Form 10-K405
period 1995-12-31
NUVEEN JOHN COMPANY
filed 1996-03-28
CIK 885708

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

/X/             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
                                         OR
/ /           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM             TO
                         COMMISSION FILE NUMBER 1-11123

                            THE JOHN NUVEEN COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                       36-3817266
 (State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                     Identification No.)

    333 WEST WACKER DRIVE                                   60606
      CHICAGO, ILLINOIS                                   (Zip Code)
    (Address of principal
       executive offices)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  312-917-7700

Securities registered pursuant to Section 12(b) of the Act:

Class A Common Stock, $.01 par value           New York Stock Exchange
          (Title of Class)                 (Name of each exchange on which
                                                     registered)

Securities registered pursuant to Section 12(g) of the Act:

None.

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X      No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

     The aggregate market value of the outstanding Common Stock held by non-affiliates of the Registrant on March 25, 1996 was $124,908,320.

     The number of shares of the Registrant's Common Stock outstanding at March 25, 1996, was 36,608,827, consisting of 8,048,827 shares of Class A Common Stock, $.01 par value, and 28,560,000 shares of Class B Common Stock, $.01 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's 1995 Annual Report to Shareholders are incorporated by reference into Parts II and IV of this report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   PART I
ITEM 1. BUSINESS

GENERAL

     The John Nuveen Company (together with its subsidiaries, the "Company"), through its wholly-owned subsidiaries--John Nuveen & Co. Incorporated ("Nuveen & Co."), Nuveen Advisory Corp. ("Nuveen Advisory") and Nuveen Institutional Advisory Corp. ("Nuveen Institutional Advisory")--specializes in the sponsorship, marketing and management of tax-free investment products, and in municipal finance. The Company sponsors tax-free investment products ("Tax-Free Investment Products"), including unit investment trusts ("UITs"), mutual funds and money market funds ("Money Market Funds") (together, "Mutual Funds"), and closed-end funds that issue common stock traded on stock exchanges in the United States and, in some cases, also issue preferred stock ("MuniPreferred(R) Stock") ("Exchange-Traded Funds").

     The Company's principal businesses consist of sponsoring and providing investment advisory, administrative and distribution services to the Mutual Funds and Exchange-Traded Funds (together, the "Funds" or "Nuveen Funds"), providing investment management services for individual and institutional investment accounts, sponsoring and distributing UITs and monitoring their portfolios, underwriting and trading municipal bonds, and providing other municipal finance investment banking services.

     The Company is the successor to a business formed in 1898 by Mr. John Nuveen to serve as an underwriter and trader of municipal bonds. This core business was augmented in 1961 when the Company developed and introduced its first tax-free UIT, which is a fixed portfolio of municipal securities selected and purchased by the Company and deposited in a trust. The Company introduced its first tax-free Mutual Fund in 1976 (the year in which Congress first permitted management investment companies investing in municipal securities to pay dividends that retain their tax-exempt character), its first tax-free Money Market Fund in 1981, and its first tax-free Exchange-Traded Fund in 1987.

     The Company was incorporated in the State of Delaware on March 23, 1992 as a wholly-owned subsidiary of The St. Paul Companies, Inc. ("St. Paul"). Nuveen & Co., the predecessor of the Company, had been a wholly-owned subsidiary of St. Paul since 1974. On May 19, 1992, St. Paul sold in a public offering a portion of its ownership interest in the Company. As of the date of this report, St. Paul owned 78% of the outstanding voting securities of the Company.

THE NUVEEN MANAGED FUNDS

OVERVIEW

     While the investment objectives of the Funds vary, each has as a primary objective to provide as high a level of current interest income exempt from regular federal (and in some cases, state and local) income tax with preservation of capital, and each has historically invested substantially all of its assets in a diversified portfolio of municipal bonds which are rated within the four highest investment grades.

     The Mutual Funds continually offer to sell and redeem their shares at prices based on the daily net asset values of their portfolios. The Mutual Funds are actively managed and include insured and uninsured nationally-diversified and state-specific portfolios, as well as several Money Market Funds. Money Market Funds are Mutual Funds that invest solely in short-term, liquid and relatively low-risk securities and seek to maintain a stable net asset value of $1 per share.

     The Exchange-Traded Funds also have actively-managed tax-free investment portfolios but do not continually offer to sell and redeem their shares. Rather, daily liquidity is provided by the ability to trade the shares of these funds on the New York or American Stock Exchanges, at a price that may be above or below the share's net asset value. Like the Mutual Funds, the Exchange-Traded Funds include insured and uninsured national and single-state funds. Most of the Exchange-Traded Funds have a "leveraged" capital structure; these funds issue MuniPreferred Stock that pay dividends at rates based on short-term tax-free interest rates, while the capital raised by the sale of the MuniPreferred Stock is invested by the funds in longer-term municipal securities. So long as the return provided by these longer-term investments, net of expenses, exceeds the current dividend rate on the preferred stock, investors in the common stock of leveraged funds realize a higher rate of return than if the fund were not leveraged. Leverage results, however, in greater volatility of the net asset value of shares of common stock of leveraged funds and possibly in their market value as well. In addition, fluctuations in the preferred stock dividend rate will affect the return to holders of common stock. To the extent that the dividend rate on the preferred stock increases (e.g., in the event of a rise in short-term interest rates), the rate of return to fund common shareholders will be reduced. If the preferred stock dividend rate were to exceed the rate of return on the investment portfolio, holders of common stock would realize a lower rate of dividend return than if the fund were not leveraged.

     The Exchange-Traded Funds also include a managed fund containing bonds with intermediate characteristics (the "Select Maturities Fund"), and the Select Portfolios (the "Portfolios"), a series of investment portfolios which are managed for stability of income and, unlike the other Nuveen Exchange-Traded Funds, have a limited life and provide for a liquidating distribution of assets to investors upon reaching a fixed termination date.

     The common shares of most of the Exchange-Traded Funds are listed on the New York Stock Exchange; the shares of the remaining Funds are listed on the American Stock Exchange. The common shares of the Exchange-Traded Funds trade in the open market at a price that is influenced by several factors including supply and demand, net asset value and yield. Common shares of the Exchange-Traded Funds may trade at a premium or a discount to net asset value although during most of 1995 such shares traded more frequently at a discount to net asset value. The Board of Directors of each Exchange-Traded Fund has determined that, at least annually, it will consider action that might be taken to reduce or eliminate any material discount to net asset value at which such shares may be trading, which may include the repurchase of such shares in the open market or in private transactions, the making of a tender offer for such shares at net asset value, or a proposal to the shareholders to convert the Fund to an open-end investment company. The consequence of any such action, if taken, could be a reduction in both the aggregate net asset value of the Exchange-Traded Funds and in the management fee paid by such Funds to Nuveen Advisory or Nuveen Institutional Advisory.

     The Nuveen Funds include five Money Market Funds. Although under no legal obligation to do so, in the past some money market fund managers, including the Company, have voluntarily, and at their own expense, taken action to protect the value of fund assets when portfolio bond credit or related financial guarantees have deteriorated. These actions have included, in the case of several money market fund sponsors, purchasing securities from the fund portfolio at par, and in the case of the Company, arranging for supplemental credit and liquidity enhancements in order to preserve the value of the fund's investment. Although the Company is under no obligation to do so, circumstances may arise in the future in which the Company may determine to take similar action; such action could involve substantial expense to the Company.

     The Money Market Funds managed by the Company have obtained commitments (each, a "Commitment") from MBIA Insurance Corporation ("MBIA") with respect to certain designated bonds held by the Money Market Funds for which credit support is furnished by banks ("Approved Banks") approved by MBIA under its established credit approval standards. Under the terms of a Commitment, if Nuveen Advisory were to determine that certain adverse circumstances relating to the financial condition of an Approved Bank had occurred, it could cause MBIA to issue a "while-in-fund" insurance policy covering the underlying bonds; after time and subject to further terms and conditions, the advisor could obtain from MBIA an "insured-to-maturity" insurance policy as to the covered bonds. Each type of insurance policy would insure payment of interest on the bonds and payment of principal at maturity. Although such insurance would not guarantee the market value of the bonds or the value of the Money Market Funds' shares, the Company believes that the ability to obtain insurance for such bonds under such adverse circumstances would enable the Money Market Funds to hold or dispose of such bonds at a price at or near their par value.

     ASSETS UNDER MANAGEMENT

     At December 31, 1995, there were 16 Mutual Funds, 5 Money Market Funds and 60 Exchange-Traded Funds with aggregate total net assets of approximately $32 billion. The following table shows Fund assets under management at December 31 of the past three years.

                              NUVEEN MANAGED FUNDS

                          NET ASSETS UNDER MANAGEMENT



                                                      December 31,
                                               ------------------------
                                               1995      1994      1993
                                               ----      ----      ----
                                                     (in millions)
Mutual funds .............................      $ 5,457   $ 4,731   $ 4,962
Exchange-traded funds.....................       25,784    23,731    25,805
Money market funds .......................        1,113     1,242     1,954
                                               --------  --------  --------
Total ....................................      $32,354   $29,704   $32,721
                                               ========  ========  ========

     During 1995, 14 Exchange Traded Funds were merged into 6 funds. During 1994, 24 Exchange Traded Funds were merged into 10 funds. These combinations result in reduced expenses and increased trading liquidity for fund shareholders.

     ADVISORY FEES

     Nuveen Advisory and Nuveen Institutional Advisory provide investment management services to the Funds and the Portfolios, pursuant to investment management agreements, and receive fees based on each Fund's average daily net assets or on a combination of the average daily net assets and gross interest income. The following table shows management fees for the past three years.

                              NUVEEN MANAGED FUNDS
                            INVESTMENT ADVISORY FEES


                                                Year Ended December 31,
                                              ----------------------------
                                                  1995      1994      1993
                                              --------  --------  --------
                                              (in thousands)
     MUTUAL FUNDS:
      Management fees ...................      $24,809   $23,535   $21,688
      Less: Reimbursed expenses .........         (897)     (396)     (562)
                                              --------  --------  --------
          Net management fees ...........       23,912    23,139    21,126
                                              --------  --------  --------

     EXCHANGE-TRADED FUNDS:
      Management fees ...................      153,777   152,078   145,197
                                              --------  --------  --------

     MONEY MARKET FUNDS:
      Management fees ...................        5,359     6,843    10,125
      Less: Reimbursed expenses .........        (336)     (420)     (494)
                                              --------  --------  --------
          Net management fees ...........        5,023     6,423     9,631
                                              --------  --------  --------
               Total ....................     $182,712  $181,640  $175,954
                                              ========  ========  ========


     The Company's management fee schedules currently provide for maximum fees ranging from .40 of 1% to .50 of 1% of net asset value annually in the case of the Money Market Funds, and .50 of 1% to .55 of 1% in the case of the other Mutual Funds. Maximum fees in the case of the Exchange-Traded Funds currently range from .60 of 1% to .65 of 1%, except that with respect to the Select Maturities Fund, the fee is .50 of 1%, and with respect to the Portfolios, the investment management agreements provide for an initial portfolio structuring fee and annual management fees ranging from .25 of 1% to .30 of 1%. In each case, the management fee schedules provide for reductions in the fee rate at greater asset levels.

     INVESTMENT MANAGEMENT AGREEMENTS

     Each Nuveen Fund has entered into an investment management agreement with Nuveen Advisory or, in the case of the Portfolios, with Nuveen Institutional Advisory (each, an "Adviser"). Although the specific terms of each such agreement vary, the basic terms of the agreements are similar. Pursuant to the agreements, the Adviser provides overall management services to each of the Funds, subject to the supervision of each Fund's Board of Directors and in accordance with each Fund's fundamental investment objectives and policies.
The investment management agreements are approved by Fund shareholders and their continuance must be approved annually by the directors of the respective Funds, including a majority of the directors who are not "interested persons" of the Adviser, as defined in the Investment Company Act. Amendments to such agreements must be approved by Fund shareholders. Each agreement may be terminated without penalty by either party upon 60 days written notice, and terminates automatically upon its assignment (as defined in the Investment Company Act and the Investment Advisers Act). Such an "assignment" will take place in the event of a change in control of the Adviser. Under the Investment Company Act, a change in control of the Adviser would be deemed to occur in the event of certain changes in the ownership of the Company's voting stock. If a termination of the investment management agreements should occur for any reason, there can be no assurance that the Funds would renew their investment management agreements with the Adviser.

     Each Fund bears all expenses associated with its operation and the issuance and, in the case of the Money Market and Mutual Funds, redemption of its securities, except for the compensation of directors and officers of the Fund who are employed by the Company and/or the Adviser. Some investment management agreements provide that, to the extent certain enumerated expenses exceed a specified percentage of a Fund's or a Portfolio's average net assets for a given year, the Adviser will absorb such excess through a reduction in the management fee and, if necessary, pay such expenses so that the year-to-date net expense will not exceed the specified percentage. In addition, the Company may waive all or a portion of its advisory fee to a Fund, and reimburse expenses, for competitive reasons. During 1995, the expense ratios specified under these arrangements ranged from .45% for certain of the Money Market Funds, to .75% for certain of the long-term Mutual Funds, to .975% for the long-term Mutual Funds whose portfolio bonds are insured by a third party insurer, and Nuveen Advisory reimbursed expenses aggregating $1,233,000 pursuant thereto. The Company does not expect that such arrangements, at current fee and expense levels, will have any significant effect on the results of its operations.

     PORTFOLIO MANAGEMENT AND RESEARCH

     Each Adviser is responsible for the execution of the investment policy of the various Funds it advises. Investment decisions for each Fund are made by the portfolio manager responsible for such Fund. The Company has a very low turnover rate for its portfolio managers, and the majority of the Company's portfolio managers have devoted most of their professional careers to municipal securities within the Nuveen organization, including experience in financial analysis, research and surveillance, institutional and broker-dealer sales, securities trading, and competitive and negotiated underwriting. To support these managers, the Company maintains a research department devoted exclusively to municipal securities. The Company's principal method of securities evaluation is through fundamental research and valuation analysis. The Research Department conducts original market and issuer research, utilizing such sources as independent inspection of market and issuer activities, issuer-prepared information and publicly available information. In conducting its analyses, the Research Department also utilizes a proprietary analytical system and commercially available data bases and analytical services.

UNIT INVESTMENT TRUSTS

     OVERVIEW

     The Company is a major sponsor of tax-free unit investment trusts. Each UIT consists of a fixed portfolio of municipal bonds selected and purchased by the Company and deposited in a trust. The trustee of the UITs is not affiliated with the Company. Units of undivided beneficial interest in the portfolio of municipal bonds are sold to investors at a price equal to the per unit market price of the bonds deposited in the trust plus a sales charge. Following the date of deposit, the Company's Research Department regularly monitors the bonds in the portfolio. UIT portfolios are not actively traded; once the initial portfolio is deposited, bonds can be sold only for the purpose of raising cash to pay for units that have been redeemed or sold pursuant to the Company's monitoring program; the proceeds of any bond sales must be distributed to unit holders. No new bonds may be added, and bonds may be exchanged or substituted only under extremely limited circumstances.

     The Company created and introduced its first municipal bond UIT in 1961, and since that date has deposited and sold units of more than 4,300 different trusts with an aggregate principal value of approximately $36 billion. The Company sponsors nationally diversified and single-state trusts, uninsured trusts, trusts whose portfolio bonds are insured by a third party insurer, and trusts of varying average portfolio maturities. At December 31, 1995, the Company had 3,615 trusts outstanding with an aggregate market value of $15.5 billion.

     UIT SALES AND UIT REVENUES

     The following table shows the Company's UIT sales and revenues during each of the last three years:

                             UIT SALES AND REVENUES

                                                       Year Ended December 31,
                                       -------------------------------------------------------
                                              1995               1994               1993
                                       -----------------  -----------------  -----------------
                                                             (in thousands)
UIT SALES (par value):
 Primary UITs                                   $943,829         $1,065,656         $1,208,850
 Secondary UITs                                  148,859            168,862            223,950
                                              ----------         ----------         ----------
  Total                                       $1,092,688         $1,234,518         $1,432,800
                                              ==========         ==========         ==========

UIT REVENUES:
 Distribution revenues:
  Primary UITs                                $   12,633         $   13,449         $   18,210
  Secondary UITs                                   1,565              1,576              1,938
                                              ----------         ----------         ----------
                                                  14,198             15,025             20,148
                                              ----------         ----------         ----------
 Positioning profits (losses):
  Municipal bonds deposited into UITs              1,929              1,334              2,544
  Primary and secondary UITs                       3,052            (9,571)              2,837
                                              ----------         ----------         ----------
                                                   4,981            (8,237)              5,381
                                              ----------         ----------         ----------
  Total                                       $   19,179         $    6,788         $   25,529
                                              ==========         ==========         ==========


     Units of the Company's UITs are sold to the public with a sales charge. The Company's UIT revenues include the sales charge, less an applicable concession to dealers for the placement of UIT units based on the public offering price of the units sold.

     The Company realizes profits or incurs losses to the extent that the market price of bonds deposited in a trust exceeds or is less than the original cost of the bonds to the Company. After the date of deposit, the Company is the holder of all of the units of the particular trust series and will realize profit or incur loss depending on whether the public offering price of units increases or decreases before the units are sold. In connection with the accumulation of bonds for deposit into newly created UITs, the Company attempts to manage its exposure to interest rate fluctuations by, among other practices, coordinating inventory levels to the rate of sale of various types of UITs, and scheduling accumulation of bonds for future trusts and the deposit of future trusts so as to meet anticipated demand.

    CONTINUING FEES

     The Company receives a continuing fee for regularly evaluating the municipal bonds in each UIT and for its program of credit monitoring. This fee, currently $.17 per annum per $1,000 principal amount of portfolio bonds, is adjusted periodically to ensure that these services are, as required by
Section 26(a) of the Investment Company Act and Rule 26a-1 thereunder, provided by the Company at no more than its cost.

     MARKET MAKING

     The Company maintains a secondary market in units of the UITs that it sponsors, buying units at a price equal to their redemption value (equal to the per unit "bid" side market price of the bonds in the trust) and selling them to other dealers and financial intermediaries at a price equal to the per unit "bid" side market price of the bonds in the trust plus a sales charge less a dealer concession. The Company, like any other unitholder, can also tender units it holds to the UIT trustee for redemption at their redemption value.

MARKETING AND DISTRIBUTION OF TAX-FREE INVESTMENT PRODUCTS

     DISTRIBUTION

     The Company markets its Funds and UITs through registered representatives (the "Registered Representatives") associated with unaffiliated national and regional broker-dealers, commercial banks and thrifts, and broker-dealer affiliates of insurance agencies and independent insurance dealers, and financial planners, accountants, tax consultants and advisers associated with registered broker-dealer firms ("Retail Distribution Firms"). The Company's distribution strategy is to maximize the liquidity and distribution potential of its Funds and UITs by maintaining strong relationships with a broad array of Registered Representatives. The Company has well-established relationships with Registered Representatives in Retail Distribution Firms throughout the country. Sales through the Registered Representatives associated with any single Retail Distribution Firm did not account for as much as 5% of the Company's consolidated revenues in 1995.

     The Company currently has relationships with more than 100,000 Registered Representatives at almost 4,000 Retail Distribution Firms. These Registered Representatives participate in the Company's marketing programs to different degrees, depending upon: their interests in distributing tax-free investments, particularly those provided by the Company; the profiles of their customers and their customers' needs; conditions in the financial markets; and their views of the relative attractiveness of the Nuveen Funds and UITs. Registered Representatives may reduce or eliminate involvement in any Nuveen marketing activity at any time, or they may elect to emphasize the tax-free investment products of competing sponsors, or the proprietary products of their own firm. Registered Representatives may receive compensation incentives to sell their firm's tax-free investment products or may choose to recommend to their customers tax-free investment products sponsored by firms other than the Company based on such considerations as investment performance, the amount and types of distribution compensation, sales assistance and administrative service payments and the level and quality of customer service. In addition, the ability of Registered Representatives to distribute the Company's Mutual Funds is subject to their firm's continuation of a selling agreement with the Company that is terminable by either party upon 60 days notice and does not obligate the Retail Distribution Firm to sell any specific amount of Funds. The Company currently has such selling agreements related to the Mutual Funds with over 2,000 Retail Distribution Firms.

     Shares of the Money Market Funds are sold to the public without sales charges. However, each Money Market Fund (except the Nuveen Tax-Exempt Money Market Fund, which is marketed primarily to institutions) has a plan adopted in accordance with Rule 12b-1 under the Investment Company Act (each, a "Plan") pursuant to which distributors of the Fund's shares are compensated for costs associated with distribution and administrative services they perform. For the year ended December 31, 1995, approximately $700,000 in Plan fees were paid to distributors of the Money Market Funds. Slightly more than half of such amount was paid by the Company and the remainder was paid by the Money Market Funds.

     All of the long-term Mutual Funds have adopted a Flexible Sales Charge Program which provides investors with alternative ways of purchasing Fund shares based upon their individual needs and preferences. Class A shares may be purchased at a price equal to the fund's net asset value plus an up front sales charge. The sales charge is calculated as a percentage of the offering price, ranging from a maximum of 4.5% to 0.50% for purchases of $5 million or more. Most of this sales charge is reallowed as concessions to Retail Distribution Firms: at the 4.5% sales charge level, 4.0% is typically reallowed. From time to time, the Company reallows all of the sales charge to Retail Distribution Firms in connection with marketing programs or special promotions. Class C shares may be purchased without any up front sales charges at a price equal to the Fund's net asset value but are subject to a .75% annual Rule 12b-1 distribution fee designed to compensate securities dealers over time for the sale of the Fund shares and a 1% continuing Deferred Sales Charge for shares redeemed within 12 months of purchase. Class C shares automatically convert to Class A shares six years after purchase. Both Class A shares and Class C shares are also subject to a .25% annual Rule 12b-1 service fee, which is used to compensate securities dealers for providing ongoing financial advice and other services. Under the Flexible Sales Charge Program, all Fund shares outstanding on the date the program was introduced were designated as Class R shares. Class R shares are available for purchase at a price equal to the Fund's net asset value only under certain limited circumstances.

     Shares of the Exchange-Traded Funds are sold to the public in offerings that are underwritten by a syndication group. During the year ended December 31, 1995 no such offerings were made.

     The typical sales charge for Nuveen UITs is 4.9% of the public offering price (5.152% of the net amount invested), with reduced sales charges for purchases of $50,000 or more. The dealer concession is $3.20 per unit (a unit represents $100 par value of bonds in a trust) at the maximum sales charge level. The sales charges for UITs in the secondary market are established based on the number of years remaining to maturity for each bond in the UIT.

     The market for the sale of tax-free unit investment trusts is relatively concentrated, with only a few sponsors accounting for a majority of total sales. Based upon information available to it, the Company believes it had a leading market share in this market in each of the last three years. The markets for tax-free mutual funds and money market funds are highly fragmented, with many participating sponsors. Based upon information available to it, the Company believes that it had less than a 5% share of the market with respect to net sales of mutual funds and money market funds in each of the last three years.


     RELATIONS WITH DISTRIBUTORS

     The Company maintains a sales force of approximately 70 "wholesalers" and sales assistants who are supported by the Company's marketing department. Wholesalers, who are employees of the Company, work closely with individual Registered Representatives to develop their businesses. The Company's wholesalers regularly visit distributors of the Company's Tax-Free Investment Products to provide product information, explain new products and discuss ideas to respond to particular investor concerns. The Company provides individual Registered Representatives with weekly, monthly and quarterly sales bulletins, a monthly product statistical and performance update, product education programs and training seminars, and promotional programs coordinated with its advertising campaigns. In addition, the Company regularly coordinates its marketing and promotional efforts with individual Registered Representatives.

     To generate investor and registered representative interest and understanding of its Tax-Free Investment Products, the Company augments its marketing efforts through television, magazine and newspaper advertising, targeted direct mail and telemarketing sales programs and the sponsoring of certain sports and civic activities, such as the Champions Professional Tennis Tournament, the U.S. National Senior Sports Organization (U.S. Senior Olympics) and the Chicago Lyric Opera radio broadcasts. For the year ended December 31, 1995, the Company spent $12.7 million on advertising and promotional efforts.

INVESTMENT BANKING

     The Company, through its Municipal Securities Division, underwrites and distributes municipal bonds, trades municipal bonds in the secondary market and serves as remarketing agent for variable rate bonds. Virtually all of its underwritings are for governmental and not-for-profit entities and substantially all of its sales are to institutional investors including casualty insurance companies, managed municipal bond funds, sponsors of unit investment trusts (including the Company), bank portfolios, trust departments and other dealers. The constituent departments of the Division responsible for these activities include Investment Banking, Trading and Commitments, and Institutional Sales. Included in Investment Banking is a business unit, Health Care Mergers and Acquisitions, which furnishes strategic financial advisory services to not-for-profit health care corporations. In addition, Investment Banking may, on occasion, act as financial advisor, broker or underwriter to municipal or other not-for-profit issuers with respect to transactions in interest rate swaps, forward transactions or other investment agreements. The Company does not, however, presently carry such positions in its trading or investment accounts and consequently has no exposure to market risk.

     The principal sources of revenue of the Municipal Securities Division include underwriting profits and management fees derived from negotiated bond underwritings, financial advisory fees, remarketing agent fees, and profits from other principal transactions including secondary market trading and furnishing investment securities to investment banking clients incidental to their bond financing transactions.

     In 1995 the Company served as manager, co-manager, or syndicate member in connection with 70 underwritings, aggregating $2.7 billion par value.


     Revenues from the underwriting of municipal securities and fees from financial advisory and remarketing activities are set forth in the following table for each of the last three years:


                                             Year Ended December 31,
                                            ------------------------
                                            1995     1994     1993
                                            ----     ----     ----
                                               (in thousands)
         Underwriting Revenues              $5,489   $6,082  $16,362

         Merger and Acquisition and
         Other Financial Advisory
         Fees                                3,383    4,322    2,124


         Remarketing Fees                    1,462    1,389    1,451
                                           -------  -------  -------
         Total                             $10,334  $11,793  $19,937
                                           =======  =======  =======

     The Company is remarketing agent with respect to 80 issues of Variable Rate Demand Obligations ("VRDOs") representing an aggregate principal value of $1.3 billion. VRDOs are municipal bonds issued with a longer term (typically 20-30 year) maturity, having variable rates of interest and options granted to the holders to put the obligations to the issuers on seven days notice and receive payments of the full principal amounts. These obligations to pay are secured by letters of credit typically issued by commercial banks.
Periodically the remarketing agents, pursuant to agreements with the issuers, reset the interest rates at a level that the remarketing agent anticipates will permit them, as agents, to remarket at par any VRDOs with respect to which a notice of put has been received. Although remarketing agents, including the Company, are only obligated to use their best efforts in locating purchasers for the VRDOs, they frequently purchase VRDOs for resale to other buyers within a few days. During the period that the Company holds any VRDOs, it has, like any holder, the unconditional right secured by the letter of credit to put the obligation to the issuer and receive payment of the full principal amount. During temporary periods of imbalance between supply and demand for VRDOs, the Company may hold substantial amounts of such obligations for resale. The Company has come to expect such imbalances at year-end and, to a lesser extent, at each calendar quarter-end.

     On occasion, the Company acquires and holds temporarily U.S. government securities which in turn are purchased by investment banking clients from the proceeds of bond issues underwritten by Nuveen. These investments are used by issuers for construction and reserve funds, or escrow accounts established to secure outstanding advanced refunded debt obligations. Similarly such transactions are also arranged for clients who have previously sold refunding bonds to facilitate the replacement of U.S. government securities in existing escrow accounts. The Company purchases such government securities only after the bond issuer has agreed to purchase them at a stated price upon completion of the transaction. In connection with escrow restructuring transactions, the Company purchases government securities from the issuer's escrow only after it has obtained a matching commitment to re-sell the securities to a third party. Although the Company is at risk that proposed bond financings or the restructuring of existing escrow accounts for which these commitments have been established will not be completed, such risk is extremely uncommon. The Company records such securities at the amounts due from the bond issuers under these contracts. At December 31, 1995 the contractual value and market value of government securities held were $1.4 million. At December 31, 1994, the Company did not hold any U.S. government securities purchased for municipal bond escrow accounts.

INVENTORY POSITIONS

     The Company regularly purchases and holds for resale municipal securities and UIT units. Inventory positions are recorded at market value and unrealized gains and losses are reported in the Company's operating results. The level of inventory maintained by the Company will fluctuate daily and is dependent upon the need to maintain municipal inventory for future UITs, and the need to maintain UIT inventory to support ongoing sales.

     The market value of the Company's inventory at December 31 for each of the last three years and the average daily inventory balances outstanding during each year are set forth below:





                                                               Average Daily Inventory
                          Inventory, at market value               (par value)
                               on December 31,                for year ended December 31,
                           --------------------------        -----------------------------
                          1995           1994        1993      1995        1994       1993
                          ----           ----        ----      ----        ----       ----
                                                  (in thousands)
Nuveen UITs            $ 39,069        $51,880     $44,575   $47,945     $44,565    $68,859
                      =========      =========   ========= =========   =========  =========
Municipal
 securities
Held for:
 Deposit in UITs       $  1,000        $     -     $ 3,337   $ 6,036     $ 6,849    $17,169
 Resale                  11,308          2,606      21,943     2,924       4,379      7,270
                      ---------      ---------   --------- ---------   ---------   --------
Total
 Municipal
 securities            $ 12,308        $ 2,606     $25,280    $8,960     $11,228    $24,439
                      =========      =========   ========= =========   =========   ========

JOINT VENTURE

     In 1990, Nuveen Institutional Advisory and Duff & Phelps Investment Management Co., a registered investment adviser and wholly-owned subsidiary of Phoenix Duff & Phelps Corp. formed Nuveen*Duff & Phelps Investment Advisors ("Nuveen*D&P"), an Illinois general partnership. Nuveen*D&P was created to provide investment advisory services to qualified and non-qualified public utility nuclear power plant decommissioning funds and/or their trustees. As of December 31, 1995, Nuveen*D&P managed 34 portfolios with assets valued at $670.1 million.

     During 1995, the Company announced the alliance of Nuveen Institutional Advisory with C.H. Dean & Associates ("Dean"), a registered investment adviser, for purposes of providing private asset management services through individually managed municipal and balanced equity-municipal portfolios. The portfolios use tax-conscious investment strategies to achieve enhanced long-term after-tax returns. At December 31, 1995 there were two Municipal Portfolios with assets totaling $524,000 and 14 Balanced Portfolios with assets of approximately $19.0 million.


EMPLOYEES

     At December 31, 1995, the Company had 537 full-time employees. Employees are compensated with a combination of salary, cash bonus and fringe benefits. The Company has sought to retain its senior employees through competitive compensation arrangements.

COMPETITION

     The Company is subject to substantial competition in all aspects of its business. The Registered Representatives that distribute the Company's Tax-Free Investment Products also distribute numerous competing products, often including products sponsored by the Retail Distribution Firms where they are employed. In recent years, competition among securities firms has adversely affected the profitability associated with the underwriting of municipal securities. There are relatively few barriers to entry by new investment management firms. Tax-free investment products are sold to the public by broker-dealers, banks, insurance companies and others, and many competing tax-free investment product sponsors offer a broader array of investment products, which may include not only tax-free investment products, but taxable income funds, individual equities, equity funds and other investment products as well. Many of these institutions have substantially greater resources than the Company. The Company competes with other providers of tax-exempt products primarily on the basis of the range of products offered, the investment performance of such products, quality of service, fees charged, the level and type of broker compensation, the manner in which such products are marketed and distributed, and the services provided to investors.

REGULATION

     Nuveen & Co. is registered as a broker-dealer under the Securities Exchange Act of 1934 and is subject to regulation by the Securities and Exchange Commission (the "Commission"), the National Association of Securities Dealers, Inc., the Municipal Securities Rulemaking Board and other federal and state agencies and self-regulatory organizations. Nuveen & Co. is subject to the Commission's Uniform Net Capital Rule, designed to enforce minimum standards regarding the general financial condition and liquidity of a broker-dealer. Under certain circumstances, this rule may limit the ability of the Company to make withdrawals of capital and receive dividends from Nuveen & Co. Nuveen & Co.'s regulatory net capital has consistently exceeded such minimum net capital requirements. At December 31, 1995, Nuveen & Co. had aggregate net capital, as defined, of approximately $255 million, which exceeded the regulatory minimum by approximately $253 million. The securities industry is one of the most highly regulated in the United States, and failure to comply with related laws and regulations can result in the revocation of broker-dealer licenses, the imposition of censures or fines and the suspension or expulsion from the securities business of a firm, its officers or employees.

     Each of the Advisers and Nuveen*D&P are registered with the Commission under the Investment Advisers Act. Each Fund and UIT is registered with the Commission under the Investment Company Act and each national Fund is qualified for sale (or not required to be so qualified) in all states in the United States and the District of Columbia; each single-state Fund is qualified for sale (or not required to be so qualified) in the state for which it is named and other designated states. Virtually all aspects of the Company's investment management business are subject to various federal and state laws and regulations. These laws and regulations are primarily intended to benefit the tax-free investment product holder and generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict the Company from carrying on its investment management business in the event that it fails to comply with such laws and regulations. In such event, the possible sanctions which may be imposed include the suspension of individual employees, limitations on the Company's engaging in the investment management business for specified periods of time, the revocation of the Advisers' registrations as investment advisers or other censures and fines.

     The Company's officers, directors, and employees may, from time to time, own securities which are also held by one or more of the Funds. The Company's internal policies with respect to individual investments require prior clearance of all transactions in municipal securities, securities of Exchange-Traded Funds and securities of the Company, and reporting of all securities transactions, and restrict certain transactions so as to avoid the possibility of conflicts of interest.

ITEM 2.  PROPERTIES

     The Company, which is headquartered in Chicago, conducts its principal operations through leased offices located there and in other United States cities. The Company leases approximately 164,000 square feet of office space across the country. Management believes that the Company's facilities are adequate to serve its currently anticipated business needs.

ITEM 3.  LEGAL PROCEEDINGS

     As previously reported most recently in the Form 10-Q report for the third quarter of 1995, a consolidated lawsuit is currently pending in federal district court in Chicago against Nuveen & Co., Nuveen Advisory, and current and former directors of two of the Nuveen exchange-traded investment companies, Nuveen Municipal Value Fund, Inc.
(NUV) and Nuveen Premium Income Municipal Fund, Inc. (NPI) (the "Funds"). The complaint, which is filed as both a direct and a derivative action, alleges, among other things, that the defendants violated the Investment Company Act of 1940, the Minnesota Business Corporation Act and the Funds' articles of incorporation in announcing, implementing, and completing (in January 1994) rights offerings for the Funds, and seeks damages in unspecified amounts. As also previously reported, plaintiffs subsequently brought additional lawsuits on behalf of NUV and NPI against the Funds' outside legal counsel and inside counsel to Nuveen & Co. alleging, among other things, negligence, professional malpractice and breach of fiduciary duty and seeking unspecified damages. As also previously reported, on July 1995 Ivan Behm, an NUV shareholder represented by the same lawyers who brought the earlier lawsuit in Chicago and other lawyers, filed a lawsuit making similar allegations in the District Court, Fourth Judicial District, Hennepin County, Minnesota on behalf of a purported class of certain of the shareholders of the NUV

Fund which names as defendants the same companies and individuals who were made defendants in the Chicago lawsuits, and seeks damages in unspecified amounts. The Minnesota case was dismissed in December 1995; the plaintiffs have filed an appeal seeking reinstatement.

     The defendants in the above-noted Chicago actions have moved to dismiss, filed responsive pleadings in opposition to plaintiffs' motions for partial summary judgment, and are otherwise defending the lawsuits. In December 1995, the Court received previously requested reports from a magistrate recommending the denial of most of defendants' motions to dismiss and the dismissal of the plaintiffs' motion for summary judgment. The parties have filed objections to the reports with the Court. While the outcome of this litigation cannot be predicted with any certainty, based on current knowledge the Company is of the opinion that such litigation will not have a material adverse effect on the Company's financial condition, results of operations or liquidity.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the quarter ended December 31, 1995.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The names, ages and positions of the executive officers of the Company as of December 31, 1995 are set forth below. Executive officers of the Company serve at the discretion of the Board of Directors. Unless otherwise indicated in the following descriptions, each of the following executive officers has held his current position with the Company or its predecessor for more than the past five years.



      Name              Age               Principal Position
      ----              ---               ------------------

Richard J. Franke        64     Chairman, Chief Executive Officer and Director
Donald E. Sveen          63     President, Chief Operating Officer and Director
Anthony T. Dean          50     Executive Vice President and Director
Timothy R. Schwertfeger  46     Executive Vice President and Director
John P. Amboian          34     Executive Vice President and Chief Financial
                                 Officer
William Adams IV         40     Vice President and Manager of Corporate
                                 Marketing
Robert B. Kuppenheimer   49     Vice President and Director of Investment
                                 Management Services for the State of California
James J. Wesolowski      45     Vice President, Secretary and General Counsel
Paul C. Williams         50     Vice President and Manager, Investment
                                 Strategies & Research
O. Walter Renfftlen      56     Vice President and Controller


     Messrs. Franke and Sveen will retire on June 30, 1996. The Board has elected Timothy Schwertfeger to the offices of Chairman of the Board and Chief Executive Officer and Anthony Dean to the offices of President and Chief Operating Officer upon the retirement of Messrs. Franke and Sveen.

     All executive officers of the Company are elected for a one-year term. There are no family relationships between any of the Registrant's executive officers and directors, and there are no arrangements or understandings between any of these executive officers and any other person pursuant to which the executive officer was selected as an officer.

     Descriptions of the business experience for the past five years of Messrs. Franke, Sveen, Dean and Schwertfeger appear under the caption "Directors of the Registrant" in Part III below.

     Mr. Amboian has been Executive Vice President and Chief Financial Officer of the Company since June 1995; prior thereto, Senior Vice President Finance, Strategic Planning and Systems & Chief Financial Officer for Miller Brewing Company from June 1993 to May 1995 and from August 1984 to May 1993 he served in several financial positions for Kraft Foods, Inc., including Vice President, Financial Planning and Analysis.

     Mr. Adams has been Vice President of the Company since March 1994. He joined Nuveen & Co. in 1982 as an associate investment banker and was promoted to Assistant Vice President in 1985. In 1988 Mr. Adams was named Vice President and Manager of Product Development, and from July 1992 to May 1994, he acted as Manager of Business Development-Western Region. In May 1994, Mr. Adams was appointed Manager of Nuveen & Co.'s Corporate Marketing Department.

     Mr. Kuppenheimer has been Vice President of the Company since December 1992. He has been Vice President of Nuveen & Co. since 1979 and has been Director of Investment Management Services for the State of California since 1995 and prior thereto, National Sales Manager since 1986. Mr. Kuppenheimer joined Nuveen & Co. in 1976 as an Assistant Vice President and Manager of Insurance Industry Products.

     Mr. Wesolowski has been Vice President, General Counsel and Secretary of the Company since inception. He joined Nuveen & Co. in 1980 as Associate Counsel, was promoted to Assistant Vice President and Associate General Counsel in May 1982, Vice President in 1986, and to General Counsel and Secretary in 1987. Mr. Wesolowski has served as Vice President, General Counsel and Secretary of Nuveen Advisory since 1988 and of Nuveen Institutional Advisory since inception, and as Vice President and Secretary of each of the Nuveen Funds since 1988.

     Mr. Williams has been Vice President of the Company since inception. He joined Nuveen & Co. in 1971 and was promoted to Vice President in 1978. He managed the General Municipal Financial Group in the Municipal Securities Department from 1983 to 1990 and chaired Nuveen & Co.'s New Product Committee from 1987 to 1992. Mr. Williams headed Nuveen & Co.'s Corporate Planning and Research Department from 1991 to 1994, the Municipal Securities Department during 1994 and currently heads Nuveen & Co.'s Investment Strategies and Research.

     Mr. Renfftlen has been Vice President and Controller of the Company since inception, and of Nuveen & Co. since he joined the firm in 1975. He has also served as Vice President and Controller of Nuveen Advisory, each of the Nuveen Funds, and Nuveen Institutional Advisory since their inception. Mr. Renfftlen is a Certified Public Accountant.



                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Information required by this item is contained in footnote 9 on page 20 of the Registrant's 1995 Annual Report to Shareholders (the "1995 Annual Report") and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     The "Five Year Financial Summary" section on page 22 of the 1995 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The "Management's Discussion and Analysis of Financial Condition and Results of Operations" section on pages 5 through 10 of the 1995 Annual Report is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data on pages 11 through 20 of the 1995 Annual Report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS OF THE REGISTRANT

     The names, ages and positions of the directors of the Company as of December 31, 1995 are set forth below. The Directors of the Company serve at the discretion of the Shareholders. Unless otherwise indicated, each of the following directors who are also officers of the Company has held his current position with the Company or its predecessor for more than five years. Directors who are not officers of the Company have been Directors since 1992 except for Mr. Douglass who has been a director since 1994. All directors have heretofore been elected by the Company's stockholders. Information regarding the Registrant's executive officers is included in Part I of this report.


Name                     Age             Principal Position
-----------------------  ----  -----------------------------------------------

Richard J. Franke        64    Chairman, Chief Executive Officer and Director
Donald E. Sveen          63    President, Chief Operating Officer and Director
Anthony T. Dean          50    Executive Vice President and Director
Timothy R. Schwertfeger  46    Executive Vice President and Director
Willard L. Boyd          67    Director
Duane R. Kullberg        63    Director

CLASS B DIRECTORS
Andrew I. Douglass       52    Director
W. John Driscoll         66    Director
Douglas W. Leatherdale   59    Director
Patrick A. Thiele        45    Director


     All directors of the Company are elected for a one-year term. There are no family relationships between any of the Registrant's directors and executive officers, and there are no arrangements or understandings between any of these directors and any other person pursuant to which the director was selected.

     Mr. Franke has been Chairman and Chief Executive Officer of the Company since inception; Chairman since 1988, Chief Executive Officer since 1974, and Director since 1969, of Nuveen & Co.; Chairman since 1988, and Director since inception, of Nuveen Advisory Corp.; Chairman since 1988, and Director since inception, of each of the Nuveen Funds advised by Nuveen Advisory; Chairman and Director of Nuveen Institutional Advisory since inception; formerly Chairman and Trustee (from each Fund's inception to August 1994), of the Nuveen Funds advised by Nuveen Institutional Advisory.

     Mr. Sveen has been President and Chief Operating Officer of the Company since inception; President since 1989, and Director and Chief Operating Officer since 1974, of Nuveen & Co.; President since 1988, and Director since inception, of Nuveen Advisory; President and Director of Nuveen Institutional Advisory since inception; Chairman since August 1994 (formerly President) and Trustee since inception of each of the Nuveen Funds advised by Nuveen Institutional Advisory; formerly President (from July 1988 to July 1994) and Director (from inception to July 1994) of each of the Nuveen Funds advised by Nuveen Advisory. Director of Hinsdale Federal Bank for Savings, Hinsdale, Illinois; Director, Central DuPage Health System.

     Mr. Dean has been Executive Vice President of the Company since inception; Executive Vice President and Director of Nuveen & Co. since 1989; Director of Nuveen Advisory and Nuveen Institutional Advisory since 1992; Director and President of the Nuveen Funds advised by Nuveen Institutional Advisory since July 1994.

     Mr. Schwertfeger has been Executive Vice President of the Company since inception; Executive Vice President and Director of Nuveen & Co. since 1989; Director of Nuveen Advisory and Nuveen Institutional Advisory since 1992; President and Director of the Nuveen Funds advised by Nuveen Advisory since July 1994.

     Mr. Boyd has been President, Field Museum of Natural History since 1981.

     Mr. Kullberg has been retired since 1989; prior thereto, he was Managing Partner-Chief Executive Officer of Arthur Andersen & Co., S.C. since 1980. Director of the Chicago Board Options Exchange, Inc., Advance Ross Corporation and Carlson Companies, Inc.

CLASS B DIRECTORS
     Mr. Leatherdale has been Chairman of the Board of Directors, President and Chief Executive Officer of The St. Paul Companies, Inc. since 1990; prior thereto, President and Chief Operating Officer from 1989 to 1990, and Executive Vice President from 1982 to 1989, of The St. Paul Companies, Inc. Director of Nuveen & Co. from 1981 to 1992 and Nuveen Advisory from 1988 to 1989. Director of United HealthCare Corporation and Northern States Power Company.

     Mr. Thiele has been Executive Vice President since 1991, Chief Financial Officer since 1989 and Director since 1993, of The St. Paul Companies, Inc.; prior thereto, Senior Vice President from 1989 to 1991, and Vice President--Finance from 1988 to 1989, of The St. Paul Companies, Inc. Director of Nuveen & Co. from 1988 to 1992, and Nuveen Advisory from 1989 to 1992. Director of The Wenger Corporation.

     Mr. Douglass has been Senior Vice President and General Counsel of The St. Paul Companies, Inc. since 1993; prior thereto, Executive Vice President, General Counsel and Secretary of Heller International Corporation from 1985 to 1993.

     Mr. Driscoll was Chairman from May 1993 until his retirement in June 1994, formerly President, of Rock Island Company, a private investment company. Director of The St. Paul Companies, Inc., Comshare Incorporated, Northern States Power Company and Weyerhaeuser Company.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors and persons who own more than ten percent of a registered class of the Company's equity securities to file forms reporting their affiliation with the Company and reports of ownership and changes in ownership of the Company's equity securities with the Securities and Exchange Commission and the New York Stock Exchange. These persons and entities are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based on a review of these forms furnished to the Company, the Company believes that all Section 16(a) filing requirements applicable to the Company's officers, directors and The St. Paul Companies, Inc., were complied with for the 1995 fiscal year.


ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

     The following table shows information concerning the annual compensation for services in all capacities to the Company of the Chief Executive Officer and the other four most highly compensated executive officers of the Company.

                           SUMMARY COMPENSATION TABLE

                                                     ALL OTHER
POSITION            YEAR   SALARY      BONUS       COMPENSATION(1)
--------            ----   ------      -----       ---------------
Richard J. Franke   1995  $500,000  $3,160,525        $21,053
 Chairman &         1994   500,000   2,783,400         14,340
 CEO                1993   500,000   3,514,000         28,363
Donald E. Sveen     1995   500,000   3,160,525         21,053
 President &        1994   500,000   2,783,400         14,340
 COO                1993   500,000   3,514,000         28,363
Anthony T. Dean     1995   250,000   3,160,525         21,053
 Executive Vice     1994   250,000   2,783,400         14,340
 President          1993   250,000   3,514,000         28,363
Timothy R.          1995   250,000   3,160,525         21,053
Schwertfeger        1994   250,000   2,783,400         14,340
 Executive Vice     1993   250,000   3,514,000         28,363
 President
Robert B.           1995   156,250     950,000         21,053
Kuppenheimer        1994   130,000     900,000         12,428
 Vice President     1993   130,000   1,150,000         15,634

     (1) Represents contributions to the named executive officer's account under the Company's tax-qualified Employees' Profit Sharing Plan and reallocations of forfeitures under that Plan.

OPTION EXERCISES AND FISCAL YEAR-END VALUES

     The following table shows information regarding the unexercised options to purchase shares of the Company's Class A Common Stock granted under the Incentive Plan to the named individuals, and held by them at December 31, 1995. None of the named individuals exercised any stock options during fiscal 1995.

                                  NUMBER OF UNEXERCISED                    VALUE OF UNEXERCISED
                                   OPTIONS AT 12/31/95                     IN-THE-MONEY OPTIONS
                                    (NUMBER OF SHARES)                        AT 12/31/95 (1)
                               -----------------------------      -----------------------------------
NAME                           EXERCISABLE     UNEXERCISABLE      EXERCISABLE           UNEXERCISABLE
----                           -----------     -------------      -----------           -------------
Richard J. Franke.........       220,000                0          $1,485,000              $      0
Donald E. Sveen...........       220,000                0           1,485,000                     0
Anthony T. Dean...........       183,333           36,667           1,237,498               247,502
Timothy R. Schwertfeger...       183,333           36,667           1,237,498               247,502
Robert B. Kuppenheimer....       125,833           25,167             849,373               169,877

---------------
     (1) Based on the New York Stock Exchange-Composite Transaction closing price of $24 3/4 on December 30, 1995, the next preceding business day, and the $18 exercise price.

RETIREMENT PLANS

     Each of the five named executive officers participates in the Company's non-contributory Retirement Plan, in which all employees who have completed one year of service and attained age 21 are eligible to participate. The table below sets forth with respect to the Retirement Plan the estimated annual straight life annuity benefits calculated upon retirement at normal retirement age for employees with the remuneration and years of service indicated.


AVERAGE
FINAL        ESTIMATED ANNUAL BENEFITS YEARS OF SERVICE
BASE      -----------------------------------------------------
SALARY        15         20         25         30         35
------        --         --         --         --         --
$125,000   $ 28,125   $ 37,500   $ 46,875   $ 56,250   $ 65,625
$150,000   $ 33,750   $ 45,000   $ 56,250   $ 67,500   $ 78,750
$175,000   $ 39,375   $ 52,500   $ 65,625   $ 78,750   $ 91,875
$200,000   $ 45,000   $ 60,000   $ 75,000   $ 90,000   $105,000
$300,000   $ 67,500   $ 90,000   $112,500   $135,000   $157,500
$400,000   $ 90,000   $120,000   $150,000   $180,000   $210,000
$500,000   $112,500   $150,000   $187,500   $225,000   $262,500
$600,000   $135,000   $180,000   $225,000   $270,000   $315,000

     Each participant's benefits are determined under a formula which takes into account years of credited service and the participant's average monthly compensation during the five consecutive calendar years of highest annual compensation in the ten consecutive calendar years prior to retirement, less a portion of primary Social Security benefits. The maximum annual benefit payable under the plan is not to exceed the lesser of $120,000 (subject to future adjustments for inflation) and 100% of a participant's average aggregate compensation for the three consecutive years in which he received the highest aggregate compensation from the Company or such lower limit as may be imposed by the Internal Revenue Code. Participants vest after five years of service to the Company and its subsidiaries. The plan generally provides for payments to or on behalf of each vested employee upon such employee's retirement at the normal retirement age provided under the plan or later, although provision is made for payment of early retirement benefits on a graduated reduced basis according to provisions of the plan. Normal retirement age under the plan is
65. An employee whose age and years of service add up to 90 is entitled to an unreduced pension despite not having attained normal retirement age.

     The Company has adopted an Excess Benefit Retirement Plan, which provides certain highly compensated employees who participate in the Retirement Plan, including Messrs. Franke and Sveen, with additional retirement income in an amount equal to the difference between (i) the benefits any such employee would have received under the Retirement Plan but for limitations imposed by the Internal Revenue Code on the amount of annual benefits payable pursuant to a tax-qualified retirement plan and (ii) the benefits actually payable to such employee under the Retirement Plan.

     The credited years of service under the Retirement Plan for Messrs. Franke, Sveen, Dean, Schwertfeger and Kuppenheimer are 35, 35, 18, 17 1/2 and 18, respectively. Compensation on which plan benefits are based includes only base salary and not bonuses, incentive compensation, or profit-sharing plan contributions. The plan compensation for these five individuals therefore is currently $500,000, $500,000, $250,000, $250,000 and $156,250 respectively.

EMPLOYMENT AGREEMENTS

     The Company has entered into employment agreements with each Messrs. Franke, Sveen, Dean and Schwertfeger. The agreements with Messrs. Franke and Sveen provide for an employment term commencing on May 27, 1992 and ending on June 30, 1996. The agreements with Messrs. Dean and Schwertfeger provide for a five-year employment term, which commenced on May 27, 1992 and will end on May 27, 1997. The agreements provide for compensation for each executive in the form of (i) an annual base salary (which may be increased, but not reduced, during the employment period), (ii) the opportunity to earn an annual bonus award in accordance with the terms and conditions of the Company's Bonus Plan,
(iii) the right to participate in the Company's executive compensation plans and programs, including the Incentive Plan, as such plans and programs may be in effect from time to time, and (iv) such medical, dental and disability benefits, accident and life insurance, and other employee benefits as are provided in accordance with the Company's plans and programs for executives in effect from time to time.

     Under the terms of each employment agreement, the Company and the executive have the right to terminate the executive's employment at any time, provided that in the event that the executive's employment is terminated by the Company without cause (as defined in each agreement) or by the executive on account of constructive termination (as defined in each agreement), the Company will be required to pay to the executive termination compensation, in addition to any accrued and unpaid amounts, including pro-rated bonus, owed to the executive under the agreement as of the date of termination, consisting of (i) one year's base salary at the rate in effect on the date of termination, (ii) an amount equal to the average of the annual bonuses paid to the executive in the last three full fiscal years of the Company preceding the date of termination, (iii) subject to the terms of certain benefit plans and programs, continuation of medical and certain other employee benefits until the date on which the employment term otherwise would have ended under the agreement, and
(iv) immediate vesting of all outstanding and previously unvested awards granted to the executive under the Incentive Plan as of the date of termination. In addition, the Company will be obligated to pay the executive additional amounts to compensate the executive for any excise taxes that may be imposed under federal or other tax laws as a result of payments made to the executive, including an accelerated vesting of awards under the Incentive Plan, in connection with a termination of the executive's employment by the Company without cause or by the executive for constructive termination, or on account of a change in control of the Company (as defined in the Incentive Plan).

COMPENSATION OF DIRECTORS

     Except for directors employed either by the Company or The St. Paul Companies, Inc., directors receive an annual fee of $20,000, a fee of $1,000 for every board meeting attended in person, and a fee of $500 for each telephone meeting of the Board. The chairmen of the Audit, Nominating and Personnel Committees each receive an additional annual fee of $2,000.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL HOLDERS

     The following table sets forth the beneficial ownership as of December 31, 1995, unless otherwise indicated, of the Company's Class A and Class B Common Stock of each person known by the Company to own beneficially more than 5% of each such class:

                      BENEFICIAL OWNERSHIP OF COMMON STOCK

                                NUMBER                                          PERCENTAGE OF
                               OF SHARES                          PERCENT OF     TOTAL COMMON
                              BENEFICIALLY        CLASS OF          CLASS           STOCK
NAME AND ADDRESS                OWNED           COMMON STOCK    OUTSTANDING(1)   OUTSTANDING(1)
----------------              ------------      ------------    --------------   --------------
The St. Paul Companies, Inc.
 385 Washington St.
 St. Paul, MN 55102.........  28,560,000(2)          B                100%           77.9%
Ryback Management, Inc.
 7711 Carondelet Ave.
 Suite 700
 St. Louis, MO 63105           1,132,300(3)          A               14.0             3.1
John A. Levin
 One Rockefeller Plaza
 New York, NY 10020.........     891,585(4)          A               11.0             2.4
Donald E. Sveen
 333 W. Wacker Drive
 Chicago, IL 60606..........     832,144(5)          A               10.1             2.3
Richard J. Franke
 333 W. Wacker Drive
 Chicago, IL 60606..........     804,130(6)          A                9.9             2.2
Peter A. Hochfelder
Robert J. Soble
Michael A. Kuflik
 277 Park Avenue
 26th Floor
 New York, NY 10017              553,200(7)          A                6.8             1.5

-------------------

     (1) For the directors and executive officers of the Company, the percentage of outstanding stock is determined by dividing the total number of shares beneficially owned, which includes the shares that would be issued upon exercise of their vested options, by the total number of outstanding shares plus the additional number of shares that would be outstanding if the options were exercised as of December 31, 1995.

     (2) As reported in a Schedule 13G dated February 11, 1993 filed with the Securities and Exchange Commission, The St. Paul Companies, Inc. has sole voting and investment power with respect to 14,880,000 of the shares of Class A Common Stock listed as beneficially owned and shared voting and investment power (with St. Paul Fire and Marine Insurance Company, a wholly owned subsidiary of The St. Paul Companies, Inc.) with respect to 13,680,000 of the shares of Class A Common Stock, in both cases by virtue of their ownership of Class B Common Stock convertible into an equal number of shares of Class A Common Stock.

     (3) As reported in the Semi-Annual report dated February 12, 1996 for the Lindner Funds, advised by Ryback Management Corporation, Lindner Growth Fund owned 593,900 shares of Class A Common Stock and Lindner Dividend Fund owned 538,400 shares of Class A Common Stock as of December 31, 1995.

     (4) John Levin individually, and as President, sole Director and sole Shareholder of John Levin & Co., Inc., has reported that, pursuant to his personal holdings and those of his investment advisory clients, he has sole power to vote and dispose of 22,500 shares of the Company's Class A Common Stock, shared voting power as to 408,100 shares, no voting power as to 460,985 shares, shared dispositive power as to 869,085 shares and beneficially owns 891,585 shares of the Company's Class A Common Stock. The foregoing is based on the content of an amended Schedule 13G, dated February 10, 1995, as filed with the Securities and Exchange Commission.

     (5) Mr. Sveen has sole voting and investment power with respect to all shares beneficially owned, other than 322,070 shares of Class A Common Stock held in a charitable trust of which Mr. Sveen is a trustee with shared voting and investment power.

     (6) Mr. Franke has sole voting and investment power with respect to all shares beneficially owned, other than 266,556 shares of Class A Common Stock held in a charitable trust of which Mr. Franke is a trustee with shared voting and investment power.

     (7) Peter A. Hochfelder ("Hochfelder"), Robert J. Sobel ("Sobel"), Mitchell A. Kuflik ("Kuflik"), Brahman Partners II, L.P. ("Brahman II"), B-Y Partners, L.P. ("B-Y"), Brahman Capital Corp. ("Capital") and Brahman Partners, L.P. ("BP") reported that:

      1. Brahman II has shared voting and dispositive power over and beneficially owns 210,000 shares of the Company's Class A Common Stock;
      2. B-Y has shared voting and dispositive power over and beneficially owns 114,900 shares of the Company's Class A Common Stock;
      3. BP as the General Partner of B-Y and Brahman II has shared voting and dispositive power over and beneficially owns 324,900 shares of the Company's Class A Common Stock;
      4. Capital has shared voting and dispositive power over and beneficially owns 343,200 shares of the Company's Class A Common Stock; and
      5. Hochfelder, Sobel and Kuflik, respectively, have shared voting and dispositive power over and beneficially owns 553,200 shares of the Company's Class A Common Stock.

BP is the general partner of B-Y and Brahman II. Capital is the investment manager for B-Y, Offshore Fund Ltd. ("Offshore"), Genesis Capital Fund ("Genesis") and Quota Fund N.V. ("Quota"). Hochfelder, Sobel and Kuflik are the sole General Partners of BP, the sole stockholders of Capital and are in a position to directly and indirectly determine the investment and voting decisions made by BP and Capital, and consequently, B-Y,

Brahman II, Offshore, Quota and Genesis. The foregoing is based on the content of a Schedule 13D, dated May 16, 1995, as filed with the Securities and Exchange Commission.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  FILED DOCUMENTS.  The following documents are filed as part of this report:
                                                                   Page
     1. Financial Statements:                                     Number
                                                                  ------
        Consolidated Balance Sheets - December 31, 1995 and 1994     *

        Consolidated Statements of Income - Years ended
        December 31, 1995, 1994 and 1993                             *

        Consolidated Statement of Changes in Stockholders' Equity -
        December 31, 1995, 1994 and 1993                             *

        Consolidated Statements of Cash Flows - Years ended
        December 31, 1995, 1994 and 1993                             *

        Notes to Consolidated Financial Statements                   *
     ______________________

        * Incorporated by reference to the 1995 Annual Report, which, except as specifically incorporated by reference in this Form 10-K, shall not be deemed to be filed with the Commission.

      2.   Financial Statement Schedules:   None

     All schedules are omitted because they are not required, are not applicable or the information is otherwise shown in the financial statements or notes thereto.

      3.   Exhibits:

      See Exhibit Index on pages E-1 through E-3 hereof.

      The following management contracts and compensatory plans and arrangements have previously been filed as Exhibits 10.1 through 10.3, 10.6 and 10.7 to the Company's 1992 Form 10-K filed on March 30, 1993 and are incorporated herein by reference:

             Nuveen 1992 Special Incentive Plan
             Form of Employment Agreement with Executive Officers
             Annual Cash Bonus Plan
             Excess Benefit Retirement Plan
             Deferred Bonus Plan

      The following management contracts and compensatory plans and arrangements have previously been filed as Exhibits 10.4 and 10.5 to the Company's 1994 Form 10-K filed on March 29, 1995 and are incorporated herein by reference:

             Employees' Profit Sharing Plan
             Employees' Retirement Plan


     (b) REPORTS ON FORM 8-K.
         None.

                                  SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 20, 1996.

                           THE JOHN NUVEEN COMPANY




                           By /s/ James J. Wesolowski
                              -----------------------------
                              James J. Wesolowski
                              Vice President, General Counsel
                              and Secretary


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 20, 1996.



         Signature                                   Title
         ---------                                   -----

             *                          Chairman, Chief Executive Officer
----------------------------            and Director (Principal Executive
    Richard J. Franke                   Officer)



             *                          President, Chief Operating Officer
----------------------------            and Director (Principal Financial
    Donald E. Sveen                     Officer)



           *                            Executive Vice President and Director
----------------------------
   Anthony T. Dean

            *                           Executive Vice President and Director
----------------------------
  Timothy R. Schwertfeger

           *                                         Director
----------------------------
    Willard L. Boyd

           *                                         Director
----------------------------
   Andrew I. Douglass

         Signature                                   Title
         ---------                                   -----


            *                                       Director
-----------------------------
    W. John Driscoll

           *                                        Director
-----------------------------
    Duane R. Kullberg

            *                                       Director
-----------------------------
  Douglas W. Leatherdale

            *                                       Director
-----------------------------
     Patrick A. Thiele

   /s/ O. Walter Renfftlen               Vice President and Controller
-----------------------------            (Principal Accounting Officer)
    O. Walter Renfftlen


*By /s/ James J. Wesolowski
   --------------------------
     James J. Wesolowski
  As Attorney-in-Fact for each
     of the persons indicated

                                 EXHIBIT INDEX
                                       to
                           ANNUAL REPORT ON FORM 10-K
                                    for the
                      FISCAL YEAR ENDED DECEMBER 31, 1995

Copies of the documents listed below which are identified with an asterisk (*) have heretofore been filed with the Commission as exhibits to registration statements or reports filed with the Commission and are incorporated herein by reference and made a part hereof; the exhibit number and location of each document so filed and incorporated herein by reference are set forth opposite each such exhibit. Exhibits not so identified are filed herewith.


                                                           Page No. of
                                                           Exhibit in
                                                           Sequential
Exhibit                                  Exhibit No.        Numbering
Designation         Exhibit              and Location        System
-----------  ----------------------  --------------------  -----------
* 3.1        Restated Certificate    Exhibit 3.1 to
             of Incorporation of     Registration
             The John Nuveen         Statement on Form
             Company                 S-1 filed on April
                                     2, 1992, File No.
                                     33-46922 (the "S-1
                                     Registration
                                     Statement")

* 3.2        Amended and Restated    Exhibit 3.2 to the
             By-Laws of The John     Company's Form 10-K
             Nuveen Company          for year ended
                                     December 31, 1993
                                     filed on March 29,
                                     1994 (the "1993
                                     Form 10-K")

*10.1        Nuveen 1992 Special     Exhibit 10.1 to
             Incentive Plan          Company's Form 10-K
                                     for the year ended
                                     December 31, 1992
                                     filed on March 30,
                                     1993 (the "1992
                                     Form 10-K")

*10.2        Form of Employment      Exhibit 10.2 to
             Agreements with top     Pre-effective
             five executive          Amendment No. 1
             officers

*10.3        Annual Cash Bonus Plan  Exhibit 10.3 to
                                     1992 Form 10-K


                                                       PAGE NO. OF
                                                       EXHIBIT IN
                                                       SEQUENTIAL
EXHIBT                               EXHIBIT NO.        NUMBERING
DESIGNATION         EXHIBIT          AND LOCATION         SYSTEM
-----------         -------          ------------      -----------
*10.4        Amended and Restated  Exhibit 10.4 to
             Profit Sharing Plan   1994 Form 10-K

*10.5        Amended and Restated  Exhibit 10.5 to
             Retirement Plan       1994 Form 10-K

*10.6        Excess Benefit        Exhibit 10.6 to the
             Retirement Plan       S-1 Registration
                                   Statement

*10.7        Deferred Bonus Plan   Exhibit 10.7 to the
                                   S-1 Registration
                                   Statement

*10.8(a)     Lease dated August    Exhibit 10.8 to the
             10, 1984 between      S-1 Registration
             333 Wacker Drive      Statement
             Venture and John
             Nuveen & Co.
             Incorporated, as
             amended

*10.8(b)     Amendment dated       Exhibit 10.8(b) to
             January 1, 1993 to    1992 Form 10-K
             lease between 333
             Wacker Drive
             Venture and John
             Nuveen & Co.,
             Incorporated

**10.9       Investment            Exhibit 10.9 to
             Management            Pre-effective
             Agreements between    Amendment No. 1 and
             Nuveen Advisory       Exhibits 10.9 to
             Corp. and each        both the 1992 and
             Nuveen Fund           1993 Forms 10-K

**10.10      Investment            Exhibit 10.10 to
             Management            Pre-effective
             Agreement between     Amendment No. 1 and
             Nuveen                Exhibits 10.10 to
             Institutional         both the 1992 and
             Advisory Corp. and    1993 Forms 10-K
             each Nuveen Select
             Tax-Free Income
             Portfolio

*10.11       Joint Venture         Exhibit 10.11 to
             Agreement, dated      S-1 Registration
             May 9, 1990,          Statement
             between Nuveen
             Institutional
             Advisory Corp. and
             Duff & Phelps
             Investment
             Management Co.

10.11(a)    Joint Venture                  --
            Advisory and
            Administration
            Agreement dated
            September 29, 1995
            between Nuveen
            Institutional
            Advisory Corp. and
            C.H. Dean &
            Associates, Inc.

*10.12      Tax Sharing           Exhibit 10.13 to
            Agreement between     S-1 Registration
            The St. Paul          Statement
            Companies, Inc. and
            John Nuveen & Co.
            Incorporated

*10.13      Registration Rights   Exhibit 10.13 to
            Agreement between     1992 Form 10-K
            The John Nuveen
            Company and The St.
            Paul Companies,
            Inc.

*10.14      Indemnity Agreement   Exhibit 10.14 to
            between The St.       1992 Form 10-K
            Paul Companies,
            Inc. and The John
            Nuveen Company

 13         Annual Report to               --
            Shareholders for
            the fiscal year
            ended December 31,
            1995

*21         List of               Exhibit 22 to the
            Subsidiaries of The   S-1 Registration
            John Nuveen Company   Statement

 23         Consent of                     --
            Independent Auditor

 24.1       Powers of Attorney             --

 24.2       Certified Copy of              --
            Resolutions of
            Board of Directors
            Authorizing
            Signatures

 27         Financial Data                 --
            Schedule

*  Previously filed; incorporated herein by reference.

** Previously filed, other than Form of Renewal of Investment Management
   Agreement, which are filed herewith.