Form 10-Q
period 1996-03-31
NUVEEN JOHN COMPANY
filed 1996-05-15
CIK 885708

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q



 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
- ---        OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended MARCH 31, 1996

Commission file number  1-11123


                            THE JOHN NUVEEN COMPANY
             (Exact name of registrant as specified in its charter)



           DELAWARE                                       36-3817266
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)


333 WEST WACKER DRIVE, CHICAGO, ILLINOIS                  60606
(Address of principal executive offices)                  (Zip Code)



Registrant's telephone number, including area code:  (312) 917-7700


                                   NO CHANGES
       (Former name, former address and former fiscal year, if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X      No
                                                 ---          ---

     At May 13, 1996 there were 36,569,827 shares of the Company's Common Stock outstanding, consisting of 8,009,827 shares of Class A Common Stock, $.01 par value, and 28,560,000 shares of Class B Common Stock, $.01 par value.

                            THE JOHN NUVEEN COMPANY

                               TABLE OF CONTENTS


                                                                   Page No.
                                                                   --------
PART I.   FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS

            Consolidated Balance Sheets (Unaudited),
               March 31, 1996 and December 31, 1995                   3

            Consolidated Statements of Income (Unaudited),
               Three Months Ended March 31, 1996 and 1995             4

            Consolidated Statement of Changes in Stockholders'
               Equity (Unaudited), Three Months Ended March 31, 1996  5

            Consolidated Statements of Cash Flows (Unaudited),
               Three Months Ended March 31, 1996 and 1995             6

            Notes to Consolidated Financial Statements
               (Unaudited)                                            7

  ITEM 2.

            Management's Discussion and Analysis of
               Financial Condition and Results of Operations          8


PART II.OTHER INFORMATION

        Item 1 through Item 6                                         18

        Signatures                                                    20



                                     (2)

                         PART 1  FINANCIAL INFORMATION
                         Item 1.  Financial Statements

                            THE JOHN NUVEEN COMPANY

                          Consolidated Balance Sheets
                                   Unaudited
                       (in thousands, except share data)

                                                                           March 31,              December 31,
ASSETS                                                                       1996                     1995
                                                                        -------------            -------------
Cash                                                                    $      12,081            $       5,036
Securities purchased under agreements to resell                               212,000                   11,000
Temporary investments arising from remarketing obligations                     16,785                  198,285
U.S. government securities purchased for municipal bond escrow accounts             -                    1,385
Investment in U.S. government securities, at fair value                        30,012                   60,039
Other participants' interest in securities in joint accounts                      745                      -
Receivables:
      Nuveen management investment companies                                   17,756                   19,633
      Brokers and dealers                                                       1,917                      283
      Customers                                                                 7,938                    8,828
      Interest                                                                  3,098                    2,694
      Other                                                                    12,526                    3,387
Securities owned (trading account), at market value:
      Nuveen tax-exempt unit trusts                                            48,048                   39,069
      Tax-exempt bonds and notes                                                6,147                   12,308
Deferred income tax charges                                                    13,660                   12,919
Furniture, equipment, and leasehold improvements, at cost less accumulated depreciation and amortization of $15,646
      and $14,413, respectively                                                15,388                   16,337
Other assets                                                                   11,868                   11,309
                                                                        -------------            -------------
                                                                        $     409,969            $     402,512
                                                                        =============            =============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
      Securities sold under agreements to repurchase                    $         -              $      25,000
      Security purchase obligations                                            10,551                    7,174
      Payables:
         Brokers and dealers                                                      120                      767
         Customers                                                                322                      524
         Income taxes                                                          13,964                    4,355
      Accrued compensation and other expenses                                  21,685                   14,489
      Deferred compensation                                                    23,559                   22,816
      Other liabilities                                                         9,831                    4,531
                                                                        -------------            -------------
         Total liabilities                                                     80,032                   79,656
                                                                        -------------            -------------
STOCKHOLDERS' EQUITY:
      Preferred stock, $.01 par value;  5,000,000 shares
         authorized, no shares issued                                           --                         --
      Class A Common stock, $.01 par value;  150,000,000 shares
         authorized, 10,094,356 shares issued                                     101                      101
      Class B Common stock, $.01 par value;  40,000,000 shares
         authorized, 28,560,000 shares issued                                     286                      286
      Additional paid-in capital                                               50,260                   50,122
      Retained earnings                                                       329,906                  319,705
      Unamortized cost of restricted stock awards                              (1,674)                  (1,611)
                                                                        -------------            -------------
                                                                              378,879                  368,603
      Less common stock held in treasury, at cost (2,104,529 and
         1,978,829 shares, respectively)                                      (48,942)                 (45,747)
                                                                        -------------            -------------
         Total stockholders' equity                                           329,937                  322,856
                                                                        -------------            -------------
                                                                        $     409,969            $     402,512
                                                                        =============            =============

See accompanying notes to consolidated financial statements.


                                      (3)

                            THE JOHN NUVEEN COMPANY

                       CONSOLIDATED STATEMENTS OF INCOME
                                   UNAUDITED
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                   Three Months Ended
                                                                        March 31,
                                                            --------------------------------
                                                               1996                  1995
                                                            ----------            ----------
Revenues:
   Investment advisory fees from
     assets under management                                $   46,835            $   44,142
   Underwriting and distribution
     of investment products                                      3,414                 3,895
   Positioning profits (losses)                                 (1,426)                2,033
   Investment banking                                            2,036                 1,654
   Interest                                                      5,580                 4,529
   All other                                                       621                   758
                                                            ----------            ----------
     Total revenues                                             57,060                57,011
                                                            ----------            ----------

Expenses:
   Compensation and benefits                                    18,574                20,402
   Advertising and promotional costs                             3,547                 4,498
   All other                                                     7,338                 7,089
                                                            ----------            ----------
     Total expenses                                             29,459                31,989
                                                            ----------            ----------
Income before taxes                                             27,601                25,022

Income taxes                                                    10,596                 9,494
                                                            ----------            ----------
Net income                                                  $   17,005            $   15,528
                                                            ==========            ==========
Average common and common equivalent
   shares outstanding                                           37,478                37,840
                                                            ==========            ==========

Earnings per common share                                   $     0.45            $     0.41
                                                            ==========            ==========



See accompanying notes to consolidated financial statements.


                                      (4)

                            THE JOHN NUVEEN COMPANY

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   UNAUDITED
                                (IN THOUSANDS )

                                                                                                Unamortized
                                                Class A   Class B   Additional                    Cost of
                                 Preferred      Common    Common     Paid-In     Retained       Restricted    Treasury
                                   Stock         Stock     Stock     Capital      Earnings     Stock Awards    Stock      Total
                                -----------    ---------  --------  ----------   ----------    -------------  --------- ----------
Balance at December 31, 1995    $                  101        286     50,122      319,705         (1,611)      (45,747)    322,856
Net income                           --           --         --         --         17,005           --           --         17,005
Cash dividends paid                  --           --         --         --         (6,596)          --           --         (6,596)
Issuance of restricted stock         --           --         --           55                        (750)          695
Amortization of restricted
 stock awards                        --           --         --         --           --              687         --            687
Purchase of treasury stock           --           --         --         --           --             --          (5,071)     (5,071)
Exercise of stock options            --           --         --          (55)        (208)          --           1,181         918
Other                                --           --         --          138         --             --           --            138
                                -----------    ---------  --------  ----------   ----------    -------------  --------- ----------
Balance at March 31, 1996       $                  101       286      50,260      329,906         (1,674)      (48,942)    329,937
                                ===========    =========  ========  ==========   ==========    =============  ========= ==========





See accompanying notes to consolidated financial statements.







                                      (5)

                            THE JOHN NUVEEN COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED
                                 (IN THOUSANDS)

                                                                          Three Months Ended March 31,
                                                                          ----------------------------
                                                                             1996               1995
                                                                          ---------         ----------
Cash flows from operating activities:
 Net income                                                               $  17,005         $   15,528
 Adjustments to reconcile net income to net cash
  provided from (used for) operating activities:
   Deferred income taxes                                                       (741)            (1,346)
   Depreciation and amortization                                              1,234                966
   Net (increase) decrease :
     Accrued investment advisory fees                                         1,877              1,251
     Accrued interest receivable                                               (378)              (993)
     Accounts receivable other                                                  860              1,376
   Net increase (decrease) :
     Current taxes payable                                                    9,747             10,775
     Accrued compensation and other expenses                                  7,195              8,552
   Net change in receivables and payables from/to brokers,
     dealers, customers and other assets/other liabilities                    1,574              3,835
   Amortization of restricted stock awards                                      688              2,246
   Net  (increase) decrease in assets:
     Temporary investments arising from remarketing obligations             181,500             46,250
     U.S. government securities (escrow accounts)                             1,385                  -
     Securities owned (trading account)                                      (2,819)           (34,968)
   Net increase (decrease) in liabilities:
     Security purchase obligations                                            3,377              7,204
     Deferred compensation                                                      744                109
                                                                          ---------         ----------
         Net cash provided from operating activities                        223,248             60,785
                                                                          ---------         ----------
Cash flows from financing activities:
 Net payments on short-term borrowings:
   Securities sold under agreements to repurchase                           (25,000)                 -
 Dividends paid                                                              (6,591)            (5,931)
 Proceeds from stock options exercised                                          918                378
 Acquisition of treasury stock                                               (4,177)            (7,531)
                                                                          ---------         ----------
         Net cash used for financing activities                             (34,850)           (13,084)
                                                                          ---------         ----------
Cash flows from investing activities:
 Purchase of U.S. treasury securities                                                         (126,854)
 Proceeds from maturity of U.S. treasury securities                          20,000                  -
 Purchases of office furniture and equipment                                   (284)            (1,149)
 Other                                                                          (69)                 6
                                                                          ---------         ----------
         Net cash provided from (used for) investing activities              19,647           (127,997)
                                                                          ---------         ----------
Increase/(decrease) in cash and cash equivalents                            208,045            (80,296)
Cash and cash equivalents:
 Beginning of year                                                           16,036            118,777
                                                                          ---------         ----------
 End of year                                                              $ 224,081         $   38,481
                                                                          =========         ==========

See accompanying notes to consolidated financial statements.


                                      (6)

                            THE JOHN NUVEEN COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 MARCH 31, 1996

     NOTE 1  BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of The John Nuveen Company and its wholly owned subsidiaries, John Nuveen & Co. Incorporated, Nuveen Advisory Corp. and Nuveen Institutional Advisory Corp. (together "the Company"), and have been prepared in conformity with generally accepted accounting principles.

     These financial statements rely, in part, on estimates. In the opinion of management, all necessary adjustments (consisting of normal recurring accruals) have been reflected for a fair presentation of the results of operations, financial position and cash flows in the accompanying unaudited consolidated financial statements. The results for the period are not necessarily indicative of the results to be expected for the entire year.


     NOTE 2  EARNINGS PER COMMON SHARE

     Earnings per common share are computed based on the weighted average number of common and common equivalent shares outstanding. Common equivalent shares include the dilutive effect of shares issuable under the Company's stock option programs.

     NOTE 3  NET CAPITAL REQUIREMENT

     John Nuveen & Co. Incorporated, the Company's wholly owned broker/dealer subsidiary, is subject to the Securities and Exchange Commission Rule 15c3-1, the "Uniform Net Capital Rule", which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, as these terms are defined, shall not exceed 15 to 1. At March 31, 1996 its net capital ratio was .23 to 1 and its net capital was $268,200,000, which is $264,100,000 in excess of the required net capital of $4,100,000.

     NOTE 4  CONTINGENCIES

     As noted in Part II, Item 1, Legal Proceedings, the Company and its subsidiaries have been named as defendants in certain legal actions having arisen in the normal course of business. In the opinion of management, based on current knowledge and after discussions with legal counsel, the outcome of such litigation will not have a material adverse effect on the Company's financial condition, results of operations or liquidity.







                                     (7)

                         PART I.  FINANCIAL INFORMATION
     PART II.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                            THE JOHN NUVEEN COMPANY

                                 MARCH 31, 1996



DESCRIPTION OF THE BUSINESS

The Company's core businesses are asset management and the related credit research and surveillance; the development, marketing, and distribution of investment products; and investment banking. The profitability of each of these lines of business, and the volume of sales of the Company's products, are directly affected by many variables, including municipal bond new issue supply, current and expected changes in interest rate levels, investor preferences for fixed-income investments versus equity or other investments, the rate of inflation, and changes or expected changes in income tax rates and laws.


MARKET OVERVIEW

During the first quarter of 1996, technical information regarding the state of the economy was subject to an unusual combination of delays and distortions as a result of the temporary shut-down of the federal government and severe weather on the East Coast. In the face of these uncertainties, interest rates remained in a narrow range for the first half of the quarter. As the streams of economic information began to flow again at mid-quarter, they showed that the economy had more strength than had previously been thought. Consequently, interest rate levels began to rise. This is in contrast to the economic environment of the first quarter of 1995 when the economy showed signs of a slow down and interest rates were declining. During the three month period ended March 31, 1996, yields on the benchmark 30-year U.S. Treasury bond increased 74 basis points to 6.72% from 5.98% at December 31, 1995. Conversely, in the first quarter of 1995, yields decreased 46 basis points to 7.41%. The Bond Buyer 20, a frequently quoted index of long-term municipal yields, increased 46 basis points to 5.90% in the first quarter of 1996 from 5.44% at December 31, 1995, while this index fell 64 basis points during the first three months of 1995 to 6.07%. The movement of interest rates for the periods January 1 through March 31, 1996 and 1995, is shown in the following graphs.

                            YIELD COMPARISONS OF THE
                             30 YEAR TREASURY BOND

                     6-JAN  13-JAN  20-JAN  27-JAN  3-FEB  10-FEB  17-FEB  24-FEB  3-MAR   10-MAR  17-MAR  24-MAR  31-MAR
First Quarter 1996   6.04   6.14    5.97    6.11    6.07   6.15    6.16    6.33    6.48    6.46    6.68    6.61    6.72
First Quarter 1995   7.85   7.78    7.88    7.71    7.61   7.66    7.58    7.52    7.54    7.46    7.36    7.44    7.41






                            YIELD COMPARISONS OF THE
                                 BOND BUYER 20

                     6-JAN  13-JAN  20-JAN  27-JAN  3-FEB  10-FEB  17-FEB  24-FEB  3-MAR   10-MAR  17-MAR  24-MAR  31-MAR
First Quarter 1996   5.37   5.50    5.40    5.46    5.40   5.37    5.33    5.48    5.57    5.59    5.81    5.86    5.90
First Quarter 1995   6.66   6.53    6.44    6.49    6.40   6.18    6.18    6.11    6.08    6.18    6.06    6.09    6.07

Growth in mutual funds continued through the first three months of 1996. Equity mutual funds experienced significant increases while the growth in bond mutual funds was moderate due to investors' anxieties over rising interest rates, the uncertainty over the Federal budget discussions in Washington and, for the municipal markets, discussions of tax reform including "flat tax" proposals.

Municipal bond new issue volume, which is comprised of new-money financings, refunding transactions, and issues that have an element of both new-money and refunding was $39 billion in the first quarter of 1996 compared with $29 billion underwritten in the same period of 1995. New-money financings by issuers were $25 billion for the three month period in 1996 and $23 billion for the same period in 1995. Refunding transactions, which are generally entered into for the purpose of redeeming outstanding bond issues under conditions more favorable to the issuer, such as lowering financing costs, totaled $11 billion in the first quarter of 1996 compared with $4 billion in 1995. The accompanying graph contrasts new issue volume in the first quarter for the past two years:



                          LONG-TERM MUNICIPAL BONDS
               NEW ISSUE VOLUME - FIRST QUARTER 1996 AND 1995



1996
- ----
Total New Issue Volume           39,000,000,000
New-Money Financing              25,000,000,000
Refundings                       11,000,000,000


1995
- ----
Total New Issue Volume           29,000,000,000
New-Money Financing              23,000,000,000
Refundings                        4,000,000,000



The following table sets forth key operating information of the Company for the first quarter of 1996 and 1995.


NUVEEN OPERATING STATISTICS
(in millions except per share amounts
and assets under management)            FOR THE FIRST QUARTER OF

                                           1996          1995      % CHANGE
                                       ------------  ------------  --------
Gross revenues                                $57.1         $57.0      0.0%
Operating expenses                             29.5          32.0     (7.8)
Pretax operating income                        27.6          25.0      10.4
Net income                                     17.0          15.5       9.7
Earnings per share                             0.45          0.41       9.8
Dividend per share                             0.18          0.16      12.5
Book value per share                           9.03          7.87      14.7
Consolidated stockholders' equity             330.0         291.0      13.4
Sales                                         354.0         457.0    (35.6)
Assets under management (in billions)          32.4          31.5       2.9


BUSINESS HIGHLIGHTS


- -    Investment advisory fees increased from the prior year due to the sale of fund shares during the first three months of 1996 and all of 1995 coupled with the appreciation of the funds' investment portfolios during 1995, offset by modest depreciation of fund portfolios in the first quarter of 1996.

- -    Consistent with the industry, the overall sales volume of tax-free, fixed-income investment products decreased during the quarter when compared to the first quarter of 1995. This trend is due to continued strong investor demand for equity products, the concern that interest rates could continue to rise, and the effects that tax reform might have on municipal bond investments. Consequently, the Company experienced a reduction in distribution revenues for the quarter when compared with the first quarter of the prior year.

- -    As a consequence of rising interest rates, the Company realized positioning losses from the municipal bonds and UITs it positions to support ongoing UIT sales during the quarter. Realized and unrealized positioning losses for the quarter ended March 31, 1996, were $1.4 million in contrast to gains of $2.0 million for the comparable period of the prior year when bond prices were rising.

- -    Investment banking revenues increased with the rise in the volume of underwritings the Company initiated and participated in during the first quarter of 1996. Advisory fees also increased as activity in the areas of health-care mergers and acquisitions and financial advisory services increased.


- -    Operating expenses for the first quarter decreased 7.8% due to lower compensation and benefit costs, and reduced advertising expenditures. The decrease in compensation and benefit costs resulted primarily from the reduction in expense associated with the vesting of restricted stock granted by the Company in 1992. Consistent with the lessened demand for tax-exempt products, the Company reduced advertising expenditures for the quarter.

- -    On May 14, 1996, the Company announced its intention to introduce a family of equity mutual funds in affiliation with Institutional Capital
     Corporation (ICAP), an institutional equity manager. The Company has filed registration statements with the Securities and Exchange Commission for three new funds for which ICAP will serve as sub-advisor. The Company expects the new funds to be introduced during the summer and fall of 1996.
      Additionally, the Board of Directors of the Company has approved an investment in preferred stock of ICAP that is convertible into a 20% common stock interest.


The following discussion and analysis contains important information that should be helpful in evaluating the Company's results of operations and financial condition, and should be read in conjunction with the consolidated financial statements and related notes.


RESULTS OF OPERATIONS

Total advisory fee income realized during the fiscal year is directly related to the weighted average market value of the assets managed by the Company's two investment advisory subsidiaries, Nuveen Advisory Corp. and Nuveen Institutional Advisory Corp. Advisory fee income will increase with an increase in the value of managed assets, either as a result of increases in the value of portfolio investments, as occur during periods of decreasing interest rates, or as a result of additional sales of the Company's products. Sales may include shares of new funds or existing funds. Fund shares may be sold either to new or existing shareholders, and may include reinvestment of fund dividends. Shares may also be sold as a result of reinvestment of distributions from unit investment trusts sponsored by the Company or the issuance of additional shares pursuant to dividend reinvestment plans. Fee income will decline when managed assets decline, as would occur when the value of fund portfolio investments decrease in a rising interest-rate environment or when open-end fund redemptions exceed sales.

Investment advisory fee income, net of expense reimbursements, is shown in the following table for the first quarter of each of the last two years:

NUVEEN MANAGED FUNDS AND ACCOUNTS
INVESTMENT ADVISORY FEES
(in thousands)


                              MARCH 31,
                          1996        1995
                       ----------  ----------
Mutual Funds           $    6,392  $    5,727
Exchange-Traded Funds      39,043      37,036
Managed Accounts              178          50
Money Market Funds          1,222       1,329
                       ----------  ----------
Total                  $   46,835  $   44,142
                       ==========  ==========

Investment advisory fee income for the mutual funds and exchange-traded funds in the first three months of 1996 was higher than the same period of 1995 due to the higher average balance of net assets under management. Sales of fund shares in 1995 and the first quarter of 1996, coupled with the appreciation of the investment portfolios of the funds during the declining interest rate environment of 1995, allowed for an increase in the net assets under management, offset by the recent depreciation of the portfolios due to the rising interest rates in the last few months preceding March 31, 1996. Average money market net assets under management during the quarter remained level with the average during the full year of 1995.

Advisory fees earned on the managed account assets, including both institutional accounts managed by Nuveen-Duff & Phelps Investment Advisors, and individual accounts managed by Nuveen Institutional Advisory Corp., through the Nuveen Private Investment Management
(NPIM) program, experienced growth in the first quarter of 1996 when compared to the same period of the prior year due to an increase in assets under management in all of 1995 and in the first quarter of 1996.

The following table summarizes net assets under management:

NUVEEN TAX-FREE MANAGED FUNDS AND ACCOUNTS
NET ASSETS UNDER MANAGEMENT
(in millions)


                        MARCH 31,   DECEMBER 31,  MARCH 31,
                          1996          1995         1995
                       -----------  ------------  ----------
Mutual funds           $     5,306  $      5,457  $    5,049
Exchange-traded funds       25,154        25,784      24,804
Managed accounts               719           688         352
Money market funds           1,189         1,113       1,305
                       -----------  ------------  ----------
Total                  $    32,368  $     33,042  $   31,510
                       ===========  ============  ==========

Sales of tax-free investment products are shown below.

NUVEEN TAX-FREE INVESTMENT PRODUCT SALES
(in millions)


                                    MARCH 31,
                               1996          1995
                           ------------  ------------
Unit investment trusts             $215          $297
Mutual funds (1)                     22            82
Money market funds (2)               76            63
Managed accounts                     31             9
Exchange-traded funds (3)            10             6
                           ------------  ------------
Total                              $354          $457
                           ============  ============

(1) Mutual fund sales, reinvestment of UIT principal and income distributions and mutual fund dividend reinvestments, and net exchanges, less redemptions.
(2) Money market fund sales, dividend reinvestments, and net exchanges less redemptions.
(3)  Dividend reinvestments.

Demand for tax-exempt investment products, including UITs, mutual funds and exchange-traded bond funds, are influenced by the level of and relationship between taxable and tax-free interest rates, the relationship between long-term and short-term rates, and the expectations of market participants concerning the direction of future interest-rate levels. In concert with industry trends, sales of the Company's UITs and mutual funds were lower in the first quarter of 1996 primarily due to the recent upturn in interest rates and investor concerns that rates will continue to climb; uncertainty about potential changes to the tax code; and continued competition with the robust equity markets. Mutual fund sales include the reinvestments of UIT principal and interest distributions and the reinvestment by mutual fund shareholders of fund dividends. Shares issued by the exchange-traded funds during both periods were limited to reinvestment of fund dividends.

The Company markets its tax-free investment products through a network of registered representatives associated with unaffiliated firms including broker-dealers, commercial banks, affiliates of insurance providers, financial planners, accountants, consultants and financial advisers. Distribution revenues include the portion of the sales charge the Company earns on UIT and mutual fund sales. Lower sales of UITs and mutual funds in the first quarter of 1996 resulted in a 12% decrease in distribution revenues relative to the same period of last year.

The Company realizes positioning profits or losses from changes in the market value of UIT inventories and municipal bond inventories held for future UIT products. These market values are directly affected by the movement of interest rates during the period beginning with the acquisition of a municipal bond for a future UIT and ending with the sale of that UIT. In a declining interest rate environment, the Company could realize gains from carrying fixed-income securities in its inventory as it did in 1995 and, conversely, in a rising interest-rate environment, the Company could incur losses, which occurred in the first quarter of 1996. The Company manages this interest-rate risk by controlling inventory levels for both municipal bonds and UITs and by timing deposits of new UITs to coincide closely with expected demand.

Investment banking revenues include both new issue underwriting profits and fee income earned from various financial advisory activities. Consistent with the industry, the Company experienced an increase in underwriting activity of 18% in the first quarter of 1996 when compared to the same period of 1995. Year-to-date fee income earned from mergers and acquisitions and financial advisory activity increased 40% over the first quarter of the prior year.

Compensation and related benefits decreased during the first quarter of 1996 when compared to the same period of 1995 primarily due to the decrease in expense associated with equity awards granted pursuant to the Company's 1992 Special Incentive Plan. The majority of such awards granted under the Plan have vested and the related expense was recorded by the Company prior to the current quarter.

In February 1996, the Company's Board of Directors approved an equity-based incentive compensation plan which will shift annual compensation paid to key employees from a program that is exclusively cash-based to one that includes equity awards in lieu of certain cash awards. The purposes of the plan are to enable the Company to attract and retain exceptionally qualified officers and other key employees upon whom the sustained growth and profitability of the Company will depend in large measure, to provide added incentive for such individuals to enhance the value of the Company for the benefit of its stockholders, and to strengthen the mutuality of interests between the key employees and the Company's stockholders. The incentive plan, which is subject to shareholder approval at the annual shareholders' meeting on July 9, 1996, reserves for award an aggregate of 3.8 million shares of Class A common stock including up to 950,000 shares which may be issued in the form of restricted stock grants. Overall this program is expected to decrease compensation expense slightly in the current year.

The Company also realized a decrease in advertising expenditures when comparing the first quarters of 1996 and 1995. The Company recognized that the demand for tax-exempt packaged products lessened during the quarter due to the recent upturn in interest rates and uncertainties about pending tax reform, and adjusted its advertising costs accordingly.


CAPITAL RESOURCES, LIQUIDITY
AND FINANCIAL CONDITION

Management believes that its capital resources are more than adequate to finance its daily operations. The Company's primary businesses are not capital intensive and the Company has no current need to obtain long-term financing. During the first three months of 1996 and throughout 1995, a large percentage of the Company's assets were comprised of cash and cash equivalents, highly liquid temporary investments in variable rate demand obligations (VRDOs) arising from remarketing activities, and short-term receivables, including amounts related to the Company's managed fund advisory services. The financing requirements of the Company are almost entirely satisfied from equity capital as reported in its consolidated balance sheet. The Company, however, occasionally utilizes available lines of credit, which exceed $400 million, to satisfy additional periodic short-term financing requirements arising from its obligations as remarketing agent for VRDOs and to acquire U.S. government securities held for advance refunding escrow accounts.

The Company is remarketing agent for various issuers of VRDOs with an aggregate principal value in excess of $1.3 billion at March 31, 1996. Although remarketing agents, including the Company, are only obligated to use their best efforts in locating purchasers for the VRDOs, they frequently repurchase VRDOs for resale to other buyers within a few days. During temporary periods of imbalance between supply and demand for VRDOs, the Company may hold larger balances of such obligations for resale. Substantially all VRDOs for which the Company is remarketing agent are secured by letters of credit obtained by the issuer from top-rated third-party providers, including major commercial banks and insurance companies. At March 31, 1996, and December 31, 1995, the Company held $17 million and $198 million, respectively, of VRDOs, which are classified in its consolidated balance sheets as "Temporary investments arising from remarketing obligations". The Company's average daily inventory of VRDOs was $12 million during the first quarter of 1996 and $36 million during all of 1995.

As a function of its investment banking business, the Company periodically acquires and temporarily holds U.S. government securities pending delivery to municipal bond issuers' escrow accounts established for the purpose of advance-refunding outstanding debt obligations. The Company acquires such government securities only after the bond issuer has agreed to purchase them from the Company at a stated price upon completion of the refunding transaction. The Company records such securities at the amounts due from the bond issuers under these contracts. The Company held no such securities at March 31, 1996 and $1.4 million at December 31, 1995.

At March 31, 1996, the Company held in its treasury 2,104,529 shares of its Class A Common Stock acquired in open market transactions as part of stock repurchase programs to provide shares for the firm's employee stock option program. During the first quarter of 1996, the Company purchased 206,700 shares.

The Company, while authorized to invest in derivative financial instruments, did not purchase any derivative securities in managing its operations during the first quarter of 1996 or throughout 1995 and, therefore, had no exposure to market risk from derivative financial instruments. The Company's investment banking group did, on occasion, act as financial adviser, broker, or underwriter to municipal or other not-for-profit issuers with respect to transactions such as interest rate swaps and forward delivery transactions. Also, the Company's investment advisory subsidiaries did not invest in derivative securities, other than high quality synthetic money market securities, for the funds they manage.

John Nuveen & Co. Incorporated, the Company's wholly owned broker/dealer subsidiary, is subject to the Securities and Exchange Commission Rule 15c3-1, the "Uniform Net Capital Rule", which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, as these terms are defined, shall not exceed 15 to 1. At March 31, 1996, its net capital ratio was .23 to 1 and its net capital was $268.2 million which is $264.1 million in excess of the required net capital of $4.1 million.

During the quarter ended March 31, 1996, the Company's net worth increased by $7.1 million after payment of dividends of $6.6 million and the purchase of treasury stock of $5.1 million.

INFLATION

The Company's assets are, to a large extent, liquid in nature and therefore not significantly affected by inflation. However, inflation may result in increases in the Company's expenses, such as employee compensation, advertising and promotional costs, and office occupancy costs. To the extent inflation, or the expectation thereof, results in rising interest rates or has other adverse effects upon the securities markets and on the value of financial instruments, it may adversely affect the Company's financial condition and results of operations. A substantial decline in the value of fixed income investments could adversely affect the net asset value of funds managed by the Company, which in turn would result in a decline in investment advisory fee income.

                           PART II  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS


          As previously reported most recently in the Form 10-K report for 1995, a consolidated lawsuit is currently pending in federal district court in Chicago against John Nuveen & Co. Incorporated, Nuveen Advisory, and current and former directors of two of the Nuveen exchange-traded investment companies, Nuveen Municipal Value Fund, Inc. (NUV) and Nuveen Premium Income Municipal Fund, Inc.
     (NPI) (the "Funds"). The complaint, which is filed as both a direct and a derivative action, alleges, among other things, that the defendants violated the Investment Company Act of 1940, the Minnesota Business Corporation Act and the Funds' articles of incorporation in announcing, implementing, and completing (in January 1994) rights offerings for the Funds, and seeks damages in unspecified amounts. As also previously reported, plaintiffs subsequently brought additional lawsuits on behalf of NUV and NPI against the Funds' outside legal counsel and inside counsel to Nuveen & Co. alleging, among other things, negligence, professional malpractice and breach of fiduciary duty and seeking unspecified damages. As also previously reported, on July 1995 Ivan Behm, an NUV shareholder represented by the same lawyers who brought the earlier lawsuit in Chicago and other lawyers, filed a lawsuit making similar allegations in the District Court, Fourth Judicial District, Hennepin County, Minnesota on behalf of a purported class of certain of the shareholders of the NUV Fund which names as defendants the same companies and individuals who were made defendants in the Chicago lawsuits, and seeks damages in unspecified amounts. The Minnesota case was dismissed in December 1995; the plaintiffs have filed an appeal seeking reinstatement.

          As previously reported, the defendants in the above-noted Chicago actions have moved to dismiss, filed responsive pleadings in opposition to plaintiffs' motions for partial summary judgment, and are otherwise defending the lawsuits. In March, 1996, the Court entered orders denying most of defendants' motions to dismiss. Further, the Court has received but taken no action on a magistrate's report recommending dismissal of plaintiffs' motion for summary judgment. While the outcome of this litigation cannot be predicted with any certainty, based on current knowledge, the Company is of the opinion that such litigation will not have a material adverse effect on the Company's financial condition, results of operations or liquidity.




ITEM 2.  CHANGES IN SECURITIES

         Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable

ITEM 5.  OTHER INFORMATION

         Not Applicable


                                     (18)

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a) The following exhibits are included herein:

        (27) Financial Data Schedule

     b) Reports on Form 8-K.  Not Applicable.








                                     (19)

                                   SIGNATURE



          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                     THE JOHN NUVEEN COMPANY
                                     (Registrant)










     DATE:  May 15, 1996             By /s/ James J. Wesolowski
                                     -----------------------------------
                                     James J. Wesolowski
                                     Vice President, General Counsel and
                                     Secretary
                                     (Authorized Signatory)




     DATE:  May 15, 1996             By /s/ O. Walter Renfftlen
                                     -----------------------------------
                                     O. Walter Renfftlen
                                     Vice President and Controller
                                     (Principal Accounting Officer)





                                      (20)