Form 10-Q
period 1996-06-30
NUVEEN JOHN COMPANY
filed 1996-08-09
CIK 885708

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
- ---        OF THE SECURITIES EXCHANGE ACT OF 1934




For the quarterly period ended JUNE 30, 1996

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes __X__     No _____

     At August 6, 1996 there were 35,480,627 shares of the Company's Common Stock outstanding, consisting of 7,791,527 shares of Class A Common Stock, $.01 par value, and 27,689,100 shares of Class B Common Stock, $.01 par value.

                            THE JOHN NUVEEN COMPANY

                               TABLE OF CONTENTS




                                                                 Page No.
                                                                 --------
PART I.   FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

              Consolidated Balance Sheets (Unaudited),
                  June 30, 1996 and December 31, 1995                  3

              Consolidated Statements of Income (Unaudited),
                  Three Months Ended  June 30, 1996 and 1995
                  Six Months Ended June 30, 1996 and 1995              4

              Consolidated Statement of Changes in Stockholders'
                  Equity (Unaudited), Six Months Ended June 30, 1996   5

              Consolidated Statements of Cash Flows (Unaudited),
                  Six Months Ended June 30, 1996 and 1995              6

              Notes to Consolidated Financial Statements
                  (Unaudited)                                          7

         ITEM 2.

              Management's Discussion and Analysis of
                  Financial Condition and Results of Operations        8


PART II.  OTHER INFORMATION

  Item 1 through Item 6                                               18

  Signatures                                                          20

                        PART 1  FINANCIAL INFORMATION
                        Item 1.  Financial Statements

                           THE JOHN NUVEEN COMPANY

                         Consolidated Balance Sheets
                                  Unaudited
                      (in thousands, except share data)

                                                                                 JUNE 30,               DECEMBER 31,
ASSETS                                                                             1996                    1995
                                                                            -------------------     -------------------
Cash                                                                        $             4,396     $             5,036
Securities purchased under agreements to resell                                         215,000                  11,000
Short term investments, at cost which approximates market value                          19,985                      --
Temporary investments arising from remarketing obligations                               18,670                 198,285
U.S. government securities purchased for municipal bond escrow accounts                      --                   1,385
Investment in U.S. government securities, at fair value                                      --                  60,039
Receivables:                                                                                                         --
      Nuveen management investment companies                                             15,999                  19,633
      Brokers and dealers                                                                 1,551                     283
      Customers                                                                           8,862                   8,828
      Interest and dividends                                                              1,659                   2,694
      Other                                                                              12,323                   3,387
Securities owned (trading account), at market value:
      Nuveen tax-exempt unit trusts                                                      44,813                  39,069
      Tax-exempt bonds and notes                                                          1,454                  12,308
Deferred income tax charges                                                              14,966                  12,919
Furniture, equipment, and leasehold improvements, at cost less accumulated depreciation and amortization of $16,900
      and $14,413, respectively                                                          15,040                  16,337
Other assets                                                                             42,111                  11,309
                                                                            -------------------     -------------------
                                                                            $           416,829     $           402,512
                                                                            ===================     ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
      Securities sold under agreements to repurchase                        $                --     $            25,000
      Security purchase obligations                                                      10,829                   7,174
      Payables:
         Brokers and dealers                                                              2,998                     767
         Customers                                                                          321                     524
         Income taxes                                                                     3,571                   4,355
      Accrued compensation and other expenses                                            30,554                  14,489
      Deferred compensation                                                              24,170                  22,816
      Other liabilities                                                                   2,646                   4,531
                                                                            -------------------     -------------------
         Total liabilities                                                               75,089                  79,656
                                                                            -------------------     -------------------

STOCKHOLDERS' EQUITY:
      Preferred stock, $.01 par value;  5,000,000 shares
         authorized, no shares issued                                                        --                      --
      Class A Common stock, $.01 par value;  150,000,000 shares
         authorized, 10,094,356 shares issued                                               101                     101
      Class B Common stock, $.01 par value;  40,000,000 shares
         authorized, 28,560,000 shares issued                                               286                     286
      Additional paid-in capital                                                         50,340                  50,122
      Retained earnings                                                                 340,336                 319,705
      Unamortized cost of restricted stock awards                                          (986)                 (1,611)
                                                                            -------------------     -------------------
                                                                                        390,077                 368,603
      Less common stock held in treasury, at cost (2,078,529 and
         1,978,829 shares, respectively)                                                (48,337)                (45,747)
                                                                            -------------------     -------------------
         Total stockholders' equity                                                     341,740                 322,856
                                                                            -------------------     -------------------
                                                                            $           416,829     $           402,512
                                                                            ===================     ===================

See accompanying notes to consolidated financial statements.

                           THE JOHN NUVEEN COMPANY

                      Consolidated Statements of Income
                                  Unaudited
                    (in thousands, except per share data)


                                             THREE MONTHS ENDED    SIX MONTHS ENDED
                                                   JUNE 30,             JUNE 30,
                                            -------------------- ---------------------
                                              1996        1995      1996        1995
                                            --------   --------- ---------  ----------
Revenues:
   Investment advisory fees from
     assets under management                $ 45,599   $  45,748 $  92,434  $   89,890
   Underwriting and distribution
     of investment products                    4,077       3,872     7,301       7,767
   Positioning profits (losses)                 (323)        372    (1,558)      2,405
   Investment banking                          1,097       2,389     3,132       4,043
   Interest                                    4,654       4,816    10,234       9,345
   All other                                     610         729     1,230       1,486
                                            --------   --------- ---------  ----------
     Total revenues                           55,714      57,926   112,773     114,936
                                            --------   --------- ---------  ----------

Expenses:
   Compensation and benefits                  17,106      20,767    35,680      41,344
   Advertising and promotional costs           3,394       4,506     6,941       9,004
   All other                                   7,462       7,369    14,801      14,282
                                            --------   --------- ---------  ----------
     Total expenses                           27,962      32,642    57,422      64,630
                                            --------   --------- ---------  ----------

Income before taxes                           27,752      25,284    55,351      50,306

Income taxes                                  10,602       9,550    21,197      19,044
                                            --------   --------- ---------  ----------
Net income                                  $ 17,150   $  15,734 $  34,154  $   31,262
                                            ========   ========= =========  ==========
Average common and common equivalent
   shares outstanding                         37,561      37,619    37,554      37,729
                                            ========   ========= =========  ==========
Earnings per common share                   $   0.46   $    0.42 $    0.91  $     0.83
                                            ========   ========= =========  ==========



See accompanying notes to consolidtaed financial statements.

                           THE JOHN NUVEEN COMPANY

          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  UNAUDITED
                               (IN THOUSANDS )

                                                                                                Unamortized
                                                      Class A   Class B   Additional              Cost of
                                          Preferred   Common    Common     Paid-In   Retained    Restricted     Treasury
                                           Stock       Stock     Stock     Capital   Earnings   Stock Awards      Stock      Total
                                          ---------   -------   -------    -------   --------   -------------   ---------  ---------
Balance at December 31, 1995              $    --         101       286     50,122    319,705        (1,611)    (45,747)    322,856
Net income                                     --        --        --         --       34,154          --          --        34,154
Cash dividends paid                            --        --        --         --      (13,179)         --          --       (13,179)
Issuance of restricted stock                   --        --        --           55       --            (750)        695           0
Amortization of restricted
 stock awards                                  --        --        --         --         --           1,375        --         1,375
Purchase of treasury stock                     --        --        --         --         --            --        (5,071)     (5,071)
Exercise of stock options                      --        --        --          (55)      (344)         --         1,786       1,387
Other                                          --        --        --          218       --            --          --           218
                                          ---------   -------   -------    -------   --------     ---------   ---------   ---------
Balance at June 30, 1996                  $       0       101       286     50,340    340,336          (986)    (48,337)    341,740
                                          =========   =======   =======    =======   ========     =========   =========   =========

See accompanying notes to consolidated financial statements.

                           THE JOHN NUVEEN COMPANY

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  UNAUDITED
                                (IN THOUSANDS)

                                                                                   Six Months Ended June 30,
                                                                            --------------------------------------
                                                                                    1996               1995
                                                                            -----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                $          34,154    $          31,262
  Adjustments to reconcile net income to net cash
    provided from (used for) operating activities:
     Deferred income taxes                                                             (2,047)              (3,324)
     Depreciation and amortization                                                      2,488                2,197
     Net (increase) decrease :
        Accrued investment advisory fees                                                3,634                2,904
        Accrued interest receivable                                                       915                 (188)
        Accounts receivable other                                                         963                2,593
     Net increase (decrease) :
        Current taxes payable                                                            (566)               2,661
        Accrued compensation and other expenses                                        16,064               17,233
     Net change in receivables and payables from/to brokers,
        dealers, customers and other assets/other liabilities                          (1,108)                 485
     Amortization of restricted stock awards                                            1,375                4,533
     Net decrease in assets:
        Temporary investments arising from remarketing obligations                    179,615               79,660
        U.S. government securities (escrow accounts)                                    1,385                    0
        Securities owned (trading account)                                              5,110                8,753
     Net increase (decrease) in liabilities:
        Security purchase obligations                                                   3,656              (13,280)
        Deferred compensation                                                           1,355                  339
                                                                            -----------------    -----------------
              Net cash provided from operating activities                             246,993              135,828
                                                                            -----------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net payments on short-term borrowings-
     Securities sold under agreements to repurchase                                   (25,000)                --
  Dividends paid                                                                      (13,168)             (11,842)
  Proceeds from stock options exercised                                                 1,487                  648
  Acquisition of treasury stock                                                        (5,797)              (7,531)
                                                                            -----------------    -----------------
              Net cash used for financing activities                                  (42,478)             (18,725)
                                                                            -----------------    -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of U.S. treasury securities                                                (38,792)            (126,854)
  Proceeds from maturity of U.S. treasury securities                                   68,965                9,700
  Purchases of office furniture and equipment                                          (1,190)              (1,645)
  Proceeds from sale of office furniture and equipment                                    --                    23
  Other                                                                               (30,138)                 (24)
                                                                            -----------------    -----------------
              Net cash used for investing activities                                   (1,155)            (118,800)
                                                                            -----------------    -----------------

Increase/(decrease) in cash and cash equivalents                                      203,360               (1,697)
Cash and cash equivalents:
  Beginning of year                                                                    16,036              118,777
                                                                            -----------------    -----------------
  End of year                                                               $         219,396    $         117,080
                                                                            =================    =================

See accompanying notes to consolidated financial statements.

                            THE JOHN NUVEEN COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 JUNE 30, 1996

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

     NOTE 3  NET CAPITAL REQUIREMENT

     John Nuveen & Co. Incorporated, the Company's wholly owned broker/dealer subsidiary, is subject to the Securities and Exchange Commission Rule 15c3-1, the "Uniform Net Capital Rule", which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, as these terms are defined, shall not exceed 15 to 1. At June 30, 1996 its net capital ratio was .22 to 1 and its net capital was $250,500,000, which is $246,900,000 in excess of the required net capital of $3,600,000.

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

                         PART I.  FINANCIAL INFORMATION
     PART II.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                            THE JOHN NUVEEN COMPANY

                                 JUNE 30, 1996



DESCRIPTION OF THE BUSINESS

The Company's core businesses are asset management and the related credit research and surveillance; the development, marketing, and distribution of investment products for conservative investors; and municipal and corporate investment banking services. The profitability of each of these lines of business, and the volume of sales of the Company's products, are directly affected by many variables, including municipal bond new issue supply, current and expected changes in interest rate levels, investor preferences for fixed-income investments versus equity or other investments, the rate of inflation, and changes or expected changes in income tax rates and laws.


MARKET OVERVIEW

Economic data during the first quarter of 1996 suggested that the economy was expanding at a quicker pace than previously thought. Fearing a rise in inflation, the bond market reacted by increasing long-term interest rates. During the second quarter of 1996, however, conflicting data caused interest rates to change direction on seven separate occasions resulting in bonds trading in a relatively narrow range during the period. In contrast, throughout the first half of 1995 interest rates declined in response to the perception that the economy was slowing and consumer confidence was declining, and a general expectation that the Federal Reserve Board would lower short-term interest rates. Equity markets were generally strong during both semi-annual periods.

The relative strength of the municipal market is often shown by the relationship between long-term tax-exempt and taxable interest rates. The ratio between the Bond Buyer 20, a frequently quoted index of long-term municipal yields, and the benchmark 30-year Treasury bond declined from 91% at the beginning of the year to 88% at the end of the first quarter and 85% at the end of the second quarter, reflecting in part the reduced concern over the direction of discussions on tax reform, particularly relating to flat tax proposals.

The movement of interest rates for the six month period ended June 30, 1996 and 1995 is shown in the following graphs.

                           YIELD COMPARISONS OF THE
                 30 YEAR TREASURY BOND AND THE BOND BUYER 20
               FOR THE PERIOD JANUARY 1, 1995 TO JUNE 30, 1995

                                  YIELDS(%)

                                 [LINE CHART]

                     01/06/95    01/13/95   01/20/95    01/27/95    02/03/95    02/10/95   02/17/95    02/24/95
Bond Buyer 20            6.66        6.53       6.44        6.49        6.40        6.18       6.18        6.11
30 Year Treasury         7.85        7.78       7.88        7.71        7.61        7.66       7.58        7.52

                     03/03/95    03/10/95   03/17/95    03/24/95    03/31/95    04/07/95     04/13/95    04/21/95    04/28/95
Bond Buyer 20            6.08        6.18       6.06        6.09        6.07        6.03        6.01       5.96        6.06
30 Year Treasury         7.54        7.46       7.36        7.44        7.41        7.35        7.33       7.33        7.33

                     05/05/95   05/12/95    05/19/95     05/26/05    06/02/95   06/09/95    06/16/95   06/23/95    06/30/95
Bond Buyer 20            6.10       5.96        5.92        5.83        5.79        5.75        5.86       5.82        5.97
30 Year Treasury         7.17       6.98        6.92        6.75        6.53        6.72        6.61       6.53        6.64





                           YIELD COMPARISONS OF THE
                 30 YEAR TREASURY BOND VS. THE BOND BUYER 20
             FOR THE PERIOD JANUARY 1, 1996 THROUGH JUNE 30, 1996

                                  YIELD(%)

                                 [LINE CHART]

                 01/04/96   01/11/96   01/18/96    01/25/96    02/01/96    02/08/96   02/15/96    02/22/96    02/29/96    03/07/96
Bond Buyer 20        5.37       5.50       5.40        5.46        5.40        5.37       5.33        5.48        5.57        5.59
30 Year Treasury     6.04       6.14       5.97        6.11        6.07        6.15       6.16        6.33        6.48        6.46


                 03/14/96   03/21/96   03/28/96    04/04/96    04/11/96    04/18/96   04/25/96    05/02/96   05/09/96     05/16/96
Bond Buyer 20        5.81       5.86       5.90        5.86        6.03        5.94       5.91        6.06       5.96         5.96
30 Year Treasury     6.68       6.61       6.72        6.63        6.93        6.83       6.81        7.04       7.02         6.92


                 05/23/96    05/30/96   06/06/96    06/13/96   06/20/96    06/27/96
Bond Buyer 20        5.87        5.94       5.94        6.12       6.06        5.97
30 Year Treasury     6.87        6.94       6.91        7.12       7.12        7.00

While stock and bond mutual funds generally continued to experience solid growth in the second quarter of 1996, sales were at levels slightly lower than the prior quarter. Stock funds experienced significant increases for the quarter with April posting the second largest monthly inflow ever into stock funds. Fixed income funds also experienced growth during the quarter at more moderate levels. Fixed income investors continue to face a degree of uncertainty about the pace of growth in the economy, the potential for renewed inflationary pressures and higher interest rates.

Municipal bond new issue volume, which is comprised of new-money financings, refunding transactions, and issues that have an element of both new-money and refunding, was $89 billion during the first half of 1996 compared with $69 billion in the same period of 1995. New-money financings by issuers were $60 billion for the first six months in 1996 and $53 billion for the same period in 1995. Refunding transactions, which are generally entered into for the purpose of redeeming outstanding bond issues under conditions more favorable to the issuer, such as lowering financing costs, totaled $22 billion in the first two quarters of 1996 compared with $12 billion in 1995. The accompanying graph contrasts new issue volume in the first half of the year for the past two years:



                          LONG TERM MUNICIPAL BONDS
                              NEW ISSUE VOLUME
                SIX MONTH PERIOD ENDED JUNE 30, 1996 AND 1995

                                 [BAR GRAPH]


                                  1996               1995
Total New Issue Volume            88,625,500,000     68,846,200,000
New-Money Financings              59,537,000,000     52,978,500,000
Refundings                        21,562,000,000     12,172,800,000

The following table compares key operating information of the Company for the three month period and six month period ending June 30, 1996 and 1995.

NUVEEN OPERATING STATISTICS
(in millions except per
share amounts  and assets
under management)

                                    FOR THE SECOND QUARTER OF      FOR THE FIRST HALF OF
                                    1996   1995     % CHANGE     1996      1995   % change
                                    -----  -----    --------    ------   -------- --------
Gross revenues                      $55.7  $57.9     -3.8%      $112.8   $114.9      -1.8%
Operating expenses                   28.0   32.6     -14.1        57.4     64.6     -11.1
Pretax operating income              27.8   25.3       9.9        55.4     50.3      10.1
Net income                           17.2   15.7       9.6        34.2     31.3       9.3
Earnings per share                   0.46   0.42       9.5        0.91     0.83       9.6
Dividend per share                   0.18   0.16      12.5        0.36     0.32      12.5
Book value per share                 9.34   8.20      13.9        9.34     8.20      13.9
Consolidated stockholders'
  equity                            342.0  303.1      12.8       342.0    303.1      12.8
Sales (net of redemptions)          186.0  354.0     -47.4       541.0    811.0     -33.3
Assets under management
  (in billions)                      32.1   31.9       0.6        32.1     31.9       0.6


BUSINESS HIGHLIGHTS


- -    Total investment advisory fees for the six month and three month periods ended June 30, 1996 remained relatively flat with the same periods of the prior year. Increases in advisory fees earned on long-term mutual funds and managed accounts were more than offset by declines in advisory fees earned on exchange-traded funds and money market funds in the three month period. During the six month period, the Company experienced increases in advisory fee income for mutual funds, exchange-traded funds and managed accounts which was partially offset by decreases in money market fund advisory fee income.

- -    Consistent with the industry, the overall sales volume of tax-free, fixed-income investment products decreased during the first half of the year when compared to the first half of 1995. This trend is due to continued strong investor demand for equity products and the concern that interest rates will continue to rise. Consequently, the Company experienced a reduction in distribution revenues for the first half of the year when compared to the first half of the prior year.

- -    As a consequence of rising interest rates, the Company realized positioning losses from the municipal bonds and UITs it positions to support ongoing UIT sales during the first half of the year. Realized and unrealized positioning losses for the six month period ended June 30, 1996, were $1.6 million in contrast to gains of $2.4 million for the comparable period of the prior year when bond prices were rising.

- -    Operating expenses for both the first half and second quarter of the year decreased 11.1% and 14.1%, respectively, when compared to the prior year primarily due to lower compensation and benefit costs, and reduced advertising expenditures. The decrease in compensation and benefit costs resulted primarily from the reduction in expense associated with the vesting of restricted stock granted by the Company in 1992. Advertising and promotion expenditures were lower during the first half of the year due to the Company's continued responsiveness to market conditions.

- -    The Company announced on May 16, 1996 its intention to introduce a family of equity mutual funds in affiliation with Institutional Capital Corporation (ICAP), an institutional equity manager. The Company has filed registration statements with the Securities and Exchange Commission for three new funds for which ICAP will serve as sub-advisor. The Company expects the new funds to be introduced during the fall of 1996. In addition to the joint development of new products, the Company has made an equity investment in ICAP in the form of preferred stock convertible into a 20% common stock interest.



SIGNIFICANT SUBSEQUENT EVENTS


- -    On July 16, 1996, the Company announced an agreement to acquire Flagship
     Resources Inc., a Dayton, Ohio-based municipal mutual fund sponsor and asset manager. With the merging of Flagship with the Company's tax-exempt mutual fund business, the Company will widen the range of municipal investments offered to conservative investors. Upon completion of the merger, the Company will offer state-specific mutual funds, exchange-traded funds or unit investment trusts in 28 states.

- -    The Company announced on July 16, 1996 its intention to purchase up to 3.5 million of its outstanding common shares. The repurchase, which represents nearly 10% of the outstanding shares, will be prorated between the Company's class A and class B shares.

- -    On July 16, 1996, the Company announced a 17% increase in its third quarter dividend, to $0.21 from $0.18 per common share.


The following discussion and analysis contains important information that should be helpful in evaluating the Company's results of operations and financial condition, and should be read in conjunction with the consolidated financial statements and related notes.

RESULTS OF OPERATIONS

Total advisory fee income realized during any fiscal year is directly related to the weighted average market value of the assets managed by the Company's two investment advisory subsidiaries, Nuveen Advisory Corp. and Nuveen Institutional Advisory Corp. Advisory fee income will increase with a rise in the value of managed assets, either as a result of increases in the value of portfolio investments, as occur during periods of decreasing interest rates, or as a result of additional sales of the Company's products. Sales may include shares of new funds or existing funds. Fund shares may be sold either to new or existing shareholders, and may include reinvestment of fund dividends. Shares may also be sold as a result of reinvestment of distributions from unit investment trusts sponsored by the Company or the issuance of additional shares pursuant to dividend reinvestment plans. Fee income will decline when managed assets decline, as would occur when the value of fund portfolio investments decrease in a rising interest-rate environment or when open-end fund redemptions exceed sales.

Investment advisory fee income, net of expense reimbursements to the mutual funds and money market funds, is shown in the following table for the both the second quarter and first half of each of the last two years:


NUVEEN MANAGED FUNDS AND ACCOUNTS
INVESTMENT ADVISORY FEES
(in thousands)

                                THREE MONTHS ENDED      SIX MONTHS ENDED
                                     JUNE 30,               JUNE 30,
                                 1996        1995       1996        1995
                              ----------  ----------  ---------  ----------
Managed Funds:
  Mutual Funds                    $6,222      $5,883    $12,614     $11,610
  Exchange-Traded Products        38,110      38,481     77,153      75,518
  Money Market Funds               1,082       1,274      2,304       2,602
Managed Accounts                     185         110        363         160
                              ----------  ----------  ---------  ----------
      Total                      $45,599     $45,748    $92,434     $89,890
                              ==========  ==========  =========  ==========

Investment advisory fee income for the mutual funds and exchange-traded funds in the first half of 1996 was higher than the same period of 1995 due to higher average net assets under management. Sales of fund shares in 1995 and the first half of 1996, coupled with the appreciation of the investment portfolios of the funds during the declining interest rate environment of 1995, allowed for an increase in the net assets under management, offset by the recent depreciation of the portfolios due to the rising interest rates in the last few months preceding June 30, 1996. Average money market net assets under management continued to decrease during the second quarter of 1996 caused by relatively low short-term interest rates, a strong equity market and strong competition from sponsors of competing products.

Advisory fees earned on the managed account assets, including both institutional accounts managed by Nuveen-Duff & Phelps Investment Advisors, and individual accounts managed by Nuveen Institutional Advisory Corp., through the Nuveen Private Investment Management
(NPIM) program, experienced growth in the first half of 1996 when compared to the same period of the prior year due to increases in assets under management in all of 1995 and in the first half of 1996.

The following table summarizes net assets under management:

NUVEEN TAX-FREE MANAGED FUNDS AND ACCOUNTS
NET ASSETS UNDER MANAGEMENT
(in millions)

                               JUNE 30,    DECEMBER 31,   JUNE 30,
                                 1996          1995         1995
                              -----------  ------------  ----------
Managed Funds:
  Mutual Funds                     $5,280        $5,457      $5,084
  Exchange-Traded Products         25,027        25,784      25,041
  Money Market Funds                1,066         1,113       1,238
Managed Accounts                      742           688         500
                              -----------  ------------  ----------
      Total                       $32,115       $33,042     $31,863
                              ===========  ============  ==========

Sales of tax-free investment products are shown below:


NUVEEN TAX-FREE INVESTMENT PRODUCT SALES
(in millions)


                               THREE MONTHS ENDED            SIX MONTHS ENDED
                                     JUNE 30,                     JUNE 30,
                               1996           1995          1996           1995
                           -------------  ------------  -------------  ------------
Unit investment trusts              $276          $272           $491          $570
Managed Funds:
  Mutual funds (1)                    (1)           (5)            22            77
  Exchange-traded funds (3)           10             5             21            11
  Money market funds (2)            (122)          (66)           (47)           (4)
Managed accounts                      23           148             54           157
                           -------------  ------------  -------------  ------------
      Total                         $186          $354           $541          $811
                           =============  ============  =============  ============

(1) Mutual fund sales, reinvestment of UIT principal and income distributions and mutual fund dividend reinvestments, and net exchanges, less redemptions.
(2) Money market fund sales, dividend reinvestments, and net exchanges less redemptions.
(3)  Dividend reinvestments.

Demand for tax-exempt investment products, including UITs, mutual funds and exchange-traded bond funds, are influenced by the level of and relationship between taxable and tax-free interest rates, the relationship between long-term and short-term rates, and the expectations of market participants concerning the direction of future interest-rate levels. In concert with industry trends, sales of the Company's UITs and mutual funds were lower in the first half of 1996 primarily due to the recent upturn in interest rates, investor concerns that rates will continue to climb, and continued competition with the robust equity markets. Sales of UITs and mutual funds in the second quarter of 1996 were relatively stable with those of the same period in the prior year. Mutual fund sales include the reinvestments of UIT principal and interest distributions and the reinvestment by mutual fund shareholders of fund dividends. Shares issued by the exchange-traded funds during both periods were limited to reinvestment of fund dividends.

The Company markets its tax-free investment products through a network of registered representatives associated with unaffiliated firms including broker-dealers, commercial banks, affiliates of insurance providers, financial planners, accountants, consultants and financial advisers. Distribution revenues include the portion of the sales charge the Company earns on UIT and mutual fund sales. Lower sales of UITs and mutual funds in the first half of 1996 resulted in a 6% decrease in distribution revenues relative to the same period of last year.

The Company realizes positioning profits or losses from changes in the market value of UIT inventories and municipal bond inventories held for future UIT products. These market values are directly affected by the movement of interest rates during the period beginning with the acquisition of a municipal bond for a future UIT and ending with the sale of that UIT. In a declining interest rate environment, the Company could realize gains from carrying fixed-income securities in its inventory as it did in 1995 and, conversely, in a rising interest-rate environment, the Company could incur losses, which occurred in the first half of 1996. The Company manages this interest-rate risk by controlling inventory levels for both municipal bonds and UITs and by timing deposits of new UITs to coincide closely with expected demand.

Investment banking revenues include both new issue underwriting profits and fee income earned from various financial advisory activities. The Company experienced a decrease in underwriting and financial advisory activity in both the first half and second quarter of the year, when compared to the prior year.

Compensation and related benefits decreased during the first half of 1996 when compared to the same period of 1995 primarily due to the decrease in expense associated with equity awards granted pursuant to the Company's 1992 Special Incentive Plan. The majority of such awards granted under the Plan have vested and the related expense was recorded by the Company prior to the current quarter and six month period.

In February 1996, the Company's Board of Directors approved an equity-based incentive compensation plan which will shift annual compensation paid to key employees from a program that is exclusively cash-based to one that includes equity awards in lieu of certain cash awards. The purposes of the plan are to enable the Company to attract and retain exceptionally qualified officers and other key employees upon whom the sustained growth and profitability of the Company will depend in large measure, to provide added incentive for such individuals to enhance the value of the Company for the benefit of its stockholders, and to strengthen the mutuality of interests between the key employees and the Company's stockholders. The incentive plan, which was approved by shareholders at the annual shareholders' meeting on July 9, 1996, reserves for award an aggregate of 3.8 million shares of Class A common stock including up to 950,000 shares which may be issued in the form of restricted stock grants. The Company awarded 190,000 restricted shares of stock (of which 160,000 were deferred at the election of the recipient), and 1,464,000 options which are subject to three and four year cliff vesting, and are exercisable at prices equal to 100% and 120% of the market value on the date of issuance. Overall this program is expected to decrease the percentage of pretax operating income used to derive the profit sharing expense component of compensation expense.

The Company also realized a decrease in advertising expenditures when comparing the first half of 1996 and 1995. Advertising and promotion expenditures were lower during the first half of the year due to the Company's continued responsiveness to market conditions.

CAPITAL RESOURCES, LIQUIDITY
AND FINANCIAL CONDITION

Management believes that its capital resources are more than adequate to finance its daily operations. The Company's primary businesses are not capital intensive and the Company has no current need to obtain long-term financing. During the first half of 1996 and throughout 1995, a large percentage of the Company's assets were comprised of cash and cash equivalents, highly liquid temporary investments in variable rate demand obligations (VRDOs) arising from remarketing activities, and short-term receivables, including amounts related to the Company's managed fund advisory services.
The financing requirements of the Company are almost entirely satisfied from equity capital as reported in its consolidated balance sheet. The Company, however, occasionally utilizes available lines of credit, which exceed $400 million, to satisfy additional periodic short-term financing requirements arising from its obligations as remarketing agent for VRDOs and to acquire U.S. government securities held for advance refunding escrow accounts.

The Company is remarketing agent for various issuers of VRDOs with an aggregate principal value in excess of $1.2 billion at June 30, 1996. Although remarketing agents, including the Company, are only obligated to use their best efforts in locating purchasers for the VRDOs, they frequently repurchase VRDOs for resale to other buyers within a few days. During temporary periods of imbalance between supply and demand for VRDOs, the Company may hold larger balances of such obligations for resale. Substantially all VRDOs for which the Company is remarketing agent are secured by letters of credit obtained by the issuer from top-rated third-party providers, including major commercial banks and insurance companies. At June 30, 1996, and December 31, 1995, the Company held $18.7 million and $198 million, respectively, of VRDOs, which are classified in its consolidated balance sheets as "Temporary investments arising from remarketing obligations". The Company's average daily inventory of VRDOs was $18 million during the first half of 1996 and $36 million during all of 1995.

As a function of its investment banking business, the Company periodically acquires and temporarily holds U.S. government securities pending delivery to municipal bond issuers' escrow accounts established for the purpose of advance-refunding outstanding debt obligations. The Company acquires such government securities only after the bond issuer has agreed to purchase them from the Company at a stated price upon completion of the refunding transaction. The Company records such securities at the amounts due from the bond issuers under these contracts. The Company held no such securities at June 30, 1996 and $1.4 million at December 31, 1995.

At June 30, 1996, the Company held in its treasury 2,078,529 shares of its Class A Common Stock acquired in open market transactions as part of stock repurchase programs to provide shares for the firm's employee stock option program. During the first half of 1996, the Company purchased 206,700 shares. On July 16, 1996, the Company announced a new program to purchase up to 3.5 million common shares outstanding.

In July, 1996, the Company announced its intention to acquire all of the stock of Flagship Resources, Inc. in exchange for cash and preferred stock that can be converted into 1.65 million shares of Company Class A common stock. The total price of the transaction is $63 million, excluding contingent payments which could be up to $20 million over a four year period. The transaction is expected to be completed in the fourth quarter of 1996.

The Company, while authorized to invest in derivative financial instruments, did not purchase any derivative securities in managing its operations during the first half of 1996 or throughout 1995 and, therefore, had no exposure to market risk from derivative financial instruments. The Company's investment banking group did, on occasion, act as financial adviser, broker, or underwriter to municipal or other not-for-profit issuers with respect to transactions such as interest rate swaps and forward delivery transactions. Also, the Company's investment advisory subsidiaries did not invest in derivative securities, other than high quality synthetic money market securities, for the funds and accounts they manage.

John Nuveen & Co. Incorporated, the Company's wholly owned broker/dealer subsidiary, is subject to the Securities and Exchange Commission Rule 15c3-1, the "Uniform Net Capital Rule", which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, as these terms are defined, shall not exceed 15 to 1. At June 30, 1996, its net capital ratio was .22 to 1 and its net capital was $250.5 million which is $246.9 million in excess of the required net capital of $3.6 million.


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

                           PART II  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS


          As previously reported most recently in the Form 10-Q report for the first quarter of 1996, a consolidated lawsuit is currently pending in federal district court in Chicago against John Nuveen & Co. Incorporated, Nuveen Advisory, and current and former directors of two of the Nuveen exchange-traded investment companies, Nuveen Municipal Value Fund, Inc. (NUV) and Nuveen Premium Income Municipal Fund, Inc. (NPI) (the "Funds"). The complaint, which is filed as both a direct and a derivative action, alleges, among other things, that the defendants violated the Investment Company Act of 1940, the Minnesota Business Corporation Act and the Funds' articles of incorporation in announcing, implementing, and completing (in January 1994) rights offerings for the Funds, and seeks damages in unspecified amounts. As also previously reported, plaintiffs subsequently brought additional lawsuits on behalf of NUV and NPI against the Funds' outside legal counsel and inside counsel to Nuveen & Co. alleging, among other things, negligence, professional malpractice and breach of fiduciary duty and seeking unspecified damages. As also previously reported, on July 1995 Ivan Behm, an NUV shareholder represented by the same lawyers who brought the earlier lawsuit in Chicago and other lawyers, filed a lawsuit making similar allegations in the District Court, Fourth Judicial District, Hennepin County, Minnesota on behalf of a purported class of certain of the shareholders of the NUV Fund which names as defendants the same companies and individuals who were made defendants in the Chicago lawsuits, and seeks damages in unspecified amounts. The Minnesota case was dismissed in December 1995; the plaintiffs have filed an appeal seeking reinstatement.

          As previously reported, the defendants in the above-noted Chicago actions have moved to dismiss, filed responsive pleadings in opposition to plaintiffs' motions for partial summary judgment, and are otherwise defending the lawsuits. In March, 1996, the Court entered orders denying most of defendants' motions to dismiss. Further, the Court has received but taken no action on a magistrate's report recommending dismissal of plaintiffs' motion for summary judgment. In addition, the Funds have filed a motion, which is pending before the Court, to terminate or take over various derivative claims asserted by the plaintiffs. While the outcome of this litigation cannot be predicted with any certainty, based on current knowledge, the Company is of the opinion that such litigation will not have a material adverse effect on the Company's financial condition, results of operations or liquidity.


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




                                THE JOHN NUVEEN COMPANY
                                (Registrant)



      DATE:  August 7, 1996     By /s/ James J. Wesolowski
                                ---------------------------------------------
                                James J. Wesolowski
                                Vice President, General Counsel and Secretary
                                (Authorized Signatory)




      DATE:  August 7, 1996     By /s/ O. Walter Renfftlen
                                ---------------------------------------------
                                O. Walter Renfftlen
                                Vice President and Controller
                                (Principal Accounting Officer)