Form 10-Q
period 1996-09-30
NUVEEN JOHN COMPANY
filed 1996-11-14
CIK 885708

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q





 X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
---               OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended SEPTEMBER 30, 1996

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X       No
                                               -----        -----

         At November 11, 1996 there were 33,897,027 shares of the Company's Common Stock outstanding, consisting of 7,434,827 shares of Class A Common Stock, $.01 par value, and 26,462,200 shares of Class B Common Stock, $.01 par value.

                            THE JOHN NUVEEN COMPANY

                               TABLE OF CONTENTS


                                                                                         Page No.
                                                                                         --------

PART I.     FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS

       Consolidated Balance Sheets (Unaudited),
            September 30, 1996 and December 31, 1995                                          3

       Consolidated Statements of Income (Unaudited),
            Three Months Ended September 30, 1996 and 1995                                    4
            Nine Months Ended September 30, 1996 and 1995

       Consolidated Statement of Changes in Stockholders'
            Equity (Unaudited), Nine Months Ended September 30, 1996                          5

       Consolidated Statements of Cash Flows (Unaudited),
            Nine Months Ended September 30, 1996 and 1995                                     6

       Notes to Consolidated Financial Statements
            (Unaudited)                                                                       7

   ITEM 2.

       Management's Discussion and Analysis of
            Financial Condition and Results of Operations                                     8


PART II.    OTHER INFORMATION

   Item 1 through Item 6                                                                     19

   Signatures                                                                                21


                         PART 1  FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS

                            THE JOHN NUVEEN COMPANY

                          CONSOLIDATED BALANCE SHEETS
                                   UNAUDITED
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                        SEPTEMBER 30,    DECEMBER 31,
ASSETS                                                                      1996             1995
                                                                        -------------    ------------
Cash                                                                    $     5,913      $     5,036
Securities purchased under agreements to resell                              95,000           11,000
Short term investments, at cost which approximates market value              34,948                0
Temporary investments arising from remarketing obligations                   53,290          198,285
U.S. government securities purchased for municipal bond escrow accounts      43,388            1,385
Investment in U.S. government securities, at fair value                           0           60,039
Receivables:
      Nuveen management investment companies                                 17,469           19,633
      Brokers and dealers                                                       392              283
      Customers                                                               3,885            8,828
      Interest and dividends                                                  1,571            2,694
      Other                                                                   5,897            3,387
Securities owned (trading account), at market value:
      Nuveen tax-exempt unit trusts                                          39,435           39,069
      Tax-exempt bonds and notes                                              2,983           12,308
Deferred income tax charges                                                  13,310           12,919
Furniture, equipment, and leasehold improvements, at cost less accumulated depreciation and amortization of $18,205
      and $14,413, respectively                                              14,480           16,337
Long term investments and other assets                                       54,580           11,309
                                                                        -----------      -----------
                                                                        $   386,541      $   402,512
                                                                        ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
      Securities sold under agreements to repurchase                    $         0      $    25,000
      Security purchase obligations                                             993            7,174
      Payables:
         Brokers and dealers                                                    759              767
         Customers                                                              378              524
         Income taxes                                                         3,815            4,355
      Accrued compensation and other expenses                                35,878           14,489
      Deferred compensation                                                  22,678           22,816
      Other liabilities                                                      14,207            4,531
                                                                        -----------      -----------
         Total liabilities                                                   78,708           79,656
                                                                        -----------      -----------

STOCKHOLDERS' EQUITY:
      Preferred stock, $.01 par value;  5,000,000 shares
         authorized, no shares issued                                       --               --
      Class A Common stock, $.01 par value;  150,000,000 shares
         authorized, issued 11,485,556 shares and 10,094,356 shares,
         respectively                                                           115              101
      Class B Common stock, $.01 par value;  40,000,000 shares
         authorized, issued 27,168,800 shares and 28,560,000 shares,
         respectively                                                           272              286
      Additional paid-in capital                                             50,517           50,122
      Retained earnings                                                     351,078          319,705
      Unamortized cost of restricted stock awards                              (845)          (1,611)
                                                                        -----------      -----------
                                                                            401,137          368,603
      Less common stock held in treasury, at cost (3,807,729 and
         1,978,829 shares, respectively)                                    (93,304)         (45,747)
                                                                        -----------      -----------
         Total stockholders' equity                                         307,833          322,856
                                                                        -----------      -----------
                                                                        $   386,541      $   402,512
                                                                        ===========      ===========

See accompanying notes to consolidated financial statements.

                            THE JOHN NUVEEN COMPANY

                       CONSOLIDATED STATEMENTS OF INCOME
                                   UNAUDITED
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                  THREE MONTHS ENDED          NINE MONTHS ENDED
                                                     SEPTEMBER 30,               SEPTEMBER 30,
                                             ---------------------------- -------------------------
                                                  1996           1995          1996         1995
                                             ------------  -------------- ------------ ------------
Revenues:
   Investment advisory fees from
     assets under management                 $     46,391  $       46,252  $ 138,826    $ 136,142
   Underwriting and distribution
     of investment products                         3,912           4,060     11,213       11,827
   Positioning profits (losses)                       956             525       (602)       2,930
   Investment banking                               2,303           2,407      5,435        6,450
   Interest                                         4,464           4,946     14,698       14,291
   All other                                          588             682      1,817        2,168
                                             ------------  --------------  ---------    ---------
     Total revenues                                58,614          58,872    171,387      173,808
                                             ------------  --------------- ---------    ---------

Expenses:
   Compensation and benefits                       18,041          18,856     53,721       60,200
   Advertising and promotional costs                3,069           3,719     10,010       12,723
   Occupancy and equipment costs                    3,143           2,986      8,947        8,738
   Interest                                           608             618      1,812        2,051
   Other operating expenses                         3,891           4,024     11,684       11,121
                                             ------------  --------------  ---------    ---------
     Total expenses                                28,752          30,203     86,174       94,833
                                             ------------  --------------  ---------    ---------

Income before taxes                                29,862          28,669     85,213       78,975

Income taxes                                       11,365          10,819     32,562       29,863
                                             ------------  --------------   --------    ---------

Net income                                   $     18,497  $       17,850  $  52,651    $  49,112
                                             ============  ==============  =========    =========

Average common and common equivalent
   shares outstanding                              36,794          37,680     37,299       37,712
                                             ============  ==============  =========    =========

Earnings per common share                    $       0.50  $         0.47  $    1.41    $    1.30
                                             ============  ==============  =========    =========

See accompanying notes to consolidated financial statements.

                            THE JOHN NUVEEN COMPANY

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   UNAUDITED
                                (IN THOUSANDS )

                                                                                                 Unamortized
                                                         Class A    Class B Additional             Cost of
                                             Preferred   Common     Common   Paid-In   Retained   Restricted Treasury
                                               Stock      Stock      Stock    Capital  Earnings  Stock Awards  Stock     Total
                                           ----------   ---------  -------- ---------- --------  ------------ -------  ---------
Balance at December 31, 1995               $    --            101       286     50,122  319,705       (1,611) (45,747)   322,856
Net income                                      --         --         --        --       52,651       --        --        52,651
Cash dividends paid                             --         --         --        --      (20,626)      --        --       (20,626)
Issuance of restricted stock                    --         --         --            55     --           (750)     695       --
Amortization of restricted
 stock awards                                   --         --         --        --         --          1,516    --         1,516
Purchase of treasury stock                      --             14       (14)    --         --         --      (51,262)   (51,262)
Exercise of stock options                       --         --         --           (55)    (652)      --        3,010      2,303
Other                                           --         --         --           395     --         --        --           395
                                           --------        ------     -----     ------  -------        -----   ------    -------

Balance at September 30, 1996              $    --            115       272     50,517  351,078         (845) (93,304)   307,833
                                           ========        ======     =====     ======  =======        =====   ======    =======

See accompanying notes to consolidated financial statements.

                            THE JOHN NUVEEN COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED
                                 (IN THOUSANDS)

                                                                Nine Months Ended September 30
                                                                ------------------------------
                                                                     1996            1995
                                                                -------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                    $      52,651  $      49,112
  Adjustments to reconcile net income to net cash
    provided from (used for) operating activities:
     Deferred income taxes                                               (392)        (3,830)
     Depreciation and amortization                                      3,792          3,356
     Net (increase) decrease :
        Accrued investment advisory fees                                2,164          2,970
        Accrued interest receivable                                       671         (1,261)
        Accounts receivable other                                      (1,294)         1,606
     Net increase (decrease) :
        Current taxes payable                                            (145)         2,943
        Accrued compensation and other expenses                        21,388         28,957
     Net change in receivables and payables from/to brokers,
        dealers, customers and other assets/other liabilities          10,584          3,164
     Amortization of restricted stock awards                            1,516          5,128
     Net (increase) decrease in assets:
        Temporary investments arising from remarketing obligations    144,995         44,425
        U.S. government securities (escrow accounts)                  (42,003)   -
        Securities owned (trading account)                              8,959         (2,770)
     Net increase (decrease) in liabilities:
        Security purchase obligations                                  (6,181)        (1,574)
        Deferred compensation                                            (138)           453
                                                                -------------  ---------------
              Net cash provided from operating activities             196,567        132,679
                                                                -------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net payments on short-term borrowings-
     Securities sold under agreements to repurchase                   (25,000)        --
  Dividends paid                                                      (20,626)       (18,500)
  Proceeds from stock options exercised                                 2,031            846
  Acquisition of treasury stock                                       (45,048)       (10,487)
                                                                -------------  ---------------
              Net cash used for financing activities                  (88,643)       (28,141)
                                                                -------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of U.S. treasury securities and other short
    term investments                                                 (103,422)      (126,854)
  Proceeds from maturity of U.S. treasury securities and
    other short term investments                                      128,965         38,453
  Purchases of office furniture and equipment                          (1,935)        (2,582)
  Proceeds from sale of office furniture and equipment                   --               29
  Other                                                               (46,655)           (94)
                                                                -------------  ---------------
              Net cash used for investing activities                  (23,047)       (91,048)
                                                                -------------  ---------------

Increase/(decrease) in cash and cash equivalents                       84,877         13,490
Cash and cash equivalents:
  Beginning of year                                                    16,036        118,777
                                                                -------------  ---------------
  End of period                                                 $     100,913  $     132,267
                                                                =============  ===============

See accompanying notes to consolidated financial statements.

                            THE JOHN NUVEEN COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                               SEPTEMBER 30, 1996

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

         NOTE 3  NET CAPITAL REQUIREMENT

         John Nuveen & Co. Incorporated, the Company's wholly owned broker/dealer subsidiary, is subject to the Securities and Exchange Commission Rule 15c3-1, the "Uniform Net Capital Rule", which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, as these terms are defined, shall not exceed 15 to 1. At September 30, 1996 its net capital ratio was .29 to 1 and its net capital was $212,300,000, which is $208,200,000 in excess of the required net capital of $4,100,000.

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

                         PART I.  FINANCIAL INFORMATION
      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                            THE JOHN NUVEEN COMPANY

                               SEPTEMBER 30, 1996



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


MARKET OVERVIEW

During the third quarter, a major preoccupation of the fixed-income markets was speculation over whether the Federal Reserve Board would raise short-term interest rates. The main reason for this speculation was the accelerating pace of economic growth. During the second quarter, Gross Domestic Product expanded at an annual rate of 4.7%, which was up from 2.0% in the first quarter and 0.7% a year ago.

The Federal Reserve Board elected to hold rates steady in early July. Although immediately questioned by the markets, this decision ultimately proved to be prudent as economic statistics released later in the quarter reported a marked slowdown in economic activity.

In contrast, throughout the first three quarters of 1995, interest rates declined based on the perception that the economy was slowing and consumer confidence was declining, and a general expectation that the Federal Reserve Board would lower short-term interest rates. The stock market experienced strong performance during both of the nine month periods.

The movement of interest rates for the nine months ended September 30, 1996 and 1995 is shown in the following graphs.

                                    [GRAPH]


                          YIELD COMPARISONS OF THE
                 30 YEAR TREASURY BOND AND THE BOND BUYER 20

            FOR THE PERIOD JANUARY 1, 1995 TO SEPTEMBER 30, 1995

                1/6/95  1/13/95 1/20/95 1/27/95 2/3/95  2/10/95 2/17/95 2/24/95 3/3/95  3/10/95 3/17/95 3/24/95 3/31/95 4/7/95
Bond Buyer 20     6.66     6.53    6.44    6.49   6.40     6.18    6.18    6.11   6.08     6.18    6.06    6.09    6.07   6.03
30 Year Treasury  7.85     7.78    7.88    7.71   7.61     7.66    7.58    7.52   7.54     7.46    7.36    7.44    7.41   7.35

                4/13/95 4/21/95 4/28/95 5/5/95  5/12/95 5/19/95 5/26/95 6/2/95  6/9/95  6/16/95 6/23/95 6/30/95 7/7/95  7/14/95
Bond Buyer 20      6.01    5.96    6.06   6.10     5.96    5.92    5.83   5.79    5.75     5.86    5.82    5.97   5.91     5.81
30 Year Treasury   7.33    7.33    7.33   7.17     6.98    6.92    6.75   6.53    6.72     6.61    6.53    6.64   6.52      6.6

                7/21/95 7/28/95 8/4/95  8/11/95 8/18/95 8/25/95 9/1/95  9/8/95  9/15/95 9/22/95 9/29/95
Bond Buyer 20      5.99    5.97   6.03     6.07    6.12    6.08   5.98    5.90     5.83    5.91    6.00
30 Year Treasury   6.95    6.90   6.91     6.99    6.90    6.70   6.60    6.59     6.48    6.59    6.49


                                    [GRAPH]


                          YIELD COMPARISONS OF THE
                 30 YEAR TREASURY BOND AND THE BOND BUYER 20

            FOR THE PERIOD JANUARY 1, 1996 TO SEPTEMBER 30, 1996

                1/4/96  1/11/96 1/18/96 1/25/96 2/1/96  2/8/96  2/15/96 2/22/96 2/29/96 3/7/96  3/14/96 3/21/96 3/28/96 4/4/96
Bond Buyer 20     5.37     5.50    5.40    5.46   5.40    5.37     5.33    5.48    5.57   5.59     5.81    5.86    5.90   5.86
30 Year Treasury  6.04     6.14    5.97    6.11   6.07    6.15     6.16    6.33    6.48   6.46     6.68    6.61    6.72   6.63

                4/11/96 4/18/96 4/25/96 5/2/96  5/9/96  5/16/96 5/23/96 5/30/96 6/6/96  6/13/96 6/20/96 6/27/96 7/4/96  7/11/96
Bond Buyer 20      6.03    5.94    5.91   6.06    5.96     5.96    5.87    5.94   5.94     6.12    6.06    5.97   5.94     6.00
30 Year Treasury   6.93    6.83    6.81   7.04    7.02     6.92    6.87    6.94   6.91     7.12    7.12    7.00   6.93     7.06

                7/18/96 7/25/96 8/2/96  8/9/96  8/16/96 8/23/96 8/30/96 9/6/96  9/13/96 9/20/96 9/27/96
Bond Buyer 20      5.88    5.86   5.79    5.67     5.74    5.75    5.86   5.95     5.89    5.88    5.76
30 Year Treasury   6.92    7.06   6.84    6.79     6.81    6.84    7.04   7.16     7.07    7.05    6.88


Both stock and bond mutual funds generally continued to experience growth in the third quarter of 1996. Stock funds reported significant sales during the quarter, although the inflow of money slowed dramatically in July following the steep downfall in small capitalization stocks. Fixed income funds experienced growth during the first nine months of 1996, however, the sales levels in the third quarter of 1996 were at half the level of the third quarter of 1995. Fixed income investors continue to face a degree of uncertainty about the pace of growth in the economy, the potential for renewed inflationary pressures and higher interest rates.

Municipal bond new issue volume, which is comprised of new-money financings, refunding transactions, and issues that have an element of both new-money and refunding, was $128 billion during the first nine months of 1996 compared with $107 billion in the same period of 1995. New-money financings by issuers were $87 billion for the first three quarters of 1996 and $78 billion for the same period in 1995. Refunding transactions, which are generally entered into for the purpose of redeeming outstanding bond issues under conditions more favorable to the issuer, such as lowering financing costs, totaled $31 billion in the first nine months of 1996 compared with $21 billion in 1995. The accompanying graph contrasts new issue volume in the first three quarters of 1996 and 1995:


                                  [BAR GRAPH]
                          LONG-TERM MUNICIPAL BONDS
                              NEW ISSUE VOLUME
             NINE MONTH PERIOD ENDED SEPTEMBER 30, 1996 AND 1995

1996
Total New Issue Volume                                          128,000,000,000
New-Money Financing                                              87,000,000,000
Refundings                                                       31,000,000,000


1995
Total New Issue Volume                                          107,000,000,000
New-Money Financing                                              78,000,000,000
Refundings                                                       21,000,000,000

The following table compares key operating information of the Company for the three month period and nine month period ended September 30, 1996 and 1995.


NUVEEN OPERATING STATISTICS
(in millions except per share
amounts  and assets under
management)

                                              FOR THE THIRD QUARTER OF          FOR THE FIRST NINE MONTHS OF

                                           1996        1995      % CHANGE      1996        1995      % CHANGE
                                           ----        ----      --------      ----        ----      --------
Gross revenues                             $58.6      $58.9         -0.5%     $171.4     $173.8         -1.4%
Operating expenses                          28.8       30.2         -4.6        86.2       94.8         -9.1
Pretax operating income                     29.9       28.7          4.2        85.2       79.0          7.8
Net income                                  18.5       17.9          3.4        52.7       49.1          7.3

Earnings per share                          0.50       0.47          6.4        1.41       1.30          8.5
Dividend per share                          0.21       0.18         16.7        0.57       0.50         14.0
Book value per share                        8.83       8.44          4.6        8.83       8.44          4.6
Consolidated stockholders' equity          307.8      312.2         -1.4       307.8      312.2         -1.4
Sales (net of redemptions)                 361.0      432.0        -16.4       900.0    1,244.0        -27.7

Assets under management (in                 32.5       32.2          0.9        32.5       32.2          0.9
billions)



BUSINESS HIGHLIGHTS

- Investment advisory fees for the first nine months of 1996 increased when compared to the same period of the prior year. Increases in advisory fees earned on long-term mutual funds, exchange traded funds, managed accounts were offset by declines in advisory fees earned on money market funds. When comparing the three month periods ended September 30, 1996 and 1995, overall advisory fees remained relatively flat with increases in fees on long term mutual funds and managed accounts offset by decreases on money market and exchange traded funds.

- The continued strength of the stock market coupled with investors' uncertainty over the direction of interest rates in 1996 led to a lower level of sales for fixed income products in the industry. Consistent with these trends, the Company experienced a decline in the demand for municipal bond funds and trusts. As a result, the Company experienced a reduction in distribution revenues for the first nine months of 1996 when compared to the first nine months of the prior year.

- As a consequence of rising interest rates earlier in the year, the Company realized positioning losses from holding municipal bonds and unit investment trusts (UITs) during the nine month period ended
          September 30, 1996.   Positioning losses for the nine month period
          ended September 30, 1996, were $602,000 in contrast to gains of $2.9 million for the comparable period of the prior year when interest rates were declining. The decline in interest rates during the third quarter of 1996 contributed to positioning gains for the third quarter of almost $1 million.

- Operating expenses for the third quarter of the current year decreased 4.6% when compared to the same period of the prior year primarily due to lower compensation and benefit costs, and reduced advertising and promotion expenditures. The decrease in compensation and benefit costs resulted primarily from the reduction in expense associated with the vesting of restricted stock granted by the Company in 1992 and the decrease in the profit sharing component of compensation and benefits. Advertising and promotion expenditures were lower during 1996 as the Company carefully selected and targeted its activities in light of current market conditions.

- In early July, the Company announced an agreement to acquire Flagship Resources Inc., a Dayton, Ohio-based municipal mutual fund sponsor and asset manager, for cash and preferred stock with a total value of approximately $65 million. With the merging of Flagship and the Company's tax-exempt mutual fund businesses, the Company will expand the range of conservative municipal investments offered to investors. Upon completion of the merger, the Company will offer state-specific mutual funds, exchange-traded funds or unit investment trusts in 28 states. The corporate merger is expected to be completed at the end of 1996.

- Also in July 1996, the Company announced its intention to purchase up to 3.5 million of its outstanding common shares. The repurchase, which represents nearly 10% of the outstanding shares, will be
          prorated between the  Company's Class A and Class B shares.   As of
          September 30, 1996, this repurchase program was approximately 50% completed.

- The Company increased its third quarter dividend 17%, to $0.21 from $0.18 per common share.

- In October, the Company announced an exclusive introductory program for the new Nuveen Growth and Income Stock Fund. The Fund will be available for a limited time exclusively to current Nuveen unit trust, mutual fund and exchange traded fund investors and to Flagship mutual fund investors on a load waived basis. The Company will compensate registered representatives directly for services they provide their clients.

The following discussion and analysis contains important information that should be helpful in evaluating the Company's results of operations and financial condition, and should be read in conjunction with the consolidated financial statements and related notes.

RESULTS OF OPERATIONS

Total advisory fee income realized during any fiscal year is directly related to the weighted average market value of the assets managed by the Company's two investment advisory subsidiaries, Nuveen Advisory Corp. and Nuveen Institutional Advisory Corp. Advisory fee income will increase with a rise in the value of managed assets, either as a result of increases in the value of portfolio investments, as occur during periods of decreasing interest rates, or as a result of additional sales of the Company's products. Sales may include shares of new funds or existing funds. Fund shares may be sold either to new or existing shareholders, and may include reinvestment of fund dividends. Shares may also be sold as a result of reinvestment of distributions from UITs sponsored by the Company or the issuance of additional shares pursuant to dividend reinvestment plans. Fee income will decline when managed assets decline, as would occur when the value of fund portfolio investments decrease in a rising interest-rate environment or when open-end fund redemptions exceed sales.

Investment advisory fee income, net of expense reimbursements, from our various investment products is shown in the following table:

NUVEEN MANAGED FUNDS AND ACCOUNTS
INVESTMENT ADVISORY FEES
(in thousands)

                                         THREE MONTHS ENDED         NINE MONTHS ENDED
                                           SEPTEMBER 30,              SEPTEMBER 30,
                                         1996         1995         1996           1995
                                         ----         ----         ----           ----
 Managed Funds:

     Mutual Funds                     $    6,358    $    6,029    $  18,972   $   17,639
     Exchange-Traded Products             38,786        38,856      115,939      114,374
     Money Market Funds                    1,067         1,260        3,372        3,862
 Managed Accounts                            180           107          543          267
                                        --------       -------     --------     --------

          Total                        $  46,391     $  46,252    $ 138,826    $ 136,142
                                       =========     =========    =========    =========


Total advisory fees for the three month and nine month periods ended September 30, 1996 increased over the comparable periods of the prior year. The increase in fees for mutual funds for both periods resulted from the higher levels of assets under management. The small increase in fees earned on exchange traded funds for the first nine months of the year and the decrease in fees earned during the third quarter when compared to the same periods of the prior year reflect the impact of the movement of interest rates on the value of portfolio investments as there were no new exchange traded funds offered during 1995 or 1996. Average money market net assets under management decreased during the third quarter of

1996 caused by relatively low short-term interest rates, a strong equity market and strong competition from sponsors of competing money market products.

Advisory fees earned on the managed account assets, including both institutional accounts managed by Nuveen-Duff & Phelps Investment Advisors, and individual accounts managed by Nuveen Institutional Advisory Corp., through the Nuveen Private Investment Management (NPIM) program, rose during the first nine months of 1996 when compared to the same period of the prior year due to the growing base of assets under management in all of 1995 and in the first nine months of 1996.

The following table summarizes net assets under management:

NUVEEN TAX-FREE MANAGED FUNDS AND ACCOUNTS
NET ASSETS UNDER MANAGEMENT
(in millions)

                                      SEPTEMBER 30,    DECEMBER 31,     SEPTEMBER 30,
                                          1996             1995             1995
                                          ----             ----             ----
 Managed Funds:
     Mutual Funds                     $     5,409        $   5,457       $    5,189
     Exchange-Traded Products              25,267           25,784           25,183
     Money Market Funds                     1,061            1,113            1,153
 Managed Accounts                             773              688              648
                                      -----------        ---------       ----------

          Total                       $    32,510        $  33,042       $   32,173
                                      ===========        =========       ==========



Sales of tax-free investment products are shown below:

NUVEEN TAX-FREE INVESTMENT PRODUCT SALES
(in millions)
                                    THREE MONTHS ENDED          NINE MONTHS ENDED
                                      SEPTEMBER 30,               SEPTEMBER 30,
                                    1996          1995          1996          1995
                                    ----          ----          ----          ----
 Unit investment trusts          $    275         $   300     $    766       $    870
 Managed Funds:
    Mutual funds (1)                   53              66           74            143
    Exchange-traded funds (3)           8               2           28             13
    Money market funds (2)             (5)            (85)         (52)           (88)
 Managed accounts                      30             149           84            306
                                 ---------        -------     ----------     --------
              Total              $    361         $   432     $    900       $  1,244
                                 =========        =======     =========      ========

1. Mutual fund sales, reinvestment of UIT principal and income distributions and mutual fund dividend reinvestments, and net exchanges, less redemptions.
2. Money market fund sales, dividend reinvestments, and net exchanges less redemptions.
3.        Dividend reinvestments.

Demand for tax-exempt investment products is influenced by the level of and relationship between taxable and tax-free interest rates, the relationship between long-term and short-term rates, and the expectations of market participants concerning the direction of future interest-rate levels. In concert with industry trends, sales of the Company's UITs and mutual funds were lower during the first nine months of 1996 as compared to 1995 primarily due to the interest rate environment during each period, investor concerns that interest rates would continue to climb, and continued competition with the robust equity markets. Sales of UITs and mutual funds in the third quarter of 1996 were relatively stable with those of the same period in the prior year. Mutual fund sales include the reinvestments of UIT principal and interest distributions and the reinvestment by mutual fund shareholders of fund dividends. Shares issued by the exchange traded funds during both periods were limited to reinvestment of fund dividends. Sales of managed accounts declined in the nine month and three month periods ended September 30, 1996 from the levels of the previous year.

The Company markets its tax-free investment products through a network of registered representatives associated with unaffiliated firms including broker-dealers, commercial banks, affiliates of insurance providers, financial planners, accountants, consultants and financial advisers. Distribution revenues include the portion of the sales charge the Company earns on UIT and mutual fund sales. Lower sales of UITs and mutual funds during the first nine months of 1996 resulted in a 5% decrease in distribution revenues relative to the same period last year.

The Company realizes positioning profits or losses from changes in the market value of UIT inventories and municipal bond inventories held for future UIT products. These market values are directly affected by the movement of interest rates during the period beginning with the acquisition of a municipal bond for a future UIT and ending with the sale of that UIT. In a declining interest rate environment, the Company could realize gains from carrying fixed-income securities in its inventory as it did in 1995 and, conversely, in a rising interest-rate environment, the Company could incur losses, which occurred in the first nine months of 1996. The Company manages this interest-rate risk by controlling inventory levels for both municipal bonds and UITs and by timing deposits of new UITs to coincide closely with expected demand.

Investment banking revenues include both new issue underwriting profits and fee income earned from various financial advisory activities. The Company experienced a decrease in underwriting and financial advisory activity in both the third quarter and the first nine months of the year, when compared to the prior year.

Compensation and related benefits decreased during the first nine months of 1996 when compared to the same period of 1995 due to the decrease in expense associated with equity awards granted pursuant to the Company's 1992 Special Incentive Plan and a decrease in the expense associated with the profit sharing component of compensation and benefits. As the expense associated with the awards granted under the Special Incentive Plan is tied to a vesting schedule, with the majority of the awards being fully vested in July 1995 and with substantially all awards being vested by July 1996, the related expense decreased accordingly.

In February 1996, the Company's Board of Directors approved an equity based incentive compensation plan which shifts annual compensation paid to key employees from a program that is exclusively cash-based to one that includes equity awards in lieu of certain cash awards. The purposes of the plan are to enable the Company to attract and retain exceptionally qualified officers and other key employees upon whom the sustained growth and profitability of the Company will depend in large measure, to provide added incentive for such individuals to enhance the value of the Company for the benefit of its stockholders, and to strengthen even further the mutuality of interests between the key employees and the Company's stockholders. The incentive plan, which was approved by shareholders at the annual shareholders' meeting on July 9, 1996, reserves for award an aggregate of 3.8 million shares of Class A common stock including up to 950,000 shares which may be issued in the form of restricted stock grants. The Company awarded 190,000 restricted shares of stock (of which 160,000 were deferred at the election of the recipients), and 1,464,000 options which are subject to three and four year cliff vesting, and are exercisable at prices equal to 100% and 120% of the market value on the date of issuance. Overall this program is expected to decrease the percentage of operating income before profit sharing that is used to derive the profit sharing expense component of compensation expense.

The Company also realized a decrease in advertising and promotion expenditures when comparing the first nine months of 1996 and 1995. Advertising and promotion expenditures were lower as the Company continued to carefully select and target its activities in response to the current market conditions for fixed income investments.


CAPITAL RESOURCES, LIQUIDITY
AND FINANCIAL CONDITION

Management believes that its capital resources are more than adequate to finance its daily operations. The Company's primary businesses are not capital intensive and the Company has no current need to obtain long-term financing. During the first nine months of 1996 and throughout 1995, a large percentage of the Company's assets were comprised of cash and cash equivalents, highly liquid temporary investments in variable rate demand obligations (VRDOs) arising from remarketing activities, and short-term receivables, including amounts related to the Company's managed fund advisory services. The financing requirements of the Company are almost entirely satisfied from equity capital as reported in its consolidated balance sheet. The Company, however, occasionally utilizes available lines of credit, which exceed $400 million, to satisfy additional periodic short-term financing requirements arising from its obligations as remarketing agent for VRDOs and to acquire U.S. government securities held for advance refunding escrow accounts.

The Company is remarketing agent for various issuers of VRDOs with an aggregate principal value in excess of $1.3 billion at September 30, 1996. Although remarketing agents, including the Company, are only obligated to use their best efforts in locating purchasers for the VRDOs, they frequently repurchase VRDOs for resale to other buyers within a few days. During temporary periods of imbalance between supply and demand for VRDOs, the Company may hold larger balances of such obligations for resale. Substantially all VRDOs for which the Company is remarketing agent are secured by letters of credit obtained by the issuer from top-rated third-party providers, including major commercial banks and insurance companies. At September 30, 1996, and December 31, 1995, the Company held $53 million and $198 million, respectively, of VRDOs, which are classified in its consolidated balance sheets as "Temporary investments arising from remarketing obligations". The Company's average daily inventory of VRDOs was $18 million during the first nine months of 1996 and $36 million during all of 1995.

As a function of its investment banking business, the Company periodically acquires and temporarily holds U.S. government securities pending delivery to municipal bond issuers' escrow accounts established for the purpose of advance refunding outstanding debt obligations. The Company acquires such government securities only after the bond issuer has agreed to purchase them from the Company at a stated price upon completion of the refunding transaction. The Company records such securities at the amounts due from the bond issuers under these contracts. The Company held $43.4 million of such securities at September 30, 1996 and $1.4 million at December 31, 1995.

At September 30, 1996, the Company held in its treasury 3,807,729 shares of its Class A Common Stock acquired in open market transactions as part of stock repurchase programs. Under the most recent stock buyback program announced on July 16, 1996, the Company will repurchase up to 3.5 million common shares outstanding. Through September 30, 1996, 1,986,900 shares have been purchased, of which 1,780,200 shares were repurchased under this most recent program.

During the second quarter of 1996, the Company made an equity investment in Institutional Capital Corporation (ICAP), an institutional equity manager, in the form of preferred stock convertible after several years into a 20% common stock interest. ICAP serves as sub-advisor to three new Nuveen equity funds which will be offered to the public during the fourth quarter of 1996 and the first quarter of 1997. The Nuveen Growth and Income Stock Fund is being offered in the fourth quarter of 1996 exclusively to existing Nuveen and Flagship investors through a limited time load-waived introductory program. The Company will advance a commission to registered representatives for sales made in conjunction with this offer.

In July, 1996, the Company announced its intention to acquire all of the stock of Flagship Resources, Inc. in exchange for cash and convertible preferred stock. The total price of the transaction is $65 million, excluding contingent payments which could amount to an additional $20 million over a four year period. The transaction is expected to be completed by the end of the fourth quarter of 1996.

The Company, while authorized to invest in derivative financial instruments, did not purchase any derivative securities in managing its operations during the first nine months of 1996 or throughout 1995 and, therefore, had no exposure to market risk from derivative financial instruments. The Company's investment banking group did, on occasion, act as financial adviser, broker, or underwriter to municipal or other not-for-profit issuers with respect to transactions such as interest rate swaps and forward delivery transactions. Also, the Company's investment advisory subsidiaries did not invest in derivative securities, other than high quality synthetic money market securities, for the funds and accounts they manage.

John Nuveen & Co. Incorporated, the Company's wholly owned broker/dealer subsidiary, is subject to the Securities and Exchange Commission Rule 15c3-1, the "Uniform Net Capital Rule", which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, as these terms are defined, shall not exceed 15 to 1. At September 30, 1996, its net capital ratio was .29 to 1 and its net capital was $212.3 million which is $208.2 million in excess of the required net capital of $4.1 million.


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

                           PART II  OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS


                 As previously reported most recently in the Form 10-Q report for the second quarter of 1996, consolidated and coordinated lawsuits seeking unspecified damages are currently pending in federal district court in Chicago against John Nuveen & Co. Incorporated ("Nuveen & Co."), Nuveen Advisory, current and former directors of two of the Nuveen exchange-traded investment companies, Nuveen Municipal Value Fund, Inc. (NUV) and Nuveen Premium Income Municipal Fund, Inc. (NPI) (the "Funds"), inside counsel to Nuveen & Co. (collectively the "Nuveen Defendants") and the Funds' outside legal counsel making various allegations with respect to the Funds' January, 1994 rights offerings. As also previously reported, in July, 1995 Ivan Behm, an NUV shareholder, filed a purported class action lawsuit making similar allegations against the same defendants in the District Court, Fourth Judicial District, Hennepin County, Minnesota which seeks unspecified damages. The Minnesota case was dismissed in December, 1995 and such dismissal was affirmed by the Minnesota appellate court on October 22, 1996.

        On November 4, 1996, a Memorandum of Understanding was signed on behalf of the plaintiffs by their counsel and on behalf of the Nuveen Defendants by their counsel, pursuant to which the above litigation will be settled contingent on agreement by the parties on settlement documentation, approval by the Court of that final settlement documentation, resolution of related claims involving the Funds' former outside counsel, and certain other contingencies. A similar agreement has been reached between plaintiffs and the Funds' outside counsel. The settlements, which in no way constitute an admission of liability by any defendant, will be paid one half each by the insurer for the Funds' former outside counsel and by the insurer for the Nuveen Defendants. The Memorandum of Understanding provides that the settlement funds will be paid primarily to the Funds' shareholders allegedly injured by the rights offering. A portion of the settlement amounts will be paid to the Funds as reimbursement of their expenses and the Funds will also receive amounts unclaimed by shareholders.


        A lawsuit is currently pending against John Nuveen & Co. Incorporated, Nuveen Advisory Corp., six Nuveen investment companies, Nuveen Massachusetts Premium Income Municipal Fund ticker symbol (NMT), Nuveen Insured Municipal Opportunity Fund, Inc. (NIO), Nuveen Insured Premium Income Municipal Fund, Inc. (NPE), Nuveen Premium Income Municipal Fund 2, Inc. (NPM), Nuveen Insured Premium Income Municipal Fund 2 (NPX), and Nuveen Premium Income Municipal Fund, 4, Inc. (NPT) (the "Funds"), and two of the Funds' former directors (Messrs. Franke and Sveen), seeking unspecified damages, an injunction and other relief. The suit also seeks certification of a defendant class consisting of all Nuveen-managed leveraged funds. This lawsuit, brought in federal district court in Boston, was filed on June 21, 1996 by Jack Green, individually and as trustee (shareholder of NIO, NPE, NPM, NPX, and NPT), Stantley Simon as trustee (shareholder of NPT), and Norma Evans (shareholder of NMT).

        The complaint is filed on behalf of a purported class of present and former shareholders of all Nuveen leveraged investment companies, including the Funds, which allegedly engaged in certain practices which plaintiffs allege violated various provisions of the Investment Company Act of 1940 and common law. Plaintiffs allege among other things, breaches of fiduciary duty and various misrepresentations and omissions in disclosures in connection with the use and maintenance of leverage through the issuance and periodic auctioning of preferred stock and the payment of management and brokerage fees to Nuveen Advisory Corp. and John Nuveen & Co. Incorporated. The defendants are vigorously contesting this action and have filed motions to dismiss the entire action as well as motions to transfer which are pending.

ITEM 2.    CHANGES IN SECURITIES

           Not Applicable

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           At the Annual Meeting of Stockholders held on July 9, 1996, the eight directors nominated in the Proxy Statement were elected for a one-year term expiring at the annual meeting in 1997. The following individuals were elected directors by the vote of holders of the following number of shares of Class A and Class B Common Stock represented at the meeting, voting together as a single class:


                Director                    For             Withheld    Broker Non-Votes
                --------                    ---             --------    ----------------

           Anthony T. Dean               34,280,484          140,205            0
           Timothy R. Schwertfeger       34,282,879          130,810            0
           Willard L. Boyd               34,385,379           35,310            0
           Duane R. Kullberg             34,384,859           35,830            0

           The following individuals were elected Class B directors by the vote of holders of the following number of shares of Class B Common Stock represented at the meeting, voting as a separate class:

           Class B Director             For        Withheld    Broker Non-Votes
           ----------------             ---        --------    ----------------

           W. John Driscoll          28,560,000       0                  0
           Andrew I. Douglass        28,560,000       0                  0
           Douglas W. Leatherdale    28,560,000       0                  0
           Patrick A. Thiele         28,560,000       0                  0

           The proposal to ratify the Company's 1996 Equity Incentive Award Plan and the Executive Officer Compensation Plan was approved by a vote of 31,280,451 shares in favor, 1,029,332 shares opposed and 434,888 shares abstaining.

           The proposal to ratify the selection of KPMG Peat Marwick LLP as independent auditors for the Company was approved by a vote of 34,390,109 shares in favor, 14,344 shares opposed and 15,236 shares abstaining.

ITEM 5.    OTHER INFORMATION

           Not Applicable

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           a)  The following exhibits are included herein:

               (27) Financial Data Schedule

           b) Reports on Form 8-K. A Form 8-K dated July 16, 1996 was filed reporting under Item 5 Other Events the announcement that the Company had entered into an Agreement and Plan of Merger with Flagship Resources Inc. Also reported under Item 10 Financial Statements, Pro Forma Financial Information and Exhibits was the Agreement and Plan of Merger and the accompanying press release dated July 16, 1996.

                                  SIGNATURE



           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                THE JOHN NUVEEN COMPANY
                                                (Registrant)





DATE:      November 13, 1996                    By /s/ James J. Wesolowski
                                                --------------------------
                                                James J. Wesolowski
                                                Vice President, General Counsel
                                                and Secretary
                                                (Authorized Signatory)





DATE:       November 13, 1996                   By /s/ John P. Amboian
                                                -----------------------
                                                John P. Amboian
                                                Executive Vice President and
                                                Chief Financial Officer