Form 10-K405
period 1996-12-31
NUVEEN JOHN COMPANY
filed 1997-03-31
CIK 885708

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

     X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

     ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM _______ TO _______

                         Commission file number 1-11123

                            THE JOHN NUVEEN COMPANY
             (Exact name of registrant as specified in its charter)

                     DELAWARE                            36-3817266
          (State or other jurisdiction of             (I.R.S. Employer
          incorporation or organization)             Identification No.)
               333 WEST WACKER DRIVE
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

     The aggregate market value of the outstanding Common Stock held by non-affiliates of the Registrant on March 20, 1997 was $141,912,726.38.

     The number of shares of the Registrant's Common Stock outstanding at March 20, 1997, was 32,922,031 consisting of 7,319,327 shares of Class A Common Stock, $.01 par value, and 25,602,704 shares of Class B Common Stock, $.01 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Registrant's 1996 Annual Report to Shareholders are
incorporated by reference into Parts II and IV of this report.   Portions of
Registrant's 1997 Proxy Statement relating to the annual meeting of stockholders to be held May 9, 1997 are incorporated by reference into Parts I and III of this report.

                                             PART I

ITEM 1. BUSINESS

GENERAL

     The John Nuveen Company (together with its subsidiaries, the "Company"), through its wholly-owned subsidiaries--John Nuveen & Co. Incorporated ("Nuveen & Co."), Nuveen Advisory Corp. ("Nuveen Advisory") and Nuveen Institutional Advisory Corp. ("Nuveen Institutional Advisory")--specializes in the sponsorship, marketing and management of investment products, and in municipal and corporate investment banking services. The Company sponsors investment products ("Investment Products"), including unit investment trusts ("UITs"), mutual funds and money market funds ("Money Market Funds") (together, "Mutual Funds"), and closed-end funds that issue common stock traded on stock exchanges in the United States and, in some cases, also issue preferred stock ("MuniPreferred(R) Stock") ("Exchange-Traded Funds").

     The Company's principal businesses consist of sponsoring and providing investment advisory, administrative and distribution services to the Mutual Funds and Exchange-Traded Funds (together, the "Funds" or "Nuveen Funds"), providing investment management services for individual and institutional investment accounts ("Managed Accounts"), sponsoring and distributing UITs and monitoring their portfolios, underwriting and trading municipal bonds, and providing other municipal and corporate finance investment banking services.

     The Company is the successor to a business formed in 1898 by Mr. John Nuveen to serve as an underwriter and trader of municipal bonds. This core business was augmented in 1961 when the Company developed and introduced its first tax-free UIT, which is a fixed portfolio of municipal securities selected and purchased by the Company and deposited in a trust. The Company introduced its first tax-free Mutual Fund in 1976 (the year in which Congress first permitted management investment companies investing in municipal securities to pay dividends that retain their tax-exempt character), its first tax-free Money Market Fund in 1981, and its first tax-free Exchange-Traded Fund in 1987. The Company began providing individual managed account services to investors in early 1995 and sponsored its first stock Mutual Fund during December, 1996.

     On January 2, 1997, the Company completed the acquisition of Flagship Resources Inc. ("Flagship") and its wholly owned subsidiaries, Flagship Financial Inc., a registered investment adviser under the Investment Advisers Act of 1940, and Flagship Funds Inc., a registered broker-dealer under the Securities Exchange Act of 1934. At December 31, 1996, Flagship managed over $4.2 billion in predominantly tax-exempt open-end mutual funds and approximately $400 million in managed accounts for individual investors.

     Upon the completion of the acquisition of Flagship Resources Inc., Flagship Financial Inc. became a wholly owned subsidiary of the Company and changed its name to Nuveen Asset Management Inc. ("Nuveen Asset"). Nuveen Asset is primarily responsible for providing private investment management services for individual and institutional managed accounts with both balanced portfolios of equity and municipal securities and portfolios invested exclusively in municipal securities.

     The Company was incorporated in the State of Delaware on March 23, 1992 as a wholly-owned subsidiary of The St. Paul Companies, Inc. ("St. Paul"). Nuveen & Co., the predecessor of the Company, had been a wholly-owned subsidiary of St. Paul since 1974. On May 19, 1992, St. Paul sold in a public offering a portion of its ownership interest in the Company. As of the date of this report, St. Paul owned approximately 78% of the outstanding voting securities of the Company.

THE NUVEEN MANAGED FUNDS

     OVERVIEW

     At December 31, 1996, substantially all of the Funds managed by the Company were invested in portfolios of tax-exempt municipal bonds. While the investment objectives of these Funds vary, each has as a primary objective to provide as high a level of current interest income exempt from regular federal (and in some cases, state and local) income tax as is consistent with preservation of capital, and each has historically invested substantially all of its assets in a diversified portfolio of municipal bonds which are rated within the four highest investment grades .

     Taxable Mutual Funds include Funds which may invest in equity and other taxable securities as well as tax-exempt securities. The Nuveen Growth and Income Stock Fund, first introduced during 1996 through a special offering to current Nuveen and Flagship fund stockholders and to current Nuveen unit trust holders in late 1996, seeks to provide over time a superior return from a diversified portfolio consisting primarily of equity securities of domestic companies with market capitalizations of at least $500 million. The Company intends to market and distribute other taxable mutual funds during 1997 including a balanced municipal bond and stock fund and a balanced stock and bond fund.

     The Mutual Funds continually offer to sell and redeem their shares at prices based on the daily net asset values of their portfolios. The Mutual Funds are actively managed and include tax-free insured and uninsured nationally-diversified and state-specific portfolios, growth and balanced taxable portfolios, and several Money Market Funds. Money Market Funds are tax-free Mutual Funds that invest solely in short-term, liquid and relatively low-risk securities and seek to maintain a stable net asset value of $1 per share.

     The Exchange-Traded Funds invest exclusively in tax-free investment portfolios which are also actively-managed; these funds, however do not continually offer to sell and redeem their shares. Rather, daily liquidity is provided by the ability to trade the shares of these funds on the national securities exchanges, at a price that may be above or below the share's net asset value. Like the Mutual Funds, the Exchange-Traded Funds include insured and uninsured national and single-state funds. Most of the Exchange-Traded Funds have a "leveraged" capital structure; these funds issue MuniPreferred Stock that pay dividends at rates based on short-term tax-free interest rates, while the capital raised by the sale of the MuniPreferred Stock is invested by the funds in longer-term municipal securities. So long as the return provided by these longer-term investments, net of expenses, exceeds the current dividend rate on the preferred stock, investors in the common stock of leveraged funds realize a higher rate of return than if the fund were not leveraged. Leverage results, however, in greater volatility of the net asset value of shares of common stock of leveraged funds and possibly in their market value as well. In addition, fluctuations in the preferred stock dividend rate will affect the return to holders of common stock. To the extent that the dividend rate on the preferred stock increases (e.g., in the event of a rise in short-term interest rates), the rate of return to fund common shareholders will be reduced. If the preferred stock dividend rate were to exceed the rate of return on the investment portfolio, holders of common stock would realize a lower rate of dividend return than if the fund were not leveraged.

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

     The common shares of most of the Exchange-Traded Funds are listed on the New York Stock Exchange; the shares of the remaining Funds are listed on the American Stock Exchange. The common shares of the Exchange-Traded Funds trade in the open market at a price that is influenced by several factors including supply and demand, net asset value and yield. Common shares of the Exchange-Traded Funds may trade at a premium or a discount to net asset value although during most of 1996 such shares traded more frequently at a discount to net asset value. The Board of Directors of each Exchange-Traded Fund has determined that, at least annually, it will consider action that might be taken to reduce or eliminate any sustained material discount to net asset value at which such shares may be trading. This action may include the repurchase of such shares in the open market or in private transactions, the making of a tender offer for such shares at net asset value, or a proposal to the shareholders to convert the Fund to an open-end investment company. The consequence of any such action, if taken, could be a reduction in both the aggregate net assets of the Exchange-Traded Funds and in the management fee paid by such Funds to Nuveen Advisory or Nuveen Institutional Advisory.

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

     The Money Market Funds managed by the Company have obtained commitments (each, a "Commitment") from MBIA Insurance Corporation ("MBIA") with respect to certain designated bonds held by the Money Market Funds for which credit support is furnished by banks ("Approved Banks") approved by MBIA under its established credit approval standards. Under the terms of a Commitment, if Nuveen Advisory were to determine that certain adverse circumstances relating to the financial condition of an Approved Bank had occurred, it could cause MBIA to issue a "while-in-fund" insurance policy covering the underlying bonds; after time and subject to further terms and conditions, the adviser could obtain from MBIA an "insured-to-maturity" insurance policy as to the covered bonds. Each type of insurance policy would insure payment of interest on the bonds and payment of principal at maturity. Although such insurance would not guarantee the market value of the bonds or the value of the Money Market Funds' shares, the Company believes that the ability to obtain insurance for such bonds under such adverse circumstances would enable the Money Market Funds to hold or dispose of such bonds at a price at or near their par value.

     ASSETS UNDER MANAGEMENT

     At December 31, 1996, there were 19 Mutual Funds including 3 investing in taxable securities, 5 Money Market Funds, and 57 Exchange-Traded Funds. The following table shows net assets under management at December 31 of the past three years.

                       NUVEEN MANAGED FUNDS AND ACCOUNTS
                          NET ASSETS UNDER MANAGEMENT
                                 (IN MILLIONS)


                                                        December 31,
                                                 --------------------------
                                                  1996     1995      1994
                                                 -------  -------  --------
Managed Funds:
Mutual Funds -Tax-Free....................        $5,434   $5,457    $4,731
Mutual Funds -Taxable......................          496        -         -
Exchange-Traded Funds....................         25,434   25,784    23,731
Money Market Funds........................         1,004    1,113     1,242
Managed Accounts...............................      823      688       343
                                                 -------  -------  --------
Total                                            $33,191  $33,042   $30,047
                                                 =======  =======  ========

     Substantially all of the net assets of the taxable Mutual Funds are comprised of shares of the Nuveen Growth and Income Stock Fund offered in December, 1996.

     During 1996, 6 Exchange Traded Funds were merged into 3 funds. During 1995, 17 Exchange Traded Funds were merged into 7 funds. During 1994, 24 Exchange Traded Funds were merged into 10 funds. These combinations result in reduced expenses and increased trading liquidity for fund shareholders.

     ADVISORY FEES

     Nuveen Advisory and Nuveen Institutional Advisory provide investment management services to the Funds and the Portfolios, pursuant to investment management agreements, and receive fees based on each Fund's average daily net assets or on a combination of the average daily net assets and gross interest income. Institutional Capital Corporation ("ICAP") performs portfolio management services on behalf of the equity Mutual Funds pursuant to a sub-advisory agreement with Nuveen Institutional Advisory. The following table shows management fees for the past three years.

                       NUVEEN MANAGED FUNDS AND ACCOUNTS
                            INVESTMENT ADVISORY FEES
                                 (IN THOUSANDS)


                                                     Year Ended December 31,
                                                   ----------------------------
                                                     1996      1995      1994
                                                   --------  --------  --------
MUTUAL FUNDS:
Management fees ...............................     $26,123   $24,809   $23,535
Less:  Reimbursed expenses ..............             (629)     (897)     (396)
                                                   --------  --------  --------
Net management fees ....................             25,494    23,912    23,139
                                                   --------  --------  --------
EXCHANGE-TRADED FUNDS:
Management fees ...............................     155,173   153,777   152,078
                                                   --------  --------  --------
MONEY MARKET FUNDS:
Management fees ...............................       4,925     5,359     6,843
Less:  Reimbursed expenses ..............             (495)     (336)     (420)
                                                   --------  --------  --------
Net management fees ....................              4,430     5,023     6,423
                                                   --------  --------  --------
MANAGED ACCOUNTS:
Management fees ...............................         748       423       278
                                                   --------  --------  --------
Total                                              $185,845  $183,135  $181,918
                                                   ========  ========  ========

     The Company's management fee schedules currently provide for maximum fees ranging from .40 of 1% to .50 of 1% of net asset value annually in the case of the Money Market Funds, .50 of 1% to .55 of 1% in the case of the tax-free Mutual Funds and .75 of 1% to .85 of 1% in the case of the taxable Mutual Funds. Maximum fees in the case of the Exchange-Traded Funds are .65 of 1%, except that with respect to the Select Maturities Fund, the fee is .50 of 1%, and with respect to the Portfolios, the investment management agreements provide for annual management fees ranging from .25 of 1% to .30 of 1%. In each case, the management fee schedules provide for reductions in the fee rate at greater asset levels.

     The Company pays ICAP, the sub-adviser for the Nuveen Growth and Income Stock Fund, a portfolio management fee for sub-advisory services at a maximum rate of .35 of 1% of the average daily net assets of the fund. In connection with the two balanced funds, expected to be introduced in early 1997, the Company will pay ICAP for sub-advisory services a maximum fee of .35 of 1% with respect to the average daily balance of equity investments in the funds and a maximum fee of .20 of 1% with respect to the average daily balance of taxable fixed-income investments in the funds.

     INVESTMENT MANAGEMENT AGREEMENTS

     Each Fund has entered into an investment management agreement with Nuveen Advisory or, in the case of the Portfolios and the taxable Mutual Funds, with Nuveen Institutional Advisory (each, an "Adviser"). Although the specific terms of each such agreement vary, the basic terms of the agreements are similar. Pursuant to the agreements, the Adviser provides overall management services to each of the Funds, subject to the supervision of each Fund's Board of Directors and in accordance with each Fund's fundamental investment objectives and policies. The investment management agreements are approved by Fund shareholders and their continuance must be approved annually by the directors of the respective Funds, including a majority of the directors who are not "interested persons" of the Adviser, as defined in the Investment Company Act. Amendments to such agreements must be approved by Fund shareholders. Each agreement may be terminated without penalty by either party upon 60 days' written notice, and terminates automatically upon its assignment (as defined in the Investment Company Act and the Investment Advisers Act). Such an "assignment" will take place in the event of a change in control of the Adviser. Under the Investment Company Act, a change in control of the Adviser would be deemed to occur in the event of certain changes in the ownership of the Company's voting stock. If a termination of the investment management agreements should occur for any reason, there can be no assurance that the Funds would renew their investment management agreements with the Adviser.

     Each Fund bears all expenses associated with its operation and the issuance and, in the case of the Money Market and Mutual Funds, redemption of its securities, except for the compensation of directors and officers of the Fund who are employed by the Company and/or the Adviser. Some investment management agreements provide that, to the extent certain enumerated expenses exceed a specified percentage of a Fund's or a Portfolio's average net assets for a given year, the Adviser will absorb such excess through a reduction in the management fee and, if necessary, pay such expenses so that the year-to-date net expense will not exceed the specified percentage. In addition, the Company may waive all or a portion of its advisory fee to a Fund, and reimburse expenses, for competitive reasons. During 1996, the expense ratios specified under these arrangements ranged from .45% for certain of the Money Market Funds, to .75% for certain of the tax-free long-term Mutual Funds, to .975% for long-term tax-free Mutual Funds whose portfolio bonds are insured by a third party insurer. Expense limits on the taxable mutual fund sponsored during 1996 were .95% of the funds' average net assets. The Company reimbursed expenses aggregating $1,124,000 during the year ended December 31, 1996. Although the Company expects these costs to increase in the future in order for the Company's products to remain competitive in the market, it does not expect such increases will have a material effect on the results of its operations.

     PORTFOLIO MANAGEMENT AND RESEARCH

     Each Adviser is responsible for the execution of the investment policy of the various Funds it advises. Investment decisions for each Fund are made by the portfolio manager responsible for such Fund. The Company has a very low turnover rate for its portfolio managers, and the majority of the Company's portfolio managers have devoted most of their professional careers to municipal securities within the Nuveen organization, including experience in financial analysis, research and surveillance, institutional and broker-dealer sales, securities trading, and competitive and negotiated underwriting. To support these managers, the Company maintains a research department devoted to municipal securities. The Company's principal method of securities evaluation is through fundamental research and valuation analysis. The Research Department conducts original market and issuer research, utilizing such sources as independent inspection of market and issuer activities, issuer-prepared information and publicly available information. In conducting its analyses, the Research Department also utilizes a proprietary analytical system, and commercially available data bases and analytical services.

     With respect to the taxable Mutual Funds, the Company has entered into a sub-advisory agreement with ICAP, a Chicago based institutional money manager, to perform portfolio advisory services for the equity and taxable portion of the portfolios. ICAP employs a value-oriented approach to selecting securities for the investment portfolios. Investment decisions are made through a team approach, with all of the ICAP investment professionals contributing to the process. Each of the investment officers and other investment professionals at ICAP have developed an expertise in at least one functional investment area, including equity research, strategy, fixed income analysis, quantitative research, technical research, and trading. A key element in the decision making process is a formal investment committee meeting held on a general basis and attended by all the investment professionals. These meetings also provide for ongoing review of ICAP's investment positions. Pertinent information from outside sources is shared and incorporated into the investment outlook. The investment strategy, asset sectors, and individual security holdings are reviewed to verify their continued appropriateness. Investment recommendations are presented to the committee for decisions. ICAP has managed separate private accounts since 1971.

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

     The Company created and introduced its first municipal bond UIT in 1961, and since that date has deposited and sold units of more than 4,500 different trusts with an aggregate principal value of approximately $37 billion. The Company sponsors nationally diversified and single-state trusts, uninsured trusts, trusts whose portfolio bonds are insured by a third party insurer, and trusts of varying average portfolio maturities. At December 31, 1996, the Company had 3,500 trusts outstanding with an aggregate market value of $13.6 billion.

     UIT SALES AND UIT REVENUES

     The following table shows the Company's UIT sales and revenues during each of the last three years:

                             UIT SALES AND REVENUES
                                 (IN THOUSANDS)


                                                               Year Ended December 31,
                                                         ------------------------------------
                                                            1996        1995         1994
                                                         ----------  -----------  -----------
UIT SALES (PAR VALUE):
Primary UITs ........................................      $812,813     $943,829   $1,065,656
Secondary UITs ....................................         150,326      148,859      168,862
                                                         ----------  -----------  -----------
Total                                                      $963,139   $1,092,688   $1,234,518
                                                         ==========  ===========  ===========
UIT REVENUES:
Distribution revenues:
Primary UITs .....................................          $10,740      $12,633      $13,449
Secondary UITs .................................              2,010        1,565        1,576
                                                         ----------  -----------  -----------
                                                             12,750       14,198       15,025
                                                         ----------  -----------  -----------
Positioning profits (losses):
Municipal bonds deposited into UITs...                        1,851        1,929        1,334
Primary and secondary UITs ...............                  (2,042)        3,052      (9,571)
                                                         ----------  -----------  -----------
                                                              (191)        4,981      (8,237)
                                                         ----------  -----------  -----------
Total                                                       $12,559      $19,179       $6,788
                                                         ==========  ===========  ===========

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

     All sales of UIT units during 1996 were comprised of trusts invested exclusively in tax-exempt municipal securities. During 1997, the Company expects to expand the UIT product line to include trusts investing in taxable securities.

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

MARKETING AND DISTRIBUTION OF INVESTMENT PRODUCTS

     DISTRIBUTION

     The Company markets its Funds and UITs through registered representatives ("Registered Representatives") associated with unaffiliated national and regional broker-dealers, commercial banks and thrifts, broker-dealer affiliates of insurance agencies and independent insurance dealers, and financial planners, accountants, tax consultants and advisers associated with registered broker-dealer firms ("Retail Distribution Firms"). The Company's distribution strategy is to maximize the liquidity and distribution potential of its Funds and UITs by maintaining strong relationships with a broad array of Registered Representatives. The Company has well-established relationships with Registered Representatives in Retail Distribution Firms throughout the country. Sales through Registered Representatives associated with any single Retail Distribution Firm did not account for as much as 5% of the Company's consolidated revenues in 1996.

     The Company currently has relationships with more than 100,000 Registered Representatives at almost 4,000 Retail Distribution Firms. These Registered Representatives participate in the Company's marketing programs to different degrees, depending upon: their interests in distributing investments provided by the Company; their perception of the relative attractiveness of the Nuveen Funds and UITs; the profiles of their customers and their customers' needs; and the conditions prevalent in financial markets. Registered Representatives may reduce or eliminate involvement in any Nuveen marketing activity at any time, or may elect to emphasize the investment products of competing sponsors, or the proprietary products of their own firm. Registered Representatives may receive compensation incentives to sell their firm's investment products or may choose to recommend to their customers investment products sponsored by firms other than the Company based on such considerations as investment performance, types and amount of distribution compensation, sales assistance and administrative service payments, and level and quality of customer service. In addition, the ability of Registered Representatives to distribute the Company's Mutual Funds is subject to the continuation of a selling agreement between their firm and the Company that is terminable by either party upon 60 days' notice and does not obligate the Retail Distribution Firm to sell any specific amount of Funds. The Company currently has such selling agreements related to the Mutual Funds with over 2,000 Retail Distribution Firms.

     Shares of the Money Market Funds are sold to the public without sales charges. However, each Money Market Fund (except the Nuveen Tax-Exempt Money Market Fund, which is marketed primarily to institutions) has a plan adopted in accordance with Rule 12b-1 under the Investment Company Act (each, a "Plan") pursuant to which distributors of the Fund's shares are compensated for costs associated with distribution and administrative services they perform. For the year ended December 31, 1996, approximately $750,000 in Plan fees were paid to distributors of the Money Market Funds. Slightly more than half of such amount was paid by the Company and the remainder was paid by the Money Market Funds.

     All of the long-term Mutual Funds have adopted a Flexible Sales Charge Program which provides investors with alternative ways of purchasing Fund shares based upon their individual needs and preferences. Class A shares may be purchased at a price equal to the Fund's net asset value plus an up front sales charge which is calculated as a percentage of the public offering price. At the maximum sales charge level, approximately 90% to 95% of the sales charge is typically reallowed as concessions to Retail Distribution Firms. From time to time, the Company may reallow all of the sales charge to Retail Distribution Firms or waive the sales charge and advance a sales commission to such Firms in connection with marketing programs or special promotions. Additionally, purchases of Class A shares which equal or exceed $1 million may be made without an up front sales charge, but are subject to a Contingent Deferred Sales Charge of 1% for shares redeemed within 18 months or longer. In order to compensate Retail Distribution Firms for Class A share sales which are $1 million or greater, the Company advances a 1% sales commission at the time of sale. Class A shares are also subject to an annual Rule 12b-1 service fee, which is used to compensate securities dealers for providing ongoing financial advice and other services. Commencing in February 1997, Class B shares may be purchased at a price equal to the Fund's net asset value without an up front sales charge. Class B shares are subject to an annual Rule 12b-1 distribution fee to compensate the Company for costs incurred in connection with the sale of such shares, an annual Rule 12b-1 service fee for the ongoing services of securities dealers and a Contingent Deferred Sales Charge, ranging from 5% to 1%, for shares redeemed within a period of 6 years. The Company compensates Retail Distribution Firms for sales of Class B shares at the time of sale at the rate of 4% of the amount of Class B shares sold, which represents a sales commission plus an advance of the first year's annual Rule 12b-1 service fee. Class C shares may be purchased without any up front sales charges at a price equal to the Fund's net asset value but are subject to an annual Rule 12b-1 distribution fee designed to compensate securities dealers over time for the sale of the Fund shares, an annual Rule 12b-1 service fee used to compensate securities dealers for providing continuing financial advice and other services and a 1% Contingent Deferred Sales Charge for shares redeemed within 12 months of purchase. In addition, beginning in February 1997, the Company will advance a 1% sales commission to Retail Distribution Firms at the time of sale and in return, will receive the first year's Rule 12b-1 distribution fee and Rule 12b-1 service fee. Class R shares are available for purchase at a price equal to the Fund's net asset value only under certain limited circumstances.

     Shares of the Exchange-Traded Funds are sold to the public in offerings that are underwritten by a syndication group. During the year ended December 31, 1996 no such offerings were made.

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

     The market for the sale of tax-free unit investment trusts is relatively concentrated, with only a few sponsors accounting for a majority of total sales. Based upon the information available, the Company believes it had a leading market share in this market in each of the last three years. The markets for mutual funds and money market funds are highly fragmented, with many participating sponsors. Based upon the information available, the Company believes that it had less than a 5% share of the market with respect to net sales of tax-free mutual funds and money market funds in each of the last three years.

     RELATIONS WITH DISTRIBUTORS

     The Company employs approximately 80 wholesalers and sales assistants who are supported by the Company's marketing department. Wholesalers work closely with individual Registered Representatives to develop their businesses. The Company's wholesalers regularly visit distributors of the Company's Investment Products to provide product information, explain new products and discuss ideas to respond to particular investor concerns. The Company provides individual Registered Representatives with daily prices, weekly, monthly and quarterly sales bulletins, monthly product statistical and performance updates, product education programs and training seminars, and promotional programs coordinated with its advertising campaigns. In addition, the Company regularly coordinates its marketing and promotional efforts with individual Registered Representatives.

     ADVERTISING AND PRODUCT PROMOTION

     To generate investor and Registered Representative interest and understanding of its Investment Products, the Company augments its marketing efforts through magazine and newspaper advertising, targeted direct mail and telemarketing sales programs and sponsorship of certain sports and civic activities including the Nuveen Tour (the preeminent men's over-35 professional tennis circuit), the U.S. National Senior Sports Organization (U.S. Senior Olympics) and the Chicago Lyric Opera radio broadcasts. For the year ended December 31, 1996, the Company expended $12.6 million on advertising and promotional efforts.

INVESTMENT BANKING

     The Company, through its Municipal Securities Division, underwrites and distributes municipal bonds, trades municipal bonds in the secondary market and serves as remarketing agent for variable rate bonds. Virtually all of its underwritings are for governmental and not-for-profit entities and substantially all of its sales are to institutional investors including casualty insurance companies, managed municipal bond funds, sponsors of unit investment trusts (including the Company), bank portfolios, trust departments and other dealers. The constituent departments of the Division responsible for these activities include Investment Banking, Trading and Commitments, and Institutional Sales. Included in Investment Banking is a business unit, Health Care Mergers and Acquisitions, which furnishes strategic financial advisory services to health care corporations. In addition, Investment Banking may, on occasion, act as financial advisor, broker or underwriter to municipal or other not-for-profit issuers with respect to transactions in interest rate swaps, forward transactions or other investment agreements.

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

     During 1996 the Company served as manager, co-manager, or syndicate member in connection with 82 underwritings, aggregating $4.3 billion par value.

     Revenues from the underwriting of municipal securities and fees from financial advisory and remarketing activities are set forth in the following table for each of the last three years.

                          INVESTMENT BANKING REVENUES
                                 (IN THOUSANDS)


                         Year Ended December 31,
                       ----------------------------
                         1996      1995      1994
                       --------  --------  --------
Underwriting Revenues    $5,154    $5,489    $6,082
Merger and
Acquisition and
Other
Financial Advisory
Fees                      4,318     3,383     4,322
Remarketing Fees          1,626     1,462     1,389
                       --------  --------  --------
Total                   $11,098   $10,334   $11,793
                       ========  ========  ========

     The Company is remarketing agent with respect to 87 issues of Variable Rate Demand Obligations ("VRDOs") representing an aggregate principal value of $1.5 billion. VRDOs are municipal bonds issued with a longer term (typically 20-30 year) maturity, having variable rates of interest and options granted to the holders to put the obligations to the issuers on seven days' notice and receive payments of the full principal amounts. These obligations to pay are secured by letters of credit typically issued by commercial banks.
Periodically the remarketing agents, pursuant to agreements with the issuers, reset the interest rates at a level that the remarketing agent anticipates will permit them, as agents, to remarket at par any VRDOs with respect to which a notice of put has been received. Although remarketing agents, including the Company, are only obligated to use their best efforts in locating purchasers for the VRDOs, they frequently purchase VRDOs for resale to other buyers within a few days. During the period that the Company holds any VRDOs, it has, like any holder, the unconditional right secured by the letter of credit to put the obligation to the issuer and receive payment of the full principal amount. During temporary periods of imbalance between supply and demand for VRDOs, the Company may hold substantial amounts of such obligations for resale. The Company has come to expect such imbalances at year-end and, to a lesser extent, at each calendar quarter-end.

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

     The market value of the Company's inventory at December 31 for each of the last three years and the average daily inventory balances outstanding during each year are set forth below:

                                   INVENTORY
                                 (IN THOUSANDS)



                                                                     Average Daily Inventory
                                Inventory, at market value                 (par value)
                                      on December 31,              for year ended December 31,
                            -----------------------------------  -------------------------------
                                     1996       1995       1994       1996       1995       1994
                            -------------  ---------  ---------  ---------  ---------  ---------
Nuveen UITs                       $39,206    $39,069    $51,880    $43,121    $47,945    $44,565
                            =============  =========  =========  =========  =========  =========
Municipal securities
Held for:                              $-     $1,000         $-     $4,597     $6,036     $6,849
Deposit in UITs                     4,553     11,308      2,606      3,202      2,924      4,379
Resale                      -------------  ---------  ---------  ---------  ---------  ---------
Total Municipal securities         $4,553    $12,308     $2,606     $7,799     $8,960    $11,228
                            =============  =========  =========  =========  =========  =========

JOINT VENTURE

     In 1990, Nuveen Institutional Advisory and Duff & Phelps Investment Management Co. (Duff & Phelps), a registered investment adviser and wholly-owned subsidiary of Phoenix Duff & Phelps Corp. formed Nuveen/Duff & Phelps Investment Advisors ("Nuveen/D&P"), an Illinois general partnership. Nuveen/D&P was created to provide investment advisory services to qualified and non-qualified public utility nuclear power plant decommissioning funds and/or their trustees. In a transaction consummated on January 2, 1997, Duff & Phelps acquired Nuveen Institutional Advisory's interest and rights in the partnership with respect to all but three of the advisory accounts. The Company will continue as sole adviser with respect to three advisory accounts with assets valued at $153 million.

     During 1995, the Company announced the alliance of Nuveen Institutional Advisory with C.H. Dean & Associates ("Dean"), a registered investment adviser, for purposes of providing private asset management services through individually managed municipal and balanced equity-municipal portfolios. At December 31, 1996 there were a total of 65 accounts with assets totaling $59.1 million.

EMPLOYEES

     At December 31, 1996, the Company had 506 full-time employees. Employees are compensated with a combination of salary, cash bonus and fringe benefits. In addition, the Company has sought to retain its key and senior employees through competitive compensation arrangements which include awards of the Company's Class A shares in the form of restricted stock and stock options.


COMPETITION

     The Company is subject to substantial competition in all aspects of its business. The Registered Representatives that distribute the Company's Investment Products also distribute numerous competing products, often including products sponsored by the Retail Distribution Firms where they are employed. In recent years, competition among securities firms has adversely affected the profitability associated with the underwriting of municipal securities. There are relatively few barriers to entry by new investment management firms. Investment products are sold to the public by broker-dealers, banks, insurance companies and others, and many competing investment product sponsors offer a broader array of investment products. Many of these institutions have substantially greater resources than the Company. The Company competes with other providers of products primarily on the basis of the range of products offered, the investment performance of such products, quality of service, fees charged, the level and type of broker compensation, the manner in which such products are marketed and distributed, and the services provided to investors.

REGULATION

     Nuveen & Co. is registered as a broker-dealer under the Securities Exchange Act of 1934 and is subject to regulation by the Securities and Exchange Commission (the "Commission"), the NASD Regulation, Inc., the Municipal Securities Rulemaking Board and other federal and state agencies and self-regulatory organizations. Nuveen & Co. is subject to the Commission's Uniform Net Capital Rule, designed to enforce minimum standards regarding the general financial condition and liquidity of a broker-dealer. Under certain circumstances, this rule may limit the ability of the Company to make withdrawals of capital and receive dividends from Nuveen & Co. Nuveen & Co.'s regulatory net capital has consistently exceeded such minimum net capital requirements. At December 31, 1996, Nuveen & Co. had aggregate net capital, as defined, of approximately $142 million, which exceeded the regulatory minimum by approximately $137 million. The securities industry is one of the most highly regulated in the United States, and failure to comply with related laws and regulations can result in the revocation of broker-dealer licenses, the imposition of censures or fines and the suspension or expulsion from the securities business of a firm, its officers or employees.

     Each Adviser is registered with the Commission under the Investment Advisers Act. Each Fund and UIT is registered with the Commission under the Investment Company Act and each national Fund is qualified for sale (or not required to be so qualified) in all states in the United States and the District of Columbia; each single-state Fund is qualified for sale (or not required to be so qualified) in the state for which it is named and other designated states. Virtually all aspects of the Company's investment management business are subject to various federal and state laws and regulations. These laws and regulations are primarily intended to benefit the investment product holder and generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict the Company from carrying on its investment management business in the event that it fails to comply with such laws and regulations. In such event, the possible sanctions which may be imposed include the suspension of individual employees, limitations on the Company's engaging in the investment management business for specified periods of time, the revocation of the Advisers' registrations as investment advisers or other censures and fines.

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

ITEM 2.  PROPERTIES

     The Company, which is headquartered in Chicago, conducts its principal operations through leased offices located there and in other United States cities. The Company leases approximately 205,000 square feet of office space across the country. Management believes that the Company's facilities are adequate to serve its currently anticipated business needs.

ITEM 3. LEGAL PROCEEDINGS

     As previously reported most recently in the Form 10-Q report for the third quarter of 1996, litigation is currently pending in federal district court in Chicago and a similar lawsuit (dismissed in December, 1996) was pending in state court in Hennepin County, Minnesota, (collectively the "Litigation) against Nuveen & Co., Nuveen Advisory, current and former directors of two of the Nuveen exchange-traded investment companies, Nuveen Municipal Value Fund, Inc. (NUV) and Nuveen Premium Income Municipal Fund, Inc. (NPI) (the "Funds"), inside counsel to Nuveen & Co. (collectively the "Nuveen Defendants") and the Funds' outside legal counsel making various allegations with respect to the Funds' January, 1994 rights offerings.

     As previously reported, on November 4, 1996, a Memorandum of Understanding was signed on behalf of the plaintiffs by their counsel and on behalf of the Nuveen Defendants by their counsel, pursuant to which the above litigation would be settled contingent on agreement by the parties on settlement documentation, approval by the Court of that final settlement documentation, resolution of related claims involving the Funds' former outside counsel, and certain other contingencies. A similar agreement was reached between plaintiffs and the Funds' outside counsel. The settlement, which in no way constitutes an admission of liability by any defendant, will be paid one half each by the insurer for the Funds' former outside counsel and by the insurer for the Nuveen Defendants. In February, 1997, the Court preliminarily approved the settlement and related documentation and scheduled a hearing on June 3, 1997 to determine whether to grant final approval of the settlement. Notice of the settlement will be provided to shareholders of the Funds. The settlement provides that the settlement funds will be paid primarily to the Funds' shareholders allegedly injured by the rights offering. A portion of the settlement amounts will be paid to the Funds as reimbursement of their expenses and the Funds will also receive amounts unclaimed by shareholders.

     As previously reported in the Form 10-Q for the third quarter of 1996, a lawsuit brought in June, 1996 in federal district court in Boston by certain shareholders is currently pending against Nuveen & Co., Nuveen Advisory, six Nuveen investment companies and two of the Funds' former directors seeking unspecified damages, an injunction and other relief. The suit also seeks certification of a defendant class consisting of all Nuveen-managed leveraged funds. The complaint is filed on behalf of a purported class of present and former shareholders of all Nuveen leveraged investment companies, including the Funds, which allegedly engaged in certain practices which plaintiffs allege violated various provisions of the Investment Company Act of 1940 and common law. Plaintiffs allege among other things, breaches of fiduciary duty and various misrepresentations and omissions in disclosures in connection with the use and maintenance of leverage through the issuance and periodic auctioning of preferred stock and the payment of management and brokerage fees to Nuveen Advisory and Nuveen & Co. The defendants are vigorously contesting this action and have filed motions to dismiss the entire action as well as motions to transfer which are pending.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the quarter ended December 31, 1996.

EXECUTIVE OFFICERS AND OTHER KEY OFFICERS OF THE REGISTRANT

     The names, ages and positions of the executive officers and other key officers of the Company as of December 31, 1996, except for Bruce P. Bedford who was elected Executive Vice President in February, 1997, are set forth below. Executive officers and other key officers of the Company serve at the discretion of the Board of Directors. Unless otherwise indicated in the following descriptions, each of the following executive officers and other key officers has held his current position with the Company or its predecessor for more than the past five years.


       Name               Age          Principal Position
 -----------------------  ---  -----------------------------------------------

 Executive Officers
 -----------------------
 Timothy R. Schwertfeger  47   Chairman, Chief Executive Officer and Director
 Anthony T. Dean          51   President, Chief Operating Officer and Director
 John P. Amboian          35   Executive Vice President, Chief Financial
                                Officer and Secretary
 Bruce P. Bedford         56   Executive Vice President

 Other Key Officers
 -----------------------
 William Adams IV         41   Vice President and Manager of Adviser Services

Robert B. Kuppenheimer 50 Vice President and Manager of Nuveen California Investment Management Services

  Paul C. Williams     51   Vice President and Manager, Investment Strategies
                             & Research
  O. Walter Renfftlen  57   Vice President and Controller


     All executive officers and other key officers of the Company are elected for a one-year term. There are no family relationships between any of the Registrant's executive officers, other key officers and directors, and there are no arrangements or understandings between any of these executive officers and other key officers, and any other person pursuant to which the executive officer and other key officer was selected as an officer.

     Descriptions of the business experience for the past five years of Messrs. Schwertfeger and Dean appear on page 6 of the Registrant's 1997 Proxy Statement relating to the annual meeting of shareholders to be held on May 9, 1997 (the "1997 Proxy Statement") and are incorporated herein by reference.

     Mr. Amboian has been Secretary of the Company since February 1997 and Executive Vice President and Chief Financial Officer of the Company since June 1995; prior thereto, he served as Senior Vice President Finance, Strategic Planning and Systems & Chief Financial Officer for Miller Brewing Company from June 1993 to May 1995 and from August 1984 to May 1993 he served in several financial positions for Kraft Foods, Inc., including Vice President, Financial Planning and Analysis, and Treasurer.

     Mr. Bedford has been Executive Vice President of the Company since February 1997; prior thereto he served as Chairman, Chief Executive Officer and Director of Flagship Resources, Inc., Flagship Funds, Inc., Flagship Financial Inc. and the Flagship funds from October 1984 until December 1996.

     Mr. Adams has been Vice President of the Company since March 1994. He joined Nuveen & Co. in 1982 as an associate investment banker and was promoted to Assistant Vice President in 1985. In 1988 Mr. Adams was named Vice President and Manager of Product Development, and from July 1992 to May 1994, he acted as Vice President and Manager of Business Development-Western Region. In May 1994, Mr. Adams was appointed Vice President and Manager of Nuveen & Co.'s Corporate Marketing Department and in February 1997, Mr. Adams was named Vice President and Manager of Adviser Services.

     Mr. Kuppenheimer has been Vice President of the Company since December 1992 and was named Vice President and Manager Nuveen California Investment Management Services in February 1997. He has been Vice President of Nuveen & Co. since 1979 and has been Vice President and Manager of Nuveen & Co's. Investment Management Services for the State of California since 1995 and prior thereto, National Sales Manager since 1986. Mr. Kuppenheimer joined Nuveen & Co. in 1976 as an Assistant Vice President and Manager of Insurance Industry Products.

     Mr. Williams has been Vice President of the Company since 1992. He joined Nuveen & Co. in 1971 and was promoted to Vice President in 1978. He managed the General Municipal Financial Group in the Municipal Securities Department from 1983 to 1990 and chaired Nuveen & Co.'s New Product Committee from 1987 to 1992. Mr. Williams headed Nuveen & Co.'s Corporate Planning and Research Department from 1991 to 1994, the Municipal Securities Department during 1994 and currently heads Nuveen & Co.'s Investment Strategies and Research.

     Mr. Renfftlen has been Vice President and Controller of the Company since 1992, and of Nuveen & Co. since he joined the firm in 1975. He has also served as Vice President and Controller of Nuveen Advisory, each of the Nuveen Funds, and Nuveen Institutional Advisory since their inception. Mr. Renfftlen is a Certified Public Accountant.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Information required by this item is contained in footnote 10 on page 29 of the Registrant's 1996 Annual Report to Shareholders (the "1996 Annual Report") and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     The "Five Year Financial Summary" section on page 31 of the 1996 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The "Management's Discussion and Analysis of Financial Condition and Results of Operations" section on pages 13 through 18 of the 1996 Annual Report is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data on pages 19 through 29 of the 1996 Annual Report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The "Nominees for Directors" subsection and the "Nominees for Class B Directors" subsection in the "Election of Directors" section on pages 6 and 7 of the 1997 Proxy Statement are incorporated herein by reference. Information regarding the Registrant's executive officers and other key officers is included in Part I of this report.

ITEM 11.  EXECUTIVE COMPENSATION

     The "Executive Compensation", "Retirement Plans" and "Employment Agreements" sections on pages 9 through 15 (except for the "Compensation Committee Report on Executive Compensation" subsection on pages 12 and 13), and the "Compensation of Directors" subsection in the "Election of Directors" section on page 8, of the 1997 Proxy Statement are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The "Beneficial Ownership of the Company's Common Stock" section on pages 2 through 4 of the 1997 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) FILED DOCUMENTS. The following documents are filed as part of this report:




1.         Financial Statements:                                   Page
-----------------------------------------------------------------
      Consolidated Balance Sheets - December 31, 1996 and 1995     *

      Consolidated Statements of Income - Years ended
      December 31, 1996, 1995 and 1994                             *

      Consolidated Statement of Changes in Stockholders' Equity -
      December 31, 1996, 1995 and 1994                             *

      Consolidated Statements of Cash Flows - Years ended
      December 31, 1996, 1995 and 1994                             *

      Notes to Consolidated Financial Statements                   *

     ______________________
                 * Incorporated by reference to the 1996 Annual Report, which, except as specifically incorporated by reference in this Form 10-K, shall not be deemed to be filed with the Commission.

     2.   Financial Statement Schedules:   None

     All schedules are omitted because they are not required, are not applicable or the information is otherwise shown in the financial statements or notes thereto.

3.   Exhibits:

     See Exhibit Index on pages E-1 through E-3 hereof.

     The following management contracts and compensatory plans and arrangements have previously been filed as Exhibits 10.1 through 10.7 to the Company's 1992 Form 10-K filed on March 30, 1993 and are incorporated herein by reference:

     Nuveen 1992 Special Incentive Plan
     Form of Employment Agreement with Executive Officers
     Annual Cash Bonus Plan
     Excess Benefit Retirement Plan
     Deferred Bonus Plan

     The following management contacts and compensatory plans and arrangements have previously been filed as Exhibits 10.4 and 10.5 to the Company's 1994 Form 10-K filed on March 29, 1995 and are herein incorporated by reference:

          Employees' Profit Sharing Plan
          Employees' Retirement Plan

(b) REPORTS ON FORM 8-K.

     A Report on Form 8-K was filed with the Securities and Exchange Commission on July 22, 1996.

     SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 26, 1997.

     THE JOHN NUVEEN COMPANY




     By___________________________
     John P. Amboian
     Executive Vice President,
     Chief Financial Officer and Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 26, 1997.


             Signature                               Title
-----------------------------------  --------------------------------------


      Timothy R. Schwertfeger        Chairman, Chief Executive Officer and
                                     Director (Principal Executive Officer)

          Anthony T. Dean            President, Chief Operating Officer and
                                     Director

          Willard L. Boyd            Director


        Andrew I. Douglass           Director


         W. John Driscoll            Director

             Signature                                  Title
-----------------------------------  --------------------------------------------


         Duane R. Kullberg            Director


      Douglas W. Leatherdale          Director
                 *

         Patrick A. Thiele            Director


          John P. Amboian            Executive Vice President and
                                     Chief Financial Officer
                                    (Principal Accounting and Financial Officer)



*By

          Larry W. Martin
   As Attorney-in-Fact for each
     of the persons indicated

                                 EXHIBIT INDEX
                                       to
                           ANNUAL REPORT ON FORM 10-K
                                    for the
                      FISCAL YEAR ENDED DECEMBER 31, 1996


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

*10.1(a)     Nuveen 1996 Equity      Exhibit 4.2 to
             Incentive Award         Company's Form
             Plan                    S-8 filed on July
                                     10, 1996

*10.2        Form of Employment      Exhibit 10.2 to
             Agreements with top     Pre-effective
             five executive          Amendment No. 1
             officers

*10.3        Annual Cash Bonus Plan  Exhibit 10.3 to
                                     1992 Form 10-K


                                                       PAGE NO. OF
                                                       EXHIBIT IN
                                                       SEQUENTIAL
EXHIBT                               EXHIBIT NO.        NUMBERING
DESIGNATION         EXHIBIT          AND LOCATION         SYSTEM
-----------         -------          ------------      -----------

10.3(a)      Executive Officer           --
             Award Plan

*10.4        Amended and Restated  Exhibit 10.4 to
             Profit Sharing Plan   1994 Form 10-K

 10.4(a)     John Nuveen & Co.           --
             Incorporated
             Employee's Profit
             Sharing Plan

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
             Tax-Free Income
             Portfolio

10.10(a)     Management                  --
             Agreement between
             Nuveen Investment
             Trust and Nuveen
             Institutional
             Advisory Corp.

10.10(b)     Investment                  --
             Sub-Advisory Agreement
             between Nuveen
             Institutional Advisory
             Corp. and Institutional
             Capital Corp.

*10.11       Removed due to
             sale of General
             Partnership Portion


*10.11(a)   Joint Venture         Exhibit 10.11 (a)
            Advisory and          to 1995 Form 10-K
            Administration
            Agreement dated
            September 29, 1995
            between Nuveen
            Institutional
            Advisory Corp. and
            C.H. Dean &
            Associates, Inc.

*10.12      Tax Sharing           Exhibit 10.13 to
            Agreement between     S-1 Registration
            The St. Paul          Statement
            Companies, Inc. and
            John Nuveen & Co.
            Incorporated

*10.13      Registration Rights   Exhibit 10.13 to
            Agreement between     1992 Form 10-K
            The John Nuveen
            Company and The St.
            Paul Companies,
            Inc.

*10.14      Indemnity Agreement   Exhibit 10.14 to
            between The St.       1992 Form 10-K
            Paul Companies,
            Inc. and The John
            Nuveen Company

 13         Annual Report to               --
            Shareholders for
            the fiscal year
            ended December 31,
            1996

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