Form 10-Q
period 1997-03-31
NUVEEN JOHN COMPANY
filed 1997-05-15
CIK 885708

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


              X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             ---        OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended MARCH 31, 1997

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

     At May 13, 1997 there were 32,309,269 shares of the Company's Common Stock outstanding, consisting of 7,292,627 shares of Class A Common Stock, $.01 par value, and 25,016,642 shares of Class B Common Stock, $.01 par value.

                            THE JOHN NUVEEN COMPANY

                               TABLE OF CONTENTS


                                                                     Page No.


PART I.   FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS

    Consolidated Balance Sheets (Unaudited),
        March 31, 1997 and December 31, 1996                            3

    Consolidated Statements of Income (Unaudited),
        Three Months Ended March 31, 1997 and 1996                      4

    Consolidated Statement of Changes in Stockholders'
        Equity (Unaudited), Three Months Ended March 31, 1997           5

    Consolidated Statements of Cash Flows (Unaudited),
        Three Months Ended March 31, 1997 and 1996                      6

    Notes to Consolidated Financial Statements
        (Unaudited)                                                     7

 ITEM 2.

    Management's Discussion and Analysis of
        Financial Condition and Results of Operations                   9


PART II.OTHER INFORMATION

    Item 1 through Item 6                                              19

    Signatures                                                         21







                                      (2)

                         PART 1  FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS

                            THE JOHN NUVEEN COMPANY

                          CONSOLIDATED BALANCE SHEETS
                                   UNAUDITED
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                              MARCH 31,         DECEMBER 31,
ASSETS                                                                                          1997               1996
------                                                                                        ---------         ------------
Cash                                                                                       $     16,564          $    6,348
Securities purchased under agreements to resell                                                  30,000              72,000
Short term investments, at cost which approximates market value                                   1,326                   -
Temporary investments arising from remarketing obligations                                       95,810              99,835
Receivables:
        Management and distribution fees                                                         21,615              20,767
        Brokers and dealers                                                                       4,396                 428
        Customers                                                                                 7,855               5,141
        Income taxes                                                                                  -                 568
        Interest                                                                                    669                 909
        Other                                                                                     6,147               7,749
Securities owned (trading account), at market value:
        Nuveen tax-exempt unit trusts                                                            44,839              39,206
        Tax-exempt bonds and notes                                                                1,038               4,553
Deferred income tax asset, net                                                                    8,488               9,778
Furniture, equipment, and leasehold improvements, at cost less accumulated depreciation and amortization of $21,248
        and $19,363 respectively                                                                 14,520              14,073
Other investments                                                                                52,464              52,094
Goodwill                                                                                         61,800                   -
Prepaid expenses and other assets                                                                22,796              21,802
                                                                                           ------------          ----------
                                                                                           $    390,327          $  355,251
                                                                                           ============          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Liabilities:
        Security purchase obligations                                                      $        973          $    2,227
        Payables:
            Brokers and dealers                                                                   5,361               1,326
            Customers                                                                               478                 165
            Income taxes                                                                          8,708                   -
        Accrued compensation and other expenses                                                  20,295              47,789
        Deferred compensation                                                                    26,664              23,414
        Other liabilities                                                                         6,515               8,436
                                                                                           ------------          ----------
            Total liabilities                                                                    68,994              83,357
                                                                                           ------------          ----------

Stockholders' equity:
        Preferred stock, $.01 par value;  5,000,000 shares
            authorized, 1,800,000 shares issued                                                      18                   -
        Class A common stock, $.01 par value;  150,000,000 shares authorized,
            issued 13,051,652 shares and 12,828,199 shares, respectively                            131                 128
        Class B common stock, $.01 par value;  40,000,000 shares  authorized,
            issued 25,602,704 shares and 25,826,157 shares, respectively                            256                 259
        Additional paid-in capital                                                               95,754              50,649
        Retained earnings                                                                       373,846             363,715
        Unamortized cost of restricted stock awards                                                (566)               (705)
                                                                                           ------------          ----------
                                                                                                469,439             414,046
        Less common stock held in treasury, at cost (5,732,325 and
            5,535,122 shares, respectively)                                                    (148,106)           (142,152)
                                                                                           ------------          ----------
            Total stockholders' equity                                                          321,333             271,894
                                                                                           ------------          ----------
                                                                                           $    390,327          $  355,251
                                                                                           ============          ==========

See accompanying notes to consolidated financial statements.


                                      (3)

                            THE JOHN NUVEEN COMPANY

                       CONSOLIDATED STATEMENTS OF INCOME
                                   UNAUDITED
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                  THREE MONTHS ENDED
                                                                        MARCH 31,
                                                               -------------------------
                                                                1997               1996
                                                                ----               ----
Revenues:
   Investment advisory fees from
     assets under management                                   $   50,357       $   46,835
   Underwriting and distribution
     of investment products                                         2,630            3,224
   Positioning losses                                                (488)          (1,236)
   Investment banking                                               2,544            2,036
   Interest, dividends and all other, net                           6,079            6,201
                                                               ----------       ----------
       Total revenues                                              61,122           57,060
                                                               ----------       ----------
Expenses:
   Compensation and benefits                                       18,679           18,574
   Advertising and promotional costs                                4,407            3,547
   Other operating expenses                                         8,842            7,338
                                                               ----------       ----------
       Total expenses                                              31,928           29,459
                                                               ----------       ----------
Income before taxes                                                29,194           27,601

Income taxes                                                       11,392           10,596
                                                               ----------       ----------
Net income                                                     $   17,802       $   17,005
                                                               ==========       ==========

Average common and common equivalent
   shares outstanding:
      Primary                                                      33,925           37,547
                                                               ==========       ==========

      Fully diluted                                                35,631           37,571
                                                               ==========       ==========
Earnings per common share:
      Primary                                                  $     0.51       $     0.45
                                                               ==========       ==========

      Fully diluted                                            $     0.50       $     0.45
                                                               ==========       ==========



See accompanying notes to consolidated financial statements.




                                      (4)

                            THE JOHN NUVEEN COMPANY

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   UNAUDITED
                                (IN THOUSANDS)

                                                               Class A          Class B         Additional
                                                   Preferred   Common           Common          Paid-In         Retained
                                                    Stock       Stock           Stock           Capital         Earnings
                                                  -----------  -------         --------         -----------     ----------
Balance at December 31, 1996                    $      -        $     128       $   259         $   50,649      $ 363,715
Net income                                             -                -             -                 -          17,802
Cash dividends paid                                    -                -             -                 -          (7,489)
Issuance of restricted stock                           -                -             -                68               -
Amortization of restricted
 stock awards                                          -                -             -                 -               -
Purchase of treasury stock                             -                3            (3)                -               -
Exercise of stock options                              -                -             -               (68)           (182)
Stock issued in connection with acquisition           18                -             -            44,982               -
Other                                                  -                -             -               123               -
                                                --------        ---------       -------         ---------       ---------
Balance at March 31, 1997                       $     18        $     131       $   256         $  95,754       $ 373,846
                                                ========        =========       =======         =========       =========


                                                  Unamortized
                                                    Cost of
                                                   Restricted            Treasury
                                                  Stock Awards            Stock            Total
                                                  ------------           ---------         -----
Balance at December 31, 1996                       $    (705)            $ (142,152)     $  271,894
Net income                                                 -                      -          17,802
Cash dividends paid                                        -                      -          (7,489)
Issuance of restricted stock                               -                  1,464           1,532
Amortization of restricted
 stock awards                                             139                     -             139
Purchase of treasury stock                                  -                (8,253)         (8,253)
Exercise of stock options                                   -                   835             585
Stock issued in connection with acquisition                 -                     -          45,000
Other                                                       -                     -             123
                                                   ----------            ----------      ----------
Balance at March 31, 1997                          $     (566)           $ (148,106)     $  321,333
                                                   ==========            ==========      ==========





See accompanying notes to consolidated financial statements.


                                      (5)

                            THE JOHN NUVEEN COMPANY

                     Consolidated Statements of Cash Flows
                                   Unaudited
                                 (in thousands)

                                                                           Three Months Ended March 31,
                                                                           ----------------------------
                                                                              1997          1996
                                                                           ---------    ---------------
Cash flows from operating activities:
  Net income                                                               $   17,802    $  17,005
  Adjustments to reconcile net income to net cash
    provided from (used for) operating activities:
     Deferred income taxes                                                      1,900         (741)
     Depreciation and amortization                                              1,023        1,234
     Amortization of goodwill                                                     563            -
     Net (increase) decrease :
        Accrued management and distribution fees                                  426        1,877
        Accrued interest receivable                                               240         (378)
        Accounts receivable other                                               3,212          860
     Net increase (decrease) :
        Current taxes payable                                                   8,540        9,747
        Accrued compensation and other expenses                               (30,457)       7,195
     Net change in receivables and payables from/to brokers,
        dealers, customers and other assets/other liabilities                  (5,909)       1,574
     Amortization of restricted stock awards                                      139          688
     Net (increase) decrease in assets:
        Temporary investments arising from remarketing obligations              4,025      181,500
        U.S. government securities (escrow accounts)                                -        1,385
        Securities owned (trading account)                                     (2,119)      (2,819)
     Net increase (decrease) in liabilities:
        Security purchase obligations                                          (1,254)       3,377
        Deferred compensation                                                   3,084          744
                                                                           ----------    ---------
              Net cash provided from operating activities                       1,215      223,248
                                                                           ----------    ---------

Cash flows from financing activities:
  Net payments on securities sold under agreements to repurchase                    -      (25,000)
  Dividends paid                                                               (6,926)      (6,591)
  Proceeds from stock options exercised                                           585          918
  Acquisition of treasury stock                                                (8,253)      (4,177)
                                                                           ----------    ---------
              Net cash used for financing activities                          (14,594)     (34,850)
                                                                           ----------    ---------
Cash flows from investing activities:
  Acquisition, net of cash acquired                                           (16,144)           -
  Purchase of U.S. treasury securities                                         (1,326)           -
  Proceeds from maturity of U.S. treasury securities                                -       20,000
  Purchases of office furniture and equipment                                  (1,149)        (284)
  Other                                                                           214          (69)
                                                                           ----------    ---------
              Net cash provided from (used for) investing activities          (18,405)      19,647
                                                                           ----------    ---------

Increase/(Decrease) in cash and cash equivalents                              (31,784)     208,045
Cash and cash equivalents:
  Beginning of period                                                          78,348       16,036
                                                                           ----------    ---------
  End of period                                                            $   46,564    $ 224,081
                                                                           ==========    =========

See accompanying notes to consolidated financial statements.



                                      (6)

                            THE JOHN NUVEEN COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 MARCH 31, 1997

NOTE 1  BASIS OF PRESENTATION

The consolidated financial statements include the accounts of The John Nuveen Company and its wholly owned subsidiaries, John Nuveen & Co. Incorporated ("Nuveen & Co."), Nuveen Advisory Corp.("Nuveen Advisory"), Nuveen Asset Management Inc. and Nuveen Institutional Advisory Corp. (together "the Company"), and have been prepared in conformity with generally accepted accounting principles.

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

Certain amounts in the prior period financial statements have been reclassified to correspond to the 1997 presentation. These reclassifications have no effect on net income or retained earnings as previously reported for those periods.


NOTE 2  EARNINGS PER COMMON SHARE

Primary earnings per common share amounts were computed by dividing earnings after deduction of preferred stock dividends (in 1997) by the average number of common and common equivalent shares outstanding. Fully diluted per-common-share amounts assume conversion of the preferred stock, the elimination of the related preferred stock dividend requirement, and the issuance of common stock for all other potentially dilutive equivalents outstanding. Common equivalent shares include the dilutive effect of shares issuable under the Company's Equity Incentive Plan.

NOTE 3  NET CAPITAL REQUIREMENT

John Nuveen & Co. Incorporated, the Company's wholly owned broker/dealer subsidiary, is subject to the Securities and Exchange Commission Rule 15c3-1, the "Uniform Net Capital Rule", which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, as these terms are defined, shall not exceed 15 to 1. At March 31, 1997 its net capital ratio was .44 to 1 and its net capital was $127,800,000, which is $124,100,000 in excess of the required net capital of $3,700,000.

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

NOTE 5   ACQUISITION

On January 2, 1997, the Company completed the acquisition of Flagship Resources Inc. and its wholly owned subsidiaries, Flagship Financial Inc., a registered investment adviser under the Investment Advisors Act of 1940 and Flagship Funds Inc., a registered broker/dealer under the Securities and Exchange Act of 1934 (collectively "Flagship"). As of December 31, 1996, Flagship managed over $4.6 billion in assets and serviced approximately 100,000 investors and their financial advisers through its mutual fund and managed account products. Prior to completion of the acquisition, the shareholders of the Flagship sponsored mutual funds approved the assignment of their investment advisory and distribution contracts to Nuveen Advisory and Nuveen & Co. As




                                      (7)
part of the integration process, the Company changed the name of Flagship Financial Inc. to Nuveen Asset Management Inc. and consolidated its retail and institutional managed account operations under such entity. The base purchase price paid at closing of $63 million consisted of $18 million cash and 1,800,000 shares of 5% cumulative preferred stock valued at $45 million. The preferred stock is convertible to 1,650,000 shares of the Company's Class A common stock, at the option of the holders, after two years. The acquisition was accounted for using the purchase method of accounting, and accordingly, a portion of the purchase price paid was allocated to the acquired net assets based on their estimated fair values at the date of purchase. The excess of the purchase price over assets acquired approximating $62 million is being amortized over 30 years. The Agreement and Plan of Merger also provides for contingent payments of up to $20 million to be allocated between cash and common stock in the same proportion as the base purchase price if certain sales growth and profitability targets are satisfied over the next four years. Any contingent payments will be accounted for as additional goodwill and amortized over the remaining useful life of the initial goodwill.

The operating results through March 31, 1997 reflect the full impact of the acquired business. The following unaudited pro forma information for the three months ended March 31, 1996 presents a summary of consolidated results of operations of the Company and the acquired business as if the acquisition had occurred January 1, 1996:


Revenues                          $61,137

Net Income                        $17,735

Earnings Per Common Share         $   .46
                                  =======


These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as revised management fee structure, additional goodwill amortization, increased profit sharing costs, and estimated cost reductions. They do not purport to be indicative of the results of operations which actually would have resulted had the combination been in effect on January 1, 1996 or of future results of operations of the consolidated entity.

NOTE 6  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In February 1997, the FASB issued Statement No. 128 "Earnings Per Share," which replaces the presentation of primary earnings per share with a presentation of basic earnings per share and requires dual disclosure of basic and diluted earnings per share. The statement also calls for a reconciliation of the basic earnings per share calculation to the diluted earnings per share calculation. Statement 128 is required for periods ending after December 15, 1997, and does not allow for early adoption. The Company will adopt Statement 128 in the fourth quarter of 1997. The Company does not expect that reported earnings per share under the new accounting standard will differ materially from that currently reported.







                                      (8)

                         PART I.  FINANCIAL INFORMATION
     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                            THE JOHN NUVEEN COMPANY

                                 MARCH 31, 1997


DESCRIPTION OF THE BUSINESS

The Company's core businesses are asset management and the related credit research and surveillance; the development, marketing, and distribution of investment products and services; and municipal and corporate investment banking services. The profitability of each of these lines of business, and the volume of sales of the Company's products, are directly affected by many variables, including investor preferences for fixed-income, equity or other investments, municipal bond new issue supply, current and expected changes in interest rate levels, the rate of inflation, and changes or expected changes in income tax rates and laws.


MARKET OVERVIEW

Interest rates rose during most of the first quarter as economic indicators pointed to higher growth in the U. S. economy. Driven by renewed concerns that such growth would increase inflationary pressures, the Federal Reserve Board acted in March by increasing short term interest rates 25 basis points. In general, municipal bonds outperformed their Treasury counterparts throughout the period with yields on the 30-year U. S. Treasury bond rising a total of 51 basis points for the quarter while the yield on the Bond Buyer 20, a popular index of long term municipal bonds, increased only 15 basis points. One reason for the municipals' strong performance during the quarter was the lack of new supply. New issue volume was down 10% for the first quarter of 1997 over the same period of the prior year. Despite a sell-off late in the quarter, the U.S. stock market continued to experience solid performance.

In general, equity mutual funds continued to exhibit growth during the first quarter of 1997. Demand for tax-free products remained relatively flat, continuing the trend from last year, as the fixed income markets competed with a strong equity market and investors anticipated further increases in interest rates. Industry data reported net outflows for municipal bond funds for the quarter.

The movement of interest rate levels for the first quarter of 1997 and 1996 is shown in the accompanying graph.




                                       (9)



Yield Comparisons of the
30 Year Treasury Bond and the Bond Buyer 20
for the period January 1, 1996 to March 31, 1996

                                  [LINE GRAPH]

                                                          1/4/96   1/11/96   1/18/96   1/25/96   2/1/96  2/8/96   2/15/96  2/22/96

Bond Buyer 20                                              5.37     5.50       5.40     5.46      5.40    5.37     5.33     5.48
30 Year Treasury                                           6.04     6.14       5.97     6.11      6.07    6.15     6.16     6.33


                                                          2/29/96  3/7/96    3/14/96   3/21/96   3/28/96
Bond Buyer 20                                              5.57     5.59       5.81     5.86      5.90
30 Year Treasury                                           6.48     6.46       6.68     6.61      6.72




Yield Comparisons of the
30 Year Treasury Bond and the Bond Buyer 20
for the period January 1, 1997 to March 31, 1997

                                  [LINE GRAPH]

                                                          1/3/97   1/10/97    1/17/97   1/24/97   1/31/97   2/7/97  2/14/97
Bond Buyer 20                                              5.70      5.71      5.72      5.72      5.73     5.70    5.62
30 Year Treasury                                           6.74      6.75      6.63      6.85      6.88     6.75    6.63

                                                          2/21/97  2/28/97    3/7/97    3/14/97    3/21/97    3/27/97
Bond Buyer 20                                              5.58      5.65      5.70      5.75       5.78       5.81
30 Year Treasury                                           6.65      6.81      6.87      6.96       6.96       6.99





                                     (10)

Municipal bond new issue volume, which is comprised of new-money financings, refunding transactions, and issues that have an element of both new-money and refunding, was $38 billion in the first quarter of 1997 compared with $42 billion underwritten in the same period of 1996. New-money financings by issuers were $26 billion and $25 billion for the first quarter of 1997 and 1996, respectively. Refunding transactions, which are generally entered into for the purpose of redeeming outstanding bond issues under conditions more favorable to the issuer, such as lowering financing costs, totaled $9 billion in the first quarter of 1997 compared with $12 billion in the first quarter of 1996. The accompanying graph shows new issue volume for the first quarter of 1997 and 1996:



                           Long-Term Municipal Bonds
                                New Issue Volume
                          First Quarter 1997 and 1996

                                  [BAR GRAPH]

1997
Total New Issue Volume           38,000,000,000
New-Money Financing              26,000,000,000
Refundings                        9,000,000,000

1996
Total New Issue Volume           42,000,000,000
New-Money Financing              25,000,000,000
Refundings                       12,000,000,000








                                     (11)

The following table compares key operating information of the Company for the first quarter of 1997 and 1996.


NUVEEN OPERATING STATISTICS
(in millions except per share amounts)

                                              FOR THE FIRST QUARTER OF
                                          1997         1996      % CHANGE
                                           ----        ----      --------
Gross revenues                         $   61.1     $   57.1        7.0%
Operating expenses                         32.0         29.5        8.5
Pretax operating income                    29.2         27.6        5.8
Net income                                 17.8         17.0        4.7
Primary earnings per share                 0.51         0.45       13.3
Fully diluted earnings per share           0.50         0.45       11.1
Dividend per share                         0.21         0.18       16.7
Book value per share                       9.80         9.03        8.5
Consolidated stockholders' equity         321.3        330.0       (2.6)
Gross Sales                               492.5        288.8       70.5
Assets under management                  36,827       32,368       13.8

BUSINESS HIGHLIGHTS


- On January 2, 1997, the Company completed the acquisition of Flagship Resources Inc. (Flagship), a municipal mutual fund sponsor and asset manager, for cash and preferred stock with a total value of approximately $63 million. Additional payments, which are contingent on the significant future growth in the Company's tax-free mutual funds, could amount to as much as $20 million over the next four years. With the merging of Flagship and the Company's tax-free mutual fund businesses, the Company has expanded the range of conservative municipal investments offered to investors. As a result of the merger, the Company now offers mutual funds, exchange-traded funds or unit trusts in 28 states, in addition to national funds and trusts.

- Effective February 1, 1997, the Company introduced a unified pricing structure for all tax-free mutual funds offering class A, B, C and R shares. B shares, which are sold without an up-front sales charge but incur an annual asset-based sales charge, were first offered on February 1, 1997.

- The integration of the Flagship mutual funds and managed retail accounts together with the refocusing of the institutional managed account business, contributed to the majority of the increase in gross revenues for the period when compared to the same period of the prior year. This increase was partially offset by a decline in interest income earned on short-term investments.

- Expenses for the period increased when compared to the same period of the prior year primarily due to an increase in advertising and promotional costs, goodwill amortization, and incremental operating expenses resulting from the acquisition of Flagship .


                                       (12)

- Investment advisory fees increased in the first quarter of 1997 when compared with the same period of 1996 for all of the Company's managed products with the exception of the money market and exchange-traded funds. The increase was primarily the result of an increase in assets under management for the mutual funds with the addition of $4.2 billion in assets acquired from Flagship, the sale of new fund shares, and the introduction of the new Growth and Income Funds in late 1996 and early 1997. This increase in assets was partially offset by fund share redemptions and the decline in value of the funds' portfolio investments as interest rates rose during the quarter.

- The increase in sales of the mutual funds resulted in an increase in distribution revenue for the first quarter when compared to the same quarter of the prior year. However, this increase was offset by the amortization of costs associated with load-waived introductory programs for the Nuveen Growth and Income Fund, the Nuveen Balanced Stock and Bond Fund, and the Nuveen Balanced Municipal and Stock Fund.

- In February 1997, the Company's Board of Directors authorized the purchase of 3.5 million of its outstanding common shares to be prorated between Class A and Class B shares.

The following discussion and analysis contains important information that should be helpful in evaluating the Company's results of operations and financial condition, and should be read in conjunction with the consolidated financial statements and related notes.



RESULTS OF OPERATIONS

Total advisory fee income earned during any fiscal year is directly related to the weighted average market value of the assets managed by the Company's three investment advisory subsidiaries, Nuveen Advisory Corp., Nuveen Institutional Advisory Corp. and Nuveen Asset Management. Advisory fee income will increase with a rise in the level of assets under management, which occurs with the sale of fund shares, deposits into private investment accounts managed by the Company, the acquisition of assets under management from other advisory companies, or through increases in the value of portfolio investments. Sales may include shares of new funds or existing funds. Fund shares may be sold either to new or existing shareholders. Assets under management may also increase as a result of reinvestment of distributions from unit trusts sponsored by the Company. Fee income will decline when managed assets decline, as would occur when the value of fund portfolio investments decrease or when mutual fund redemptions or managed account withdrawals exceed sales.









                                       (13)

Investment advisory fee income, net of expense reimbursements, is shown in the following table for the first quarter of each of the last two years:


NUVEEN MANAGED FUNDS AND ACCOUNTS
INVESTMENT ADVISORY FEES
(in  thousands)

                                                   MARCH 31,
                                                -------------------
                                                 1997       1996
                                                ---------  --------
Managed Funds:
  Mutual Funds                                  $10,518    $ 6,392
  Exchange-Traded Funds                          38,292     39,043
  Money Market Funds                                999      1,222
Managed Accounts                                    548        178
                                                -------    -------
    Total                                       $50,357    $46,835
                                                =======    =======

Total advisory fees for the first quarter of 1997 increased from the first quarter of 1996 as a result of the higher levels of average assets under management. Assets under management at March 31, 1997 increased 10% from December 31, 1996 and 14% from March 31, 1996. Managed funds and accounts with investment portfolios investing primarily in tax-free securities represent 92.5% of assets under management at March 31, 1997.

Assets under management for the mutual funds increased as a result of the acquisition of $4.2 billion in assets under management from Flagship on January 2, 1997, the introduction of the Nuveen Growth and Income Fund and two Nuveen balanced equity funds in late 1996 and early 1997, sales of fund shares and reinvestment of distributions from unit trusts. This increase was partially offset by share redemptions and depreciation in the value of the funds' portfolio investments as interest rates rose during the quarter. The decrease in fees earned on exchange-traded funds reflects the impact of the movement of interest rates on the value of the investment portfolios. Average money market net assets under management continued to decrease due to relatively low short-term interest rates, a strong equity market and strong competition from sponsors of competing money market products. Advisory fees on the managed accounts increased from the first quarter of the prior year due to the shift in composition of the average assets under management from lower fee institutional accounts to higher fee retail accounts in connection with the acquisition of $400 million in managed retail account assets from Flagship and the sale of all but three institutional accounts to Duff & Phelps.







                                     (14)

The following table summarizes net assets under management:

NUVEEN MANAGED FUNDS AND ACCOUNTS
NET ASSETS UNDER MANAGEMENT
(in millions)



                              MARCH 31,        DECEMBER 31,        MARCH 31,
                                1997              1996               1996
                                ----              ----               ----
Managed Funds:
   Mutual Funds             $  9,994         $    5,930           $   5,306
   Exchange-Traded Funds      25,067             25,434              25,154
   Money Market Funds          1,060              1,004               1,189
Managed Accounts                 706                823                 719
                            --------         ----------           ---------
   Total                    $ 36,827         $   33,191           $  32,368
                            ========         ==========           =========

Sales of investment products for the first quarter of 1997 and 1996 are shown below:


GROSS INVESTMENT PRODUCT SALES
(in millions)

                                          MARCH 31,
                                     ----------------
                                     1997        1996
                                    -----        ----
Unit trusts                          $  208     $  215
Mutual funds                            208         43
Managed accounts                         77         31
                                     ------     ------
Total                                $  493     $  289
                                     ======     ======

The Company markets its investment products through a network of registered representatives associated with unaffiliated firms including broker-dealers, commercial banks, affiliates of insurance providers, financial planners, accountants, consultants and financial advisers. Demand for tax-free investment products is influenced by the level of and relationship between taxable and tax-free interest rates, the relationship between long-term and short-term rates, and the expectations of market participants concerning the direction of future interest-rate levels. The integration of the Flagship mutual funds and the Flagship distribution systems led to an increase in the sale of mutual funds for the first quarter of 1997 over the first quarter of 1996 and a resultant
increase in distribution revenue for the period.   This increase in distribution
revenue was offset by the amortization of costs incurred in connection with the introductory load-waived programs for the Nuveen Growth and Income Fund and two Nuveen balanced equity funds, as described below. Demand for tax-free mutual funds remained flat for the quarter, continuing last year's trend, resulting in
net redemptions in the first quarter of the year.   This trend is primarily due
to competition from strong equity markets and investor concerns that interest rates will continue to climb. Likewise, sales of unit trusts were lower in the first quarter of 1997 when compared to the first quarter of 1996. Sales of managed accounts increased in the first quarter of 1997 as


                                       (15)
compared to the same period last year as Flagship's managed account business was rolled into the Company's managed account business, and overall market share was increased.

The Company realizes positioning profits or losses from changes in the market value of unit trust inventories and municipal bond inventories held for future unit trust products. These market values are directly affected by the movement of interest rates during the period beginning with the acquisition of a municipal bond for a future unit trust and ending with the sale of that unit trust. In a declining interest rate environment, the Company could realize gains from carrying fixed-income securities in its inventory and, conversely, in a rising interest-rate environment, the Company could incur losses. During the first quarter of 1997, the Company realized net positioning losses of $488,000 compared to losses of $1,236,000 during the first quarter of 1996. The Company manages this interest-rate risk by controlling inventory levels for both municipal bonds and unit trusts, by timing deposits of new unit trusts to coincide closely with expected demand, and, on occasion, by hedging these inventories against fluctuations in interest rates using financial futures.

Investment banking revenues include both new issue underwriting profits and fee income earned from various financial advisory activities. The Company experienced an overall increase in investment banking revenues primarily due to an increase in financial advisory and merger and acquisition activity during the first quarter of 1997 when compared to the first quarter of 1996.

Advertising and promotional expenditures increased for the first quarter of 1997 when compared to the same period of the prior year with the introduction of a new advertising campaign in early March in part to support the launch of equity and balanced mutual funds.

Compensation and related benefits remained relatively flat when comparing the first quarters of 1997 and 1996. Although the Company recognized an increase in salary expense with the addition of approximately 60 former Flagship employees, the increase was mostly offset by the decrease in profit sharing expense and a decline in expense associated with equity awards granted pursuant to the Company's 1992 Special Incentive Plan. Expense associated with the awards granted under the Special Incentive Plan was tied to a vesting schedule, with substantially all awards being vested by July 1996.


CAPITAL RESOURCES, LIQUIDITY
AND FINANCIAL CONDITION

Management believes that its capital resources are more than adequate to finance its daily operations. The Company's primary businesses are not capital intensive and the Company has no current need to obtain long-term financing. During the first quarter of 1997 and 1996, a large percentage of the Company's assets were comprised of cash and cash equivalents, highly liquid temporary investments in variable rate demand obligations (VRDOs) arising from remarketing activities, and short-term receivables, including amounts related to the Company's managed fund advisory services. The financing requirements of the Company are almost entirely satisfied from equity capital as reported in its consolidated balance sheet. The Company, however, occasionally utilizes available lines of credit, which exceed $400 million, to satisfy additional periodic short-term financing requirements.


                                       (16)

The Company is remarketing agent for various issuers of VRDOs with an aggregate principal value in excess of $1.6 billion at March 31, 1997. Although remarketing agents, including the Company, are only obligated to use their best efforts in locating purchasers for the VRDOs, they frequently repurchase VRDOs for resale to other buyers within a few days. During temporary periods of imbalance between supply and demand for VRDOs, the Company may hold larger balances of such obligations for resale. Substantially all VRDOs for which the Company is remarketing agent are secured by letters of credit obtained by the issuer from highly-rated third-party providers, including major commercial banks and insurance companies. At March 31, 1997, and December 31, 1996, the Company held $96 million and $100 million, respectively, of VRDOs, which are classified in its consolidated balance sheets as "Temporary investments arising from remarketing obligations". The Company's average daily inventory of VRDOs was $24 million during the first quarter of 1997 and $18 million during 1996.

At March 31, 1997, the Company held in its treasury 5,732,325 shares of common stock acquired in open market transactions and from its parent company, The St. Paul Companies, Inc. as part of ongoing stock repurchase programs. During February 1997, the Board of Directors authorized the purchase of 3.5 million shares to be prorated between Class A and Class B shares. During the first quarter of the year, the Company repurchased a total of 286,703 of its outstanding common shares, comprised of 63,250 Class A shares and 223,453 Class B shares, which converted to Class A shares after repurchase.

During the first quarter of 1997 and extending to May 31, 1997, the Company has offered shares of the Nuveen Balanced Stock and Bond Fund and the Nuveen Balanced Municipal and Stock Fund, and during January of 1997 the Company offered shares of the Nuveen Growth and Income Stock Fund, on a load-waived basis. The Company is compensating selling firms directly with a 2% commission on fund share sales.

In February 1997, the Company introduced a B-share pricing feature for the mutual fund products. B shares require the advance of a dealer commission at time of sale which is recouped over a six to eight year period through an asset-based sales charge and a contingent deferred sales charge. The Company also modified the pricing structure of C shares, effective February 1, 1997.
The Company advances a dealer commission on C share sales which will be recouped over a one year period through an asset-based sales charge or a contingent deferred sales charge. The Company has used and expects to continue to use existing resources to fund the advances, and expects the new share classes to contribute to an overall increase in assets under management.

Although not prohibited from doing so, the Company does not use derivative financial instruments to speculate on the direction of interest rates. However, to minimize interest rate risk on the municipal bond and unit trust inventory held by the Company, the Company purchased futures contracts during the period and expects to continue to do so. Additionally, the Company's investment banking group will, on occasion, act as financial adviser, broker, or underwriter to municipal or other not-for-profit issuers with respect to transactions such as interest rate swaps and forward delivery transactions. The Company's investment advisory subsidiaries did not invest in derivative securities, other than high quality synthetic money market securities, for the funds and accounts they manage.

John Nuveen & Co. Incorporated, the Company's wholly owned broker/dealer subsidiary, is subject to the Securities and Exchange Commission Rule 15c3-1, the "Uniform Net Capital


                                      (17)

Rule", which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, as these terms are defined, shall not exceed 15 to 1. At March 31, 1997, its net capital ratio was .44 to 1 and its net capital was $127.8 million which is $124.1 million in excess of the required net capital of $3.7 million.


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


                                       (18)

                           PART II  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS


     As previously reported most recently in the Form 10-K report for the year ended December 31, 1996, in February, 1997, the Court preliminarily approved the settlement of litigation currently pending in federal district court in Chicago and a similar lawsuit (dismissed in December, 1996) which was pending in state court in Hennepin County, Minnesota, against Nuveen & Co., Nuveen Advisory, current and former directors of two of the Nuveen exchange-traded investment companies, Nuveen Municipal Value Fund, Inc. and Nuveen Premium Income Municipal Fund, Inc. (the "Funds"), inside counsel to Nuveen & Co. (collectively the "Nuveen Defendants") and the Funds' former outside legal counsel, making various allegations with respect to the Funds' January, 1994 rights offerings. The settlement, which in no way constitutes an admission of liability by any defendant, will be paid one half each by the insurer for the Funds' former outside counsel and by the insurer for the Nuveen Defendants. The Court scheduled a hearing on June 3, 1997 to determine whether to grant final approval of the settlement. Notice of the settlement has been provided to shareholders of the Funds.

     As previously reported in the Form 10-K for 1996, a lawsuit brought in June, 1996 in federal district court in Boston by certain shareholders is currently pending against Nuveen & Co., Nuveen Advisory, six Nuveen investment companies and two of the Funds' former directors seeking unspecified damages, an injunction and other relief. The suit also seeks certification of a defendant class consisting of all Nuveen-managed leveraged funds. The complaint is filed on behalf of a purported class of present and former shareholders of all Nuveen leveraged investment companies, including the Funds, which allegedly engaged in certain practices which plaintiffs allege violated various provisions of the Investment Company Act of 1940 and common law. Plaintiffs allege among other things, breaches of fiduciary duty and various misrepresentations and omissions in disclosures in connection with the use and maintenance of leverage through the issuance and periodic auctioning of preferred stock and the payment of management and brokerage fees to Nuveen Advisory and Nuveen & Co. The defendants are vigorously contesting this action and have filed motions to dismiss the entire action as well as motions to transfer which are pending.


ITEM 2.  CHANGES IN SECURITIES

     On January 2, 1997, pursuant to the Company's acquisition of Flagship and in accordance with the terms of the Agreement and Plan of Merger, dated as of July 16, 1996, as amended, by and among the Company, Flagship, and the shareholders of Flagship, the Company issued 1,800,000 shares of preferred stock, par value $0.01 per share, designated as 5% cumulative convertible preferred stock ("preferred stock"). The preferred stock is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

     The preferred stock is convertible, at the option of the holders at any time after January 2, 1999, into shares of Class A common stock at a conversion price of $27.28 per share of Class A common stock, subject to adjustment. The preferred stock has a stated value of $25.00 per share. The number of class A shares to be received upon conversion is obtained by dividing the aggregate stated value of the preferred stock by the conversion price. Holders of the preferred stock are entitled to receive cumulative dividends at a rate of 5% of stated value per annum payable quarterly in arrears. With respect to dividend rights and rights of liquidation, dissolution and winding up, preferred stock ranks senior to Class A common stock and Class B common stock. The liquidation preference of the preferred stock is $25.00 per share, plus an amount equal to all dividends accrued and unpaid on the preferred stock up to the date fixed for the redemption.

      Except as otherwise required by applicable law, the preferred stock does not have any relative, participating, optional or other special voting rights and powers and the consent of the holders is not required for the taking of any corporate action.

      The preferred stock is redeemable at the option of the Company, in whole, or, from time to time, in part, out of funds legally available for such purpose, at any time on or after January 2, 2001. The Company must in any event redeem all of the preferred stock as of January 2, 2007. In each case, the redemption price is $25.00 per share, plus an amount equal to all dividends accrued and unpaid on the preferred stock up to the date fixed for the redemption.

      Holders may not directly or indirectly sell, transfer or assign the preferred stock, except that in certain circumstances, holders of preferred stock may transfer preferred stock to certain trusts.




                                      (19)

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable


ITEM 5.  OTHER INFORMATION

         Not Applicable


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a) The following exhibits are included herein:

           (27) Financial Data Schedule

        b) Reports on Form 8-K. A report on Form 8-K was filed with the Securities and Exchange Commission on January 6, 1997.




















                                      (20)

                                   SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                THE JOHN NUVEEN COMPANY
                                                (Registrant)










DATE:  May 13, 1997                             By /s/ John P. Amboian
                                                ------------------------------
                                                John P. Amboian
                                                Executive Vice President,
                                                Chief Financial Officer






DATE:  May 13, 1997                             By /s/ O. Walter Renfftlen
                                                -------------------------------
                                                O. Walter Renfftlen
                                                Vice President and Controller
                                                (Principal Accounting Officer)











                                      (21)