Form 10-Q
period 1997-06-30
NUVEEN JOHN COMPANY
filed 1997-08-14
CIK 885708

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q






             X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             ---
                        OF THE SECURITIES EXCHANGE ACT OF 1934





For the quarterly period ended JUNE 30, 1997

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

     At August 11, 1997 there were 32,043,277 shares of the Company's Common Stock outstanding, consisting of 7,296,027 shares of Class A Common Stock, $.01 par value, and 24,747,250 shares of Class B Common Stock, $.01 par value.

                            THE JOHN NUVEEN COMPANY

                               TABLE OF CONTENTS


                                                                Page No.
                                                                --------

PART I.   FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS

          Consolidated Balance Sheets (Unaudited),
          June 30, 1997 and December 31, 1996                     3

          Consolidated Statements of Income (Unaudited),
          Three Months Ended June 30, 1997 and 1996               4
          Six Months Ended June 30, 1997 and 1996

          Consolidated Statement of Changes in Common
          Stockholders' Equity (Unaudited), Six Months Ended
          June 30, 1997                                           5

          Consolidated Statements of Cash Flows (Unaudited),
          Six Months Ended  June 30, 1997 and 1996                6

          Notes to Consolidated Financial Statements
          (Unaudited)                                             7

  ITEM 2.

          Management's Discussion and Analysis of
          Financial Condition and Results of Operations           9


PART II.  OTHER INFORMATION

  Item 1 through Item 6                                           19

  Signatures                                                      21



                                     (2)

                         PART 1 FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS


                           THE JOHN NUVEEN COMPANY


                         CONSOLIDATED BALANCE SHEETS
                                  UNAUDITED
                      (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                                  JUNE 30,    DECEMBER 31,
ASSETS                                                                              1997          1996
------                                                                           ---------      ---------
Cash                                                                             $  14,671      $   6,348
Securities purchased under agreements to resell                                     96,000         72,000
Short term investments, at cost which approximates market value                      1,324              -
Temporary investments arising from remarketing obligations                           4,145         99,835
U.S. government securities purchased for municipal bond escrow accounts                941              -
Receivables:
        Management and distribution fees                                            22,579         20,767
        Brokers and dealers                                                            559            428
        Customers                                                                    4,092          5,141
        Income taxes                                                                    -             568
        Interest                                                                       379            909
        Other                                                                        6,499          7,749
Securities owned (trading account), at market value:
        Nuveen unit trusts                                                          51,068         39,206
        Tax-exempt bonds and notes                                                   1,448          4,553
Deferred income tax asset, net                                                       9,095          9,778
Furniture, equipment, and leasehold improvements, at cost less accumulated depreciation and amortization of $22,271
        and $19,363 respectively                                                    14,441         14,073
Other investments                                                                   52,470         52,094
Goodwill                                                                            61,302            -
Prepaid expenses and other assets                                                   25,508         21,802
                                                                                 ---------      ---------
                                                                                 $ 366,521      $ 355,251
                                                                                 =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
        Security purchase obligations                                            $   2,840      $   2,227
        Payables:
          Brokers and dealers                                                        1,233          1,326
          Customers                                                                  1,124            165
          Income taxes                                                               1,625             -
        Accrued compensation and other expenses                                     23,994         47,789
        Deferred compensation                                                       26,497         23,414
        Other liabilities                                                            5,189          8,436
                                                                                 ---------      ---------
          Total liabilities                                                         62,529         83,357
                                                                                 ---------      ---------
Redeemable preferred stock, at redemption value; 5,000,000 shares
  authorized, 1,800,000 shares issued                                              45,0000            -
                                                                                 ---------      ---------
Common Stockholders' Equity:
        Class A common stock, $.01 par value; 150,000,000 shares authorized,
          issued 13,907,106 shares and 12,828,199 shares, respectively                 139            128
        Class B common stock, $.01 par value; 40,000,000 shares authorized,
          issued 24,747,250 shares and 25,826,157 shares, respectively                 248            259
        Additional paid-in capital                                                  51,917         50,649
        Retained earnings                                                          382,252        363,715
        Unamortized cost of restricted stock awards                                   (427)          (705)
                                                                                 ---------      ---------
                                                                                   434,129        414,046
        Less common stock held in treasury, at cost (6,619,079 and
          5,535,122 shares, respectively)                                         (175,137)      (142,152)
                                                                                 ---------      ---------
                                                                                   258,992        271,894
                                                                                 ---------      ---------
          Total redeemable preferred stock and common stockholders' equity         303,992        271,894
                                                                                 ---------      ---------
                                                                                 $ 366,521      $ 355,251
                                                                                 =========      =========

See accompanying notes to consolidated financial statements.


                                     (3)

                           THE JOHN NUVEEN COMPANY


                      CONSOLIDATED STATEMENTS OF INCOME

                                  UNAUDITED

                    (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        THREE MONTHS ENDED               SIX MONTHS ENDED
                                                             JUNE 30,                         JUNE 30,
                                                        -------------------             ------------------
                                                        1997           1996             1997          1996
                                                        ----           ----             ----          ----
Revenues:
        Investment advisory fees from                  $51,243         $45,599         $101,600      $  92,434
          assets under management
        Underwriting and distribution
          of investment products                         1,708           4,077            4,338          7,301
        Positioning profits (losses)                        63            (323)            (425)        (1,558)
        Investment banking                               3,269           1,097            5,813          3,132
        Interest, dividends and all other, net           3,996           5,264           10,075         11,464
                                                       -------         -------         --------      ---------
          Total revenues                                60,279          55,714          121,401        112,773
                                                       -------         -------         --------      ---------
Expenses:
        Compensation and benefits                       17,982          17,106           36,661         35,680
        Advertising and promotional costs                3,898           3,394            8,304          6,941
        Other operating expenses                         9,533           7,462           18,376         14,801
                                                       -------         -------         --------      ---------
          Total expenses                                31,413          27,962           63,341         57,422
                                                       -------         -------         --------      ---------

Income before taxes                                     28,866          27,752           58,060         55,351

Income taxes                                            11,124          10,602           22,517         21,197
                                                       -------         -------         --------      ---------
Net income                                             $17,742         $17,150         $ 35,543      $  34,154
                                                       =======         =======         ========      =========

Average common and common equivalent
        shares outstanding:

          Primary                                       33,227          37,561           33,574         37,554
                                                       =======         =======         ========      =========
          Fully diluted                                 34,970          37,567           35,351         37,569
                                                       =======         =======         ========      =========
Earnings per common share:
          Primary                                      $  0.52         $  0.46         $   1.03      $    0.91
                                                       =======         =======         ========      =========
          Fully diluted                                $  0.51         $  0.46         $   1.01      $    0.91
                                                       =======         =======         ========      =========


See accompanying notes to consolidated financial statements.


                                      (4)

                           THE JOHN NUVEEN COMPANY

           CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY
                                  UNAUDITED
                                (IN THOUSANDS)



                                                                                           Unamortized
                                                     Class A Class B Additional              Cost of
                                                      Common Common   Paid-In    Retained   Restricted   Treasury
                                                      Stock   Stock   Capital    Earnings  Stock Awards   Stock       Total
                                                      ------  -----   --------  ---------  -----------  ----------  --------
Balance at December 31, 1996                          $  128  $ 259   $ 50,649  $ 363,715  $  (705)     $ (142,152) $ 271,894
Net income                                               -      -          -       35,543      -             -         35,543
Cash dividends paid                                      -      -          -      (14,781)     -             -        (14,781)
Issuance of restricted stock                             -      -           68        -        -             1,464      1,532
Amortization of restricted
  stock awards                                           -      -          -          -        278             -          278
Purchase of treasury stock                                11    (11)       -          -        -           (41,864)   (41,864)
Exercise of stock options                                 -     -          (68)    (2,226)     -             7,415      5,121
Other                                                     -     -        1,268         -       -               -        1,268
Balance at June 30, 1997                              ------  ------  --------  ---------  -------      ----------  ---------
                                                      $  139  $  248  $ 51,917  $ 382,252  $  (427)     $ (175,137) $ 258,992
                                                      ======  ======  ========= =========  =======      ==========  =========

See accompanying notes to consolidated financial statements.


                                     (5)

                           THE JOHN NUVEEN COMPANY

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  UNAUDITED
                                (IN THOUSANDS)

                                                                           Six Months Ended June 30,
                                                                        --------------------------------
                                                                          1997                    1996
                                                                        ---------               --------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income                                                      $  35,543               $ 34,154
        Adjustments to reconcile net income to net cash
          provided from (used for) operating activities:
           Deferred income taxes                                            1,293                 (2,047)
           Depreciation and amortization                                    2,046                  2,488
           Amortization of goodwill                                         1,125
           Net (increase) decrease:
                Accrued management and distribution fees                     (538)                 3,634
                Accrued interest receivable                                   530                    915
                Accounts receivable, other                                  2,972                    963
           Net increase (decrease):
                Current taxes payable                                       2,631                   (566)
                Accrued compensation and other expenses                   (26,757)                16,064
           Net change in receivables and payables from/to brokers,
                dealers, customers and other assets/other liabilities      (5,837)                (1,108)
           Amortization of restricted stock awards                            278                  1,375
           Net (increase) decrease in assets:
                Temporary investments arising from remarketing obligations 95,690                179,615
                U.S. government securities (escrow accounts)                 (942)                 1,385
                Securities owned (trading account)                         (8,757)                 5,110
           Net increase (decrease) in liabilities:
                Security purchase obligations                                 613                  3,656
                Deferred compensation                                       2,917                  1,355
                                                                          --------               --------
                    Net cash provided from operating activities           102,807                246,993
                                                                          --------               --------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Net payments on securities sold under-
            agreements to repurchase                                         -                   (25,000)
        Dividends paid                                                    (14,218)               (13,168)
        Proceeds from stock options exercised                               5,009                  1,487
        Acquisition of treasury stock                                     (41,864)                (5,797)
                                                                          --------               --------
                Net cash used for financing activities                    (51,073)               (42,478)
                                                                          --------               --------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Acquisition, net of cash received                                  16,209                       -
        Purchase of U.S. Treasury securities                               (1,324)                (38,792)
        Proceeds from maturity of U.S. Treasury securities                    -                    68,965
        Purchases of office furniture and equipment                        (2,092)                 (1,190)
        Other                                                                 214                 (30,138)
                                                                          --------               --------


                Net cash used for investing activities                    (19,411)                  1,155
                                                                          --------               --------

Increase/(decrease) in cash and cash equivalents                           32,323                 203,360
Cash and cash equivalents:
        Beginning of year                                                  78,348                  16,036
                                                                          --------               --------
        End of period                                                  $  110,671               $ 219,396
                                                                          ========               ========
See accompanying notes to consolidated financial statements.


                                     (6)

                            THE JOHN NUVEEN COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 JUNE 30, 1997

     NOTE 1  BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of The John Nuveen Company and its wholly owned subsidiaries, John Nuveen & Co. Incorporated ("Nuveen & Co."), Nuveen Advisory Corp.("Nuveen Advisory"), Nuveen Asset Management Inc., and Nuveen Institutional Advisory Corp. (together "the Company"), and have been prepared in conformity with generally accepted accounting principles.

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

     NOTE 3  NET CAPITAL REQUIREMENT

     John Nuveen & Co. Incorporated, the Company's wholly owned broker/dealer subsidiary, is subject to the Securities and Exchange Commission Rule 15c3-1, the "Uniform Net Capital Rule", which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, as these terms are defined, shall not exceed 15 to 1. At June 30, 1997, its net capital ratio was .47 to 1 and its net capital was $106,900,000 which is $103,600,000 in excess of the required net capital of $3,300,000.

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

     NOTE 5   ACQUISITION

     On January 2, 1997, the Company completed the acquisition of Flagship Resources Inc. and its wholly owned subsidiaries, Flagship Financial Inc., a registered investment adviser under the Investment Advisors Act of 1940 and Flagship Funds Inc., a registered broker/dealer under the Securities and Exchange Act of 1934 (together, "Flagship"). At December 31, 1996, Flagship had over $4.6 billion in assets under management including $4.2 billion of mutual funds and $400 million of managed account products and serviced approximately 100,000 investors and their financial advisers. In connection with its integration program, the Company changed the name of Flagship Financial Inc. to Nuveen Asset Management Inc. and consolidated its retail and institutional managed

                                      (7)
     account operations into this company.

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

     The operating results through June 30, 1997 reflect the full impact of the acquired business. The following unaudited pro forma information for the three month and six month periods ended June 30, 1996 presents a summary of consolidated results of operations of the Company and the acquired business as if the acquisition had occurred January 1, 1996:

                                     June 30, 1996
                                     -------------
                              Quarter Ended   Six Months Ended
                              -------------   ----------------
Revenues                         $60,318          $121,455
Net Income                        17,910            35,645
Earnings per Common Share           $.44              $.87
                                    ----              ----

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

     NOTE 6  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In February 1997, the FASB issued Statement No. 128 "Earnings Per Share," which replaces the presentation of primary earnings per share with a presentation of basic earnings per share and requires dual disclosure of the basic and diluted earnings per share. The statement also calls for a reconciliation of the basic earnings per share calculation to the diluted earnings per share calculation. Statement 128 is required for periods ending after December 15, 1997, and does not allow for early adoption. The Company will adopt Statement 128 in the fourth quarter of 1997. The Company does not expect that reported earnings per share under the new accounting standard will differ materially from that currently reported.

     NOTE 7 SUBSEQUENT EVENT

     On July 15, the Company entered into an agreement to acquire Rittenhouse Financial Services, Inc. (Rittenhouse), a nationally known equity and balanced account manager, for $145 million. Rittenhouse specializes in managing individual portfolios for high net worth individuals. Rittenhouse's main products are equity and balanced portfolios that seek attractive long-term capital appreciation with moderate risk through investments in quality, large-capitalization companies and currently has $9 billion in assets under management. The Company will account for the acquisition under the purchase method of accounting.


                                      (8)

                         PART I.  FINANCIAL INFORMATION

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                            THE JOHN NUVEEN COMPANY

                                 JUNE 30, 1997

DESCRIPTION OF THE BUSINESS


The Company's core businesses are asset management and related research and surveillance; the development, marketing, and distribution of investment products and services; and municipal and corporate investment banking services. The profitability of each of these lines of business, and the volume of sales of the Company's products, are directly affected by many variables, including investor preferences for fixed-income, equity or other investments, municipal bond new issue supply, current and expected changes in interest rate levels, the rate of inflation, and changes or expected changes in income tax rates and laws.



MARKET OVERVIEW


Early in the second quarter of 1997, interest rates stood at their highest levels for the year as the markets reacted to the Federal Reserve Board's 25 basis point increase in the Federal Funds rate and expected further tightening in response to concerns that the pace of economic growth during the first quarter would increase inflationary pressures. However, through the second quarter, there were indications that inflation remained under control. Accordingly, interest rates began to march steadily lower.



Municipal bonds modestly outperformed their Treasury counterparts throughout the period due to lagging municipal bond issuances through April and May. The yield on the 30-year U.S. Treasury bond declined a total of 31 basis points for the quarter while the yield on the Bond Buyer 20, a popular index of long term municipal bonds, declined 35 basis points.



Cash continued to flow into equity mutual funds during the second quarter as these funds, on average, delivered their best quarterly returns since the first quarter of 1991. Cash flows into fixed-income funds remained relatively flat, continuing the trend over the last few years, as the fixed income markets competed with the robust equity market. Industry data reported net outflows for municipal bond funds for the quarter.


The movement of interest rate levels for the first half of 1997 and 1996 is shown in the accompanying graph.




                                     (9)

YIELD COMPARISONS OF THE
30 YEAR TREASURY BOND VS. THE BOND BUYER 20
FOR THE PERIOD JANUARY 1, 1996 THROUGH JUNE 30, 1996

                    1/4/96   1/11/96  1/18/96  1/25/96   2/1/96  2/8/25  2/15/96  2/22/96  2/29/96 3/7/96  3/14/96  3/21/96  3/28/96
Bond Buyer 20         5.37     5.50     5.40     5.46    5.40    5.37     5.33     5.48     5.57    5.59    5.81     5.86     5.90
30 Year U.S. Treasury 6.04     6.14     5.97     6.11    6.07    6.15     6.16     6.33     6.48    6.46    6.68     6.61     6.72


YIELD COMPARISONS OF THE
30 YEAR TREASURY BOND VS. THE BOND BUYER 20
FOR THE PERIOD JANUARY 1, 1997 THROUGH JUNE 30,1997

                    1/3/97  1/10/97  1/17/97  1/24/97   1/31/97  2/7/97  2/14/97  2/21/97  2/28/97 3/7/97  3/14/97  3/21/97  3/27/97
Bond Buyer 20       5.70      5.71     5.72    5.72      5.73      5.70    5.62    5.58      5.65   5.70   5.75      5.78     5.81
30 Year U.S.
 Treasury           6.74      6.75     6.63    6.85      6.88      6.75    6.63    6.65      6.81   6.87   6.96      6.96     6.99

YIELD COMPARISONS OF THE
30 YEAR TREASURY BOND VS. THE BOND BUYER 20
FOR THE PERIOD JANUARY 1, 1996 THROUGH JUNE 30, 1996

                     4/4/96   4/11/96  4/18/96  4/25/96   5/2/96  5/9/96  5/16/96  5/23/96  5/30/96 6/6/96 6/13/96 6/20/96 6/27/96
Bond Buyer 20         5.86      6.03     5.94     5.91    6.06    5.96     5.96     5.87     5.94    5.94   6.12    6.06    5.97
30 Year U.S. Treasury 6.63      6.93     6.83     6.81    7.04    7.02     6.92     6.87     6.94    6.91   7.12    7.12    7.00

YIELD COMPARISONS OF THE
30 YEAR TREASURY BOND VS. THE BOND BUYER 20
FOR THE PERIOD JANUARY 1, 1997 THROUGH JUNE 30,1997

                      4/4/97  4/11/97  4/18/97  4/25/97   5/2/97  5/9/97  5/16/97  5/23/97  5/30/97 6/6/97 6/13/97 6/20/97 6/27/97
Bond Buyer 20         5.88      5.88     5.87    5.87      5.77     5.71    5.67    5.66      5.67   5.60   5.52    5.48    5.53
30 Year U.S. Treasury 7.07      7.10     7.07    7.12      6.91     6.93    6.87    6.99      6.98   6.88   6.76    6.68    6.78

YIELD (%)   8.00   7.50   7.00   6.50   6.00   5.50   5.00

YIELD (%)   8.00   7.50   7.00   6.50   6.00   5.50   5.00




                                     (10)

Municipal bond new issue volume, which is comprised of new-money financings, refunding transactions, and issues that have an element of both new-money and refunding, was $94 billion in the first six months of 1997 compared with $92 billion in the same period of 1996. New-money financings by issuers were $68 billion and $60 billion for the first half of 1997 and 1996, respectively. Refunding transactions, which are generally entered into for the purpose of redeeming outstanding bond issues under conditions more favorable to the issuer, such as lowering financing costs, totaled $18 billion in the first two quarters of 1997 compared with $23 billion in the first two quarters of 1996. The accompanying graph shows new issue volume for the first six months of 1997 and 1996:


LONG-TERM MUNICIPAL BONDS
NEW ISSUE VOLUME - FIRST HALF OF 1997 AND 1996

                                    1997            1996
                                    ----            ----
                                    (volume in billions)

TOTAL NEW ISSUE VOLUME             93              91
NEW-MONEY FINANCINGS               68              60
REFUNDINGS                         19              23


100   90   80   70   60   50   40   30   20   10   0





                                     (11)

The following table compares key operating information of the Company for the three month periods and six month periods ended June 30, 1997 and 1996.


NUVEEN OPERATING STATISTICS
(in millions except per share amounts)

----------------------------------------------------------------------------------------------------
                                      FOR THE SECOND QUARTER OF       FOR THE FIRST SIX MONTHS OF
                                       1997       1996     % CHANGE     1997       1996     % CHANGE
                                       ----        ---     --------     ----       ----     --------
Gross revenues                         $60.3      $55.7        8.3%    $121.4     $112.8        7.6%
Operating expenses                      31.4       28.0       12.1       63.3       57.4       10.3
Pretax operating income                 28.9       27.8        4.0       58.1       55.4        4.9
Net income                              17.7       17.2        2.9       35.5       34.2        3.8
Primary earnings per share              0.52       0.46       13.0       1.03       0.91       13.2
Fully diluted earnings per share        0.51       0.46       10.9       1.01       0.91       11.0
Operating cash flow per share (1)       0.60       0.49       22.4       1.18        .97       21.6
Dividend per share                      0.21       0.18       16.7       0.42       0.36       16.7
Book value per share                    9.49       9.34        1.6       9.49       9.34        1.6
Consolidated stockholders' equity      304.0      341.7      -11.0      304.0      341.7      -11.0
Gross Sales                            638.4      341.8       86.8    1,130.9      630.6       79.3
Assets under management               37,596     32,116       17.1     37,596     32,116       17.1
----------------------------------------------------------------------------------------------------


 (1) Operating cash flow (net income plus amortization and depreciation) on a per-share basis is calculated under the same method used for fully diluted earnings per share and is presented as an additional measure of operating performance, not as a substitute for earnings per share.


BUSINESS HIGHLIGHTS

- As part of an ongoing program to broaden the range of investment products and services offered to investors, the Company entered into an agreement in July 1997 to acquire Rittenhouse Financial Services, Inc. (Rittenhouse), a nationally-known equity and balanced account manager, for $145 million. Rittenhouse specializes in managing individual portfolios for high net worth individuals. Rittenhouse's main products are equity and balanced portfolios that seek to provide attractive long-term capital appreciation with moderate risk through investments in quality, large-capitalization companies and investment-grade quality intermediate bonds, and currently has $9 billion in assets under management.

- The Company expanded its unit trust product offerings in May 1997 with the launch of taxable unit trusts including Equity, U.S. Treasury and Insured Corporate unit trusts.

- On January 2, 1997, the Company completed the acquisition of Flagship Resources Inc. (Flagship), a municipal mutual fund sponsor and asset manager, for cash and preferred stock with a total value of approximately $63 million. Additional payments, which are contingent on the significant future growth in the Company's municipal mutual funds,






                                     (12)
     could amount to as much as $20 million over the next four years. With the merging of Flagship and the Company's municipal mutual fund businesses, the Company has expanded the range of municipal investments offered to investors and strengthened its mutual fund sales capabilities. As a result of the merger, the Company now offers municipal bond mutual funds, exchange-traded funds or unit trusts in 28 states, in addition to national funds and trusts.

- The addition of the Flagship mutual funds and retail managed accounts, together with the benefits of a restructuring of the Company's existing institutional managed account business, provided most of the increase in gross revenues for the three month and six month periods ended June 30, 1997 when compared to the same periods of the prior year. This increase was partially offset by a decline in interest income earned on short-term investments and a decrease in distribution revenue earned on the sale of unit trusts.

- Expenses for the period increased when compared to the same period of the prior year primarily due to an increase in advertising and promotional costs, goodwill amortization, and incremental personnel and operating expenses resulting from the acquisition of Flagship.


The following discussion and analysis contains important information that should be helpful in evaluating the Company's results of operations and financial condition, and should be read in conjunction with the consolidated financial statements and related notes.

RESULTS OF OPERATIONS


Total advisory fee income earned during any fiscal year is directly related to the weighted average market value of the assets managed by the Company's three investment advisory subsidiaries, Nuveen Advisory Corp., Nuveen Institutional Advisory Corp. and Nuveen Asset Management Inc. Advisory fee income will increase with a rise in the level of assets under management, which occurs with the sale of fund shares, deposits into private investment accounts managed by the Company, the acquisition of assets under management from other advisory companies, or through increases in the value of portfolio investments. Sales may include shares of new funds or existing funds or managed accounts. Fund shares may be sold either to new or existing shareholders. Assets under management may also increase as a result of reinvestment of distributions from unit trusts sponsored by the Company into shares of the mutual funds. Fee income will decline when managed assets decline, as would occur when the values of fund portfolio investments decrease or when mutual fund redemptions or managed account withdrawals exceed sales.




                                     (13)

Investment advisory fee income, net of expense reimbursements, from investment products offered by the Company is shown in the following table:

NUVEEN MANAGED FUNDS AND ACCOUNTS
INVESTMENT ADVISORY FEES
(in thousands)



                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                        JUNE 30,                JUNE 30,
                                    1997         1996       1997        1996
                                -----------  ----------  ---------  ----------
Managed Funds:
 Mutual Funds                     $11,142      $6,222    $21,660     $12,614
 Exchange-Traded Products          38,573      38,110     76,865      77,153
 Money Market Funds                   911       1,082      1,910       2,304
Managed Accounts                      617         185      1,165         363
                                  -------     -------   --------     -------
  Total                           $51,243     $45,599   $101,600     $92,434
                                  =======     =======   ========     =======


Total advisory fees for the three month and six month periods ended June 30, 1997 increased over the comparable periods of the prior year as a result of the higher levels of average assets under management. Assets under management at June 30, 1997 increased 13% from December 31, 1996 and 17% from June 30, 1996. Managed funds and accounts with investment portfolios investing primarily in municipal securities represent 97% of assets under management at June 30, 1997.



Assets under management for the mutual funds increased primarily as a result of the acquisition of $4.2 billion in assets under management from Flagship on January 2, 1997 and the introduction of the equity and balanced funds in late 1996 and early 1997. This increase was partially offset by share redemptions in the municipal mutual funds and the decline in value of the municipal funds' portfolio investments. The change in fees earned on exchange-traded funds reflects the impact of the movement of interest rates on the value of the investment portfolios as there were no new exchange-traded funds offered during 1996 or 1997. Average money market net assets under management continued to decrease due to relatively low short-term interest rates, a strong equity market and strong competition from sponsors of competing money market products. Advisory fees on the managed accounts increased in the three and six month periods ended June 30, 1997 from comparable periods of the prior year due to the shift in composition of the average assets under management from lower fee institutional accounts to higher fee retail accounts in connection with the acquisition of $400 million in managed retail account assets from Flagship, net sales of retail managed accounts during those periods, and the sale of the rights to manage all but three institutional accounts to Duff & Phelps.




                                     (14)

The following table summarizes net assets under management:

NUVEEN MANAGED FUNDS AND ACCOUNTS
NET ASSETS UNDER MANAGEMENT
(in millions)


                               JUNE 30,    DECEMBER 31,   JUNE 30,
                                 1997          1996         1996
                              -----------  ------------  ----------
Managed Funds:
 Mutual Funds                     $10,386       $ 5,930     $ 5,280
 Exchange-Traded Products          25,448        25,434      25,028
 Money Market Funds                   940         1,004       1,066
Managed Accounts                      822           823         742
                                  -------       -------     -------
  Total                           $37,596       $33,191     $32,116
                                  =======       =======     =======

Sales of investment products for the three month period and six month period ended June 30, 1997 and 1996 are shown below.


GROSS INVESTMENT PRODUCT SALES
(in millions)


                        THREE MONTHS ENDED             SIX MONTHS ENDED
                             JUNE 30,                      JUNE 30,
                        1997           1996          1997           1996
                        ----           ----          ----           ----
Unit trusts             $235          $276         $  443           $491
Mutual Funds             295            43            503             86
Managed account          108            23            185             54
                        ----          ----         ------           ----
  Total                 $638          $342         $1,131           $631
                        ====          ====         ======           ====


The Company markets its investment products through a network of registered representatives associated with unaffiliated firms including broker-dealers, commercial banks, affiliates of insurance providers, financial planners, accountants, consultants and investment advisers. Demand for municipal investment products is influenced by the level of and relationship between taxable and tax-free interest rates, the relationship between long-term and short-term rates, and the expectations of market participants concerning the direction of future interest-rate levels. The integration of the Flagship mutual funds and the Flagship distribution systems contributed significantly to an increase in the sale of municipal mutual funds for the first half and second quarter of 1997 over the first half and second quarter of 1996 and a
resultant increase in distribution revenue for the period.   This
increase in distribution revenue was offset by the amortization of costs incurred in connection with the introductory load-waived programs for the equity and balanced funds, as described below. Demand for municipal mutual funds remained flat during the first six months of the year, continuing last year's trend, resulting in net redemptions for those funds in the first half of the year. This trend is primarily due to competition from strong equity markets and investor concerns that interest rates will increase with a potentially expanding economy. Likewise, sales of unit trusts were lower in the first six months of 1997 when compared to the first six months of 1996 as absolute yields continue to be too low to attract significant investor interest




                                     (15)
in trusts. Sales of managed accounts increased in the first half of 1997 as compared to the same period last year as Flagship's managed account business was rolled into the Company's managed account business, and overall market share was increased.

The Company realizes positioning profits or losses from changes in the market value of unit trust inventories and fixed income securities held for future sale. These market values are directly affected by the movement of interest rates during the period beginning with the acquisition of a fixed income security for a future unit trust and ending with the sale of that unit trust. In a declining interest rate environment, the Company could realize gains from carrying fixed-income securities in its inventory and, conversely, in a rising interest-rate environment, the Company could incur losses. During the second quarter of 1997, as interest rates declined, the Company realized nominal net positioning gains. However, during the rising interest rate environment in the first quarter of the year the Company realized losses of $488,000 resulting in year-to-date losses of $425,000. This compares to losses of $1,558,000 during the first half of 1996. The Company manages this interest-rate risk by controlling inventory levels for both unit trusts and fixed income securities, by timing deposits of new unit trusts to coincide closely with expected demand, and, on occasion, by hedging these inventories against fluctuations in interest rates using financial futures.


Investment banking revenues include both new issue underwriting profits and fee income earned from various financial advisory activities. During the first six months of 1997, the Company experienced an overall increase of 85% or $2.7 million in investment banking revenues primarily due to an increase in negotiated underwritings, and in financial advisory and merger and acquisition activity during the first six months of 1997 when compared to the first six months of 1996.


Advertising and promotional expenditures increased for the first six months of 1997 when compared to the same period of the prior year with the introduction of an advertising and promotional campaign in early March to support the launch of the equity and balanced mutual funds.

Compensation and related benefits increased 3% when comparing the first two quarters of 1997 and 1996. Although the Company recognized an increase in salary expense with the addition of approximately 60 former Flagship employees, the increase was mostly offset by a new compensation plan introduced in 1996 which shifts a portion of cash incentive awards to equity incentive awards in the form of stock and options and a decline in expense associated with equity awards granted pursuant to the Company's 1992 Special Incentive Plan. Expense associated with the 1992 awards was tied to a vesting schedule, with substantially all awards being vested by July 1996.



                                     (16)

CAPITAL RESOURCES, LIQUIDITY
AND FINANCIAL CONDITION


Management believes that its capital resources are more than adequate to finance its daily operations. The Company's primary businesses are not capital intensive.. During the first half of
1997 and 1996, a large percentage of the Company's assets were comprised of cash and cash equivalents, highly liquid temporary investments in variable rate demand obligations (VRDOs) arising from remarketing activities, and short-term receivables, including amounts related to the Company's managed fund advisory services.
The financing requirements of the Company are almost entirely satisfied from equity capital as reported in its consolidated balance sheet.
The Company, however, occasionally utilizes available, uncommitted lines of credit, which exceed $400 million, to satisfy additional periodic, short-term financing requirements. In anticipation of consummating the acquisition of Rittenhouse, the Company deposited $95 million of its capital together with $35 million drawn down on these lines of
credit, into an escrow account in July 1997.   Additionally, in
early August, the Company entered into a $200 million committed, three-year revolving credit facility with a group of key banks to ensure an ongoing liquidity source for general corporate purposes.


The Company is remarketing agent for various issuers of VRDOs with an aggregate principal value in excess of $1.7 billion at June 30, 1997. Although remarketing agents, including the Company, are only obligated to use their best efforts in locating purchasers for the VRDOs, they frequently repurchase VRDOs for resale to other buyers within a few days. During temporary periods of imbalance between supply and demand for VRDOs, the Company may hold larger balances of such obligations for resale. Substantially all VRDOs for which the Company is remarketing agent are secured by letters of credit obtained by the issuer from top-rated third-party providers, including major commercial banks and insurance companies. At June 30, 1997, and December 31, 1996, the Company held $4 million and $100 million, respectively, of VRDOs, which are classified in its consolidated balance sheets as "Temporary Investments Arising from Remarketing Obligations". The Company's average daily inventory of VRDOs was $40 million during the first six months of 1997 and $18 million during all of 1996.

At June 30, 1997, the Company held in its treasury 6,619,079 shares of common stock acquired in open market transactions and in transactions with its parent company, The St. Paul Companies, Inc., as part of ongoing stock repurchase programs. During February 1997, the Board of Directors authorized the purchase of 3.5 million shares to be prorated between Class A and Class B shares. During the first six months of 1997, the Company repurchased a total of 1,425,457 of its outstanding common shares, comprised of 346,550 Class A shares and 1,078,907 Class B shares, which converted to Class A after repurchase.

On January 2, 1997, the Company completed the acquisition of Flagship for cash and preferred stock with a total value of approximately $63 million. Additional payments, which are contingent on the significant future growth in the Company's municipal mutual funds, could amount to as much as $20 million over the next four years.

The Company has made an equity investment in Institutional Capital Corporation (ICAP), an institutional equity manager, in the form of preferred stock convertible after several years into a 20% common stock interest. ICAP serves as sub-advisor to three of the Company's equity and balanced mutual funds.





                                     (17)

During the first five months of 1997, the Company offered shares of the Nuveen Balanced Stock and Bond Fund and the Nuveen Balanced Municipal and Stock Fund, and during January of 1997 the Company offered shares of the Nuveen Growth and Income Stock Fund, on a load-waived basis. During this period, the Company compensated the selling firms with a commission on approximately
$157 million of fund share sales.

In February 1997, the Company introduced a B-share pricing feature for the majority of its mutual funds. B shares require the advance of a dealer commission of 4% at the time of sale, which is recouped in whole or in part over a six to eight year period through an asset-based sales charge paid by the fund class in the form of a 12b-1 fee and/or a contingent deferred sales charge paid by a redeeming shareholder. The Company also modified the pricing structure of C shares, effective February 1, 1997. The Company advances a dealer commission of 1% on C share sales which will be recouped in whole or in part over a one year period through an asset-based sales charge or a contingent deferred sales charge. The Company has used and expects to continue to use its existing resources to fund the advances, and expects the new share classes to contribute to an overall increase in assets under management.

Although not prohibited from doing so, the Company does not use derivative financial instruments to speculate on the direction of interest rates. However, to minimize interest rate risk on the unit trust inventories and fixed income securities held by the Company, the Company entered into futures contracts during the period and expects to continue to do so. Additionally, the Company's investment banking group will, on occasion, act as financial adviser, broker, or underwriter to municipal or other not-for-profit issuers with respect to transactions such as interest rate swaps and forward delivery transactions. The Company's investment advisory subsidiaries did not invest in derivative securities, other than high quality synthetic money market securities, for the funds and accounts they manage.

John Nuveen & Co. Incorporated, the Company's wholly owned broker/dealer subsidiary, is subject to the Securities and Exchange Commission Rule 15c3-1, the "Uniform Net Capital Rule", which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, as these terms are defined, shall not exceed 15 to 1. At June 30, 1997, its net capital ratio was .47 to 1 and its net capital was $106.9 million which is $103.6 million in excess of the required net capital of $3.3 million. In order to finance the Rittenhouse acquisition, the Company withdrew $90 million of the broker/dealer's excess net capital in July 1997, whereupon its net capital was $19.8 million, its excess net capital was $16.4 million and its net capital ratio was 2.60 to 1.


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




                                     (18)

                           PART II  OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

     As previously reported most recently in the Form 10-Q report for the quarter ended March 31, 1997, in February, 1997, the Court preliminarily approved the settlement of litigation currently brought in federal district court in Chicago and a similar lawsuit (dismissed in December, 1996) which was brought in state court in Hennepin County, Minnesota, against Nuveen & Co., Nuveen Advisory, current and former directors of two of the Nuveen exchange-traded investment companies, Nuveen Municipal Value Fund, Inc. and Nuveen Premium Income Municipal Fund, Inc. (the "Funds"), inside counsel to Nuveen & Co. (collectively the "Nuveen Defendants") and the Funds' former outside counsel, making various allegations with respect to the Funds' January, 1994 rights offerings. This matter has now been concluded as the court, on June 3, 1997, issued its final approval on the settlement, and the time for appeal of such approval has expired with no action having been taken.

     As previously reported in the Form 10-K for 1996, a lawsuit brought in June, 1996 in federal district court in Boston by certain shareholders is currently pending against Nuveen & Co., Nuveen Advisory, six Nuveen investment companies and two of the Funds' former directors seeking unspecified damages, an injunction and other relief. The suit also seeks certification of a defendant class consisting of all Nuveen-managed leveraged funds. The complaint is filed on behalf of a purported class of present and former shareholders of all Nuveen leveraged investment companies, including the Funds, which allegedly engaged in certain practices which plaintiffs allege violated various provisions of the Investment Company Act of 1940 and common law. Plaintiffs allege among other things, breaches of fiduciary duty and various misrepresentations and omissions in disclosures in connection with the use and maintenance of leverage through the issuance and periodic auctioning of preferred stock and the payment of management and brokerage fees to Nuveen Advisory and Nuveen & Co. The defendants are vigorously contesting this action and have filed motions to dismiss the entire action which are pending. In June, 1997, the Court granted defendants' motion to transfer the case to the federal district court for the Northern District of Illinois.



ITEM 2.  CHANGES IN SECURITIES

         Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Annual Meeting of Stockholders held on May 9, 1997, the eight directors nominated in the Proxy Statement were elected for a one-year term expiring at the annual meeting in 1998. The following individuals were elected directors by the vote of holders of the following number of shares of Class A and Class B Common Stock represented at the meeting, voting together as a single class:

         Director                For             Withheld      Broker Non-Votes
         --------                ---             --------      ----------------

         Anthony T. Dean         32,098,980      148,724                 0
         Timothy R. Schwertfeger 32,098,903      148,801                 0
         Willard L. Boyd         32,094,630      153,074                 0
         Duane R. Kullberg       32,097,553      150,151                 0

         The following individuals were elected Class B directors by the vote of holders of the following number of shares of Class B Common
         Stock represented at the meeting, voting as a separate class:

         Class B Director        For             Withheld      Broker Non-Votes
         ----------------        ---             --------      ----------------

         W. John Driscoll        25,602,704         0                    0
         Douglas W. Leatherdale  25,602,704         0                    0
         Paul J. Liska           25,602,704         0                    0
         Patrick A. Thiele       25,602,704         0                    0

         The proposal to ratify the selection of KPMG Peat Marwick as independent auditors for the Company was approved by a vote of 32,231,052 shares in favor, 9,564 shares opposed and 7,088 shares abstaining.


ITEM 5.  OTHER INFORMATION

         Not Applicable


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a) The following exhibits are included herein:

            (27) Financial Data Schedule

         b) Reports on Form 8-K.  None


                                    (19)

                                  SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                THE JOHN NUVEEN COMPANY
                                (Registrant)




DATE:  August 12, 1997          By /s/ John P. Amboian
                                ------------------------------------------
                                John P. Amboian
                                Executive Vice President,
                                Chief Financial Officer






DATE:  August 12, 1997          By /s/ O. Walter Renfftlen
                                ------------------------------------------
                                O. Walter Renfftlen
                                Vice President and Controller
                                (Principal Accounting Officer)
















                                    (20)