Form 10-Q
period 1997-09-30
NUVEEN JOHN COMPANY
filed 1997-11-14
CIK 885708

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q






             X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             ---
                        OF THE SECURITIES EXCHANGE ACT OF 1934




For the quarterly period ended SEPTEMBER 30, 1997

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X     No
                                               ------

     At November 10, 1997 there were 31,792,315 shares of the Company's Common Stock outstanding, consisting of 7,350,577 shares of Class A Common Stock, $.01 par value, and 24,441,738 shares of Class B Common Stock, $.01 par value.

                            THE JOHN NUVEEN COMPANY

                               TABLE OF CONTENTS



                                                                 Page No.
PART I.   FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS
    Consolidated Balance Sheets (Unaudited),
        September 30, 1997 and December 31, 1996                  3

    Consolidated Statements of Income (Unaudited),
        Three Months Ended September 30, 1997 and 1996            4
        Nine Months Ended September 30, 1997 and 1996

    Consolidated Statement of Changes in Common Stockholders'
        Equity (Unaudited), Nine Months Ended September 30, 1997  5

    Consolidated Statements of Cash Flows (Unaudited),
        Nine Months Ended September 30, 1997 and 1996             6

    Notes to Consolidated Financial Statements
        (Unaudited)                                               7

 ITEM 2.

    Management's Discussion and Analysis of
        Financial Condition and Results of Operations             9


PART II.OTHER INFORMATION

 Item 1 through Item 6                                           19

 Signatures                                                      20






                                      (2)

                        PART 1  FINANCIAL INFORMATION
                        ITEM 1.  FINANCIAL STATEMENTS

                           THE JOHN NUVEEN COMPANY

                         CONSOLIDATED BALANCE SHEETS
                                  UNAUDITED
                      (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                SEPTEMBER 30,         DECEMBER 31,
                                                                                    1997                  1996
                                                                             -----------------     ----------------
ASSETS
Cash                                                                         $         14,766      $         6,348
Securities purchased under agreements to resell                                        12,000               72,000
Short term investments, at cost which approximates market value                         1,104                    -
Temporary investments arising from remarketing obligations                             15,990               99,835
Receivables:
         Management and distribution fees                                              25,241               20,767
         Brokers and dealers                                                              511                  428
         Taxes                                                                              -                  568
         Customers                                                                      4,464                5,141
         Interest                                                                         379                  909
         Other                                                                          8,759                7,749
Securities owned (trading account), at market value:
         Nuveen unit trusts                                                            43,381               39,206
         Tax-exempt bonds and notes                                                       119                4,553
Deferred income tax asset, net                                                          8,304                9,778
Furniture, equipment, and leasehold improvements, at cost less accumulated depreciation and amortization of
         $23,294 and $19,363 respectively                                              15,888               14,073
Other investments                                                                      48,868               52,094
Goodwill                                                                              202,614                    -
Prepaid expenses and other assets                                                      28,082               21,802
                                                                             -----------------     ----------------
                                                                             $        430,470      $       355,251
                                                                             =================     ================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Liabilities:
         Notes payable                                                       $         25,000      $
         Security purchase obligations                                                  6,634                2,227
         Payables:
            Brokers and dealers                                                         1,476                1,326
            Customers                                                                     564                  165
            Income taxes                                                                4,669                    -
            Amount due on Rittenhouse purchase                                         16,410                    -
         Accrued compensation and other expenses                                       34,574               47,789
         Deferred compensation                                                         26,376               23,414
         Other liabilities                                                              9,888                8,436
                                                                             -----------------     ----------------
            Total liabilities                                                         125,591               83,357
                                                                             -----------------     ----------------
Redeemable preferred stock, at redemption value;  5,000,000 shares
         authorized, 1,800,000 shares issued                                           45,000                    -
                                                                             -----------------     ----------------
Common stockholders' equity:
         Class A common stock, $.01 par value;  150,000,000 shares
           authorized, issued 14,212,618 shares and 12,828,199
           shares, respectively                                                          142                  128
         Class B common stock, $.01 par value;  40,000,000 shares
           authorized, issued 24,441,738 shares and 25,826,157
            shares, respectively                                                          245                  259
         Additional paid-in capital                                                    52,494               50,649
         Retained earnings                                                            392,033              363,715
         Unamortized cost of restricted stock awards                                     (306)                (705)
                                                                             -----------------     ----------------
                                                                                      444,608              414,046
         Less common stock held in treasury, at cost
           (6,918,041 and  5,535,122 shares, respectively)                           (184,729)            (142,152)
                                                                             -----------------     ----------------
                                                                                      259,879              271,894
                                                                             -----------------     ----------------
            Total redeemable preferred stock and common stockholders' equity          304,879              271,894
                                                                             -----------------     ----------------
                                                                             $        430,470      $       355,251
                                                                             =================     ================


See accompanying notes to consolidated financial statements.

                                     (3)

                           THE JOHN NUVEEN COMPANY
                      CONSOLIDATED STATEMENTS OF INCOME
                                  UNAUDITED
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                                 THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                    SEPTEMBER 30,
                                                             --------------------------       ---------------------------
                                                             1997              1996                1997         1996
                                                            ------            ------              -------       -------

Revenues:
  Investment advisory fees from
       assets under management                               $  56,543      $  46,391            $  158,144    $     138,826
  Underwriting and distribution
       of investment products                                    3,228          3,912                10,595           11,213
  Positioning profits (losses)                                   1,246            956                   821             (602)
  Investment banking                                             3,461          2,303                 9,274            5,435
  Interest, dividends and all other, net                         3,335          5,052                13,409           16,515
                                                             ----------     ----------            ----------    -------------
       Total revenues                                           67,813         58,614               192,243          171,387
                                                             ----------     ----------            ----------    -------------


Expenses:
  Compensation and benefits                                     19,620         18,041                56,282           53,721
  Advertising and promotional costs                              4,478          3,069                12,782           10,010
  Amortization of deferred offering costs                        1,751              -                 4,779                -
  Amortization of goodwill                                       1,072              -                 2,280                -
  Other operating expenses                                      10,287          7,642                27,455           22,443
                                                             ----------     ----------            ----------    -------------
       Total expenses                                           37,208         28,752               103,578           86,174
                                                             ----------     ----------            ----------    -------------

Income before taxes                                             30,605         29,862                88,665           85,213

Income taxes                                                    12,037         11,365                34,553           32,562
                                                             ----------     ----------            ----------    -------------

Net income                                                   $  18,569      $  18,497            $   54,112    $      52,651
                                                             ==========     ==========           ===========   ==============

Average common and common equivalent
  shares outstanding:
       Primary                                                  32,943         36,794                33,361           37,299
                                                             ==========     ==========           ===========   ==============

       Fully diluted                                            34,719         36,874                35,253           37,467
                                                             ==========     ==========           ===========   ==============

Earnings per common share:
       Primary                                               $    0.55      $    0.50            $     1.57       $     1.41
                                                             ==========     ==========           ===========   ==============

       Fully diluted                                         $    0.53      $    0.50            $     1.53       $     1.41
                                                             ==========     ==========           ===========   ==============



See accompanying notes to consolidated financial statements.

                                     (4)

                           THE JOHN NUVEEN COMPANY

       CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY
                                  UNAUDITED
                               (IN THOUSANDS )

                                         Class A        Class B     Additional
                                         Common         Common        Paid-In         Retained
                                         Stock          Stock         Capital         Earnings
                                     -----------    -----------    -----------     ------------
Balance at December 31, 1996         $    128       $       259    $   50,649      $   363,715
Net income                                --             --              --             54,112
Cash dividends paid                       --             --              --            (22,715)
Issuance of restricted stock              --             --                62             --
Amortization of restricted
  stock awards                            --             --              --               --
Purchase of treasury stock                 14               (14)         --               --
Exercise of stock options                 --             --               (62)          (3,079)
Other                                     --             --             1,845             --
                                     -----------    -----------    -----------     ------------
Balance at September 30, 1997        $    142       $       245    $   52,494      $   392,033
                                     ===========    ===========    ===========     ============

                                           Unamortized
                                             Cost of
                                           Restricted        Treasury
                                           Stock Awards       Stock           Total
                                     ------------------  --------------   -------------
Balance at December 31, 1996         $       (705)       $   (142,152)     $  271,894
Net income                                  --                 --              54,112
Cash dividends paid                         --                 --             (22,715)
Issuance of restricted stock                --                  1,342           1,404
Amortization of restricted
  stock awards                                399              --                 399
Purchase of treasury stock                  --                (54,008)        (54,008)
Exercise of stock options                   --                 10,089           6,948
Other                                       --                 --               1,845
                                     ------------------  --------------   -------------
Balance at September 30, 1997        $       (306)       $   (184,729)     $  259,879
                                     ==================  ==============   =============


See accompanying notes to consolidated financial statements.

                                     (5)

                           THE JOHN NUVEEN COMPANY


                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  UNAUDITED
                                (IN THOUSANDS)


                                                                Nine Months Ended September 30,
                                                             -----------------------------------
                                                                   1997                1996
                                                             --------------      ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                 $     54,112        $     52,651
  Adjustments to reconcile net income to net cash
    provided from (used for) operating activities:
      Deferred income taxes                                         2,084                (392)
      Depreciation and amortization                                 3,068               3,792
      Amortization of goodwill                                      2,094                   -
      Net (increase) decrease:
          Accrued management and distribution fees                 (3,200)              2,164
          Accrued interest receivable                                 530                 671
          Accounts receivable, other                                1,076              (1,294)
      Net increase (decrease):
          Current taxes payable                                     6,224                (145)
          Accrued compensation and other expenses                 (16,177)             21,388
      Net change in receivables and payables from/to brokers,
          dealers, customers and other assets/other liabilities      (424)             10,584
      Amortization of restricted stock awards                         399               1,516
      Net (increase) decrease in assets:
          Temporary investments arising from remarketing
            obligations                                            83,845             144,995
          U.S. government securities (escrow accounts)                  -             (42,003)
          Securities owned (trading account)                          260               8,959
      Net increase (decrease) in liabilities:
          Security purchase obligations                             4,406              (6,181)
          Deferred compensation                                     2,796                (138)
                                                             --------------      ---------------
                 Net cash provided from operating activities      141,093             196,567
                                                             --------------      ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from bank borrowings                                    40,000                   -
  Repayment of bank borrowing                                     (15,000)                  -
  Net payments on securities sold under-
      agreements to repurchase                                          -             (25,000)
  Dividends paid                                                  (22,139)            (20,626)
  Proceeds from stock options exercised                             6,572               2,031
  Acquisition of treasury stock                                   (54,136)            (45,048)
                                                             --------------      ---------------
                Net cash used for financing activities            (44,703)            (88,643)
                                                             --------------      ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Flagship, net of cash received                      (17,343)                  -
  Purchase of Rittenhouse, net of cash received                  (128,681)                  -
  Purchase of U.S. Treasury securities                             (1,104)           (103,422)
  Proceeds from maturity of U.S. Treasury securities                    -             128,965
  Purchases of office furniture and equipment                      (4,563)             (1,935)
  Other                                                             3,819             (46,655)
                                                             --------------      ---------------
                Net cash used for investing activities           (147,872)            (23,047)
                                                             --------------      ---------------
Increase/(decrease) in cash and cash equivalents                  (51,482)             84,877
Cash and cash equivalents:
  Beginning of year                                                78,348              16,036
                                                             --------------      ---------------
  End of period                                              $     26,866        $    100,913
                                                             ==============      ===============




See accompanying notes to consolidated financial statements.

                                     (6)

                           THE JOHN NUVEEN COMPANY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)
                              SEPTEMBER 30, 1997

     NOTE 1  BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of The John Nuveen Company and its wholly owned subsidiaries, ("the Company"), and have been prepared in conformity with generally accepted accounting principles.

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

     NOTE 3  NET CAPITAL REQUIREMENT

     John Nuveen & Co. Incorporated, the Company's wholly owned broker/dealer subsidiary, is subject to the Securities and Exchange Commission Rule 15c3-1, the "Uniform Net Capital Rule", which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, as these terms are defined, shall not exceed 15 to 1. At September 30, 1997, its net capital ratio was 1.63 to 1 and its net capital was $25,800,000 which is $23,000,000 in excess of the required net capital of $2,800,000.

     NOTE 4 NOTES PAYABLE

     On August 8, 1997, the Company entered into a $200 million committed, three year revolving credit facility with a group of banks to ensure an ongoing liquidity source for general corporate purposes. At September 30, 1997, the Company had notes in the aggregate amount of $25,000,000 outstanding which carried a weighted average interest rate of 6.2%.

     NOTE 5  CONTINGENCIES

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

     NOTE 6   ACQUISITIONS

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

     The operating results through September 30, 1997 reflect the full impact of the acquired business. The following unaudited pro forma information for the three month and nine month periods ended September 30, 1996 presents a summary of consolidated results of operations of the Company and the acquired business as if the acquisition had occurred January 1, 1996:




                                                  September 30, 1996
                                          Quarter Ended  Nine Months Ended
                                          -------------  -----------------
      Revenues                            $      64,392  $         185,847

      Net Income                                 19,199             54,844

      Earnings per Common Share           $         .48  $            1.36


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

     On July 15, 1997 the Company entered into an agreement to acquire Rittenhouse Financial Services, Inc. (Rittenhouse), a nationally known equity and balanced account manager, for $145 million cash. Rittenhouse specializes in managing individual portfolios for high net worth individuals. Rittenhouse's main products are equity and balanced portfolios that seek attractive long-term capital appreciation with moderate risk through investments in quality, large-capitalization companies and currently has over $9 billion in assets under management. The transaction closed on August 31, 1997.

     This acquisition was accounted for using the purchase method of accounting. The excess of the purchase price over the fair value of assets acquired approximating $142 million will be amortized over an estimated period of 30 years, subject to completion of an independent appraisal.

     The operating results of the consolidated business as reported in the accompanying consolidated statement of income includes the operating results of Rittenhouse for the month ending
     September 30, 1997. The following unaudited pro forma information for the nine month periods ended September 30, 1997 and 1996 reflect a summary of the consolidated results of operations of the Company and the acquired business as if the acquisition had occurred on January 1, 1996:


<Caption
                                                Nine months ended
                                                   September 30,
                                         ------------------------------
                                            1997               1996
                                            ----               ----
     Revenues                            $ 211,998           $187,250
                                         =========           ========
     Net income                          $  55,564           $ 51,922
                                         =========           ========
     Earnings per common share           $    1.58           $   1.39
                                         =========           ========

     These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments to reflect obligations required under the Stock Purchase Agreement. They do not purport to be indicative of the results of operations which actually would have resulted had the combination been in effect on January 1, 1996 or of the future results of operations of the consolidated entity.

     NOTE 7  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

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



                                      (8)

                         PART I.  FINANCIAL INFORMATION
      Item 2.  Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

                            THE JOHN NUVEEN COMPANY

                               September 30, 1997



DESCRIPTION OF THE BUSINESS

The Company's principal businesses are asset management and related research and surveillance; the development, marketing, and distribution of investment products and services; and municipal and corporate investment banking services. The Company markets its investment products, including mutual funds, unit trusts, and managed accounts, through a network of registered representatives associated with unaffiliated firms including broker-dealers, commercial banks, affiliates of insurance providers, financial planners, accountants, consultants and investment advisers.

The Company has three principal sources of revenue which include ongoing advisory fees earned on assets under management, including mutual funds and individually managed accounts;
transaction-based revenue earned upon the distribution of mutual fund and unit trust products; and investment banking revenues, consisting of underwriting and other advisory fees.

The profitability of each of these lines of business, and the volume of sales of the Company's products, are directly affected by many variables, including investor preferences for fixed-income, equity or other investments, municipal bond new issue supply, current and expected changes in interest rate levels, the rate of inflation, and changes or expected changes in income tax rates and laws.

Assets under management include investments in equity, taxable fixed income and municipal securities. Managed funds and accounts with portfolios invested primarily in municipal securities represented 77.6% of assets under management at September 30, 1997 compared with 98.5% at December 31, 1996.

MARKET OVERVIEW

Throughout 1997, the economy remained relatively strong showing few significant signs of inflationary pressure. After the 25 basis point increase in the Federal Funds rate early in the second quarter, the Federal Reserve Board has not taken any further tightening action. Interest rates fluctuated within a narrow range during the third quarter and throughout the first nine months of the year. The U.S. equity markets reacted favorably to these conditions, continuing their upward course.

During 1997, significant cash continued to flow into equity investments including mutual funds. Industry data reported that fixed-income funds began attracting higher levels of cash flows in the third quarter with municipal bond funds

                                     (9)
experiencing positive net flows (equal to the sum of sales, reinvestments and exchanges less redemptions) for the quarter.

Municipal bonds modestly outperformed their Treasury counterparts throughout most of the first three quarters. At the end of the third quarter, municipals underperformed Treasuries slightly. The yield on the 30-year U. S. Treasury bond declined a total of 38 basis points for the quarter while the yield on the Bond Buyer 20, a popular index of long term municipal bonds, declined 17 basis points. The movement of interest rate levels for the first three quarters of 1997 is shown in the accompanying graph.

YIELD COMPARISONS OF THE
30 YEAR TREASURY BOND
AND THE BOND BUYER 20
FOR THE PERIOD JANUARY 1,
1996 TO SEPTEMBER 30, 1996
                              1/4/96   1/11/96   1/18/96    1/25/96    2/1/96   2/8/96    2/15/96   2/22/96
Bond Buyer 20                   5.37      5.50      5.40       5.46      5.40     5.37       5.33      5.48
30 Year Treasury                6.04      6.14      5.97       6.11      6.07     6.15       6.16      6.33


YIELD COMPARISONS OF THE
30 YEAR TREASURY BOND
AND THE BOND BUYER 20
FOR THE PERIOD JANUARY 1,
1996 TO SEPTEMBER 30, 1996
                             2/29/96    3/7/96     3/14/96   3/21/96  3/28/96     4/4/96   4/11/96  4/18/96
Bond Buyer 20                   5.57      5.59        5.81      5.86     5.90       5.86      6.03     5.94
30 Year Treasury                6.48      6.46        6.68      6.61     6.72       6.63      6.93     6.83



YIELD COMPARISONS OF THE
30 YEAR TREASURY BOND
AND THE BOND BUYER 20
FOR THE PERIOD JANUARY 1,
1996 TO SEPTEMBER 30, 1996
                             4/25/96    5/2/96      5/9/96   5/16/96  5/23/96    5/30/96
Bond Buyer 20                   5.91      6.06        5.96      5.96     5.87       5.94
30 Year Treasury                6.81      7.04        7.02      6.92     6.87       6.94


YIELD COMPARISONS OF THE
30 YEAR TREASURY BOND
AND THE BOND BUYER 20
FOR THE PERIOD JANUARY 1,
1997 TO SEPTEMBER 30, 1997
                              1/3/97   1/10/97   1/17/97    1/24/97   1/31/97   2/7/97    2/14/97   2/21/97
Bond Buyer 20                   5.70      5.71      5.72       5.72      5.73     5.70       5.62      5.58
30 Year Treasury                6.74      6.75      6.63       6.85      6.88     6.75       6.63      6.65


YIELD COMPARISONS OF THE
30 YEAR TREASURY BOND
AND THE BOND BUYER 20
FOR THE PERIOD JANUARY 1,
1997 TO SEPTEMBER 30, 1997
                             2/28/97    3/7/97  3/14/97     3/21/97   3/27/97   4/4/97    4/11/97   4/18/97
Bond Buyer 20                   5.65      5.70     5.75        5.78      5.81     5.88       5.88      5.87
30 Year Treasury                6.81      6.87     6.96        6.96      6.99     7.07       7.10      7.07



YIELD COMPARISONS OF THE
30 YEAR TREASURY BOND
AND THE BOND BUYER 20
FOR THE PERIOD JANUARY 1,
1997 TO SEPTEMBER 30, 1997
                             4/25/97    5/2/97   5/9/97     5/16/97   5/23/97  5/30/97
Bond Buyer 20                   5.87      5.77     5.71        5.67      5.66     5.67
30 Year Treasury                7.12      6.91     6.93        6.87      6.99     6.98



YIELD COMPARISONS OF THE
30 YEAR TREASURY BOND
AND THE BOND BUYER 20
FOR THE PERIOD JANUARY 1,
1996 TO SEPTEMBER 30, 1996
                              6/6/96   6/13/96   6/20/96    6/27/96    7/4/96  7/11/96    7/18/96   7/25/96   8/2/96
Bond Buyer 20                   5.94      6.12      6.06       5.97      5.94        6       5.88      5.86     5.79
30 Year Treasury                6.91      7.12      7.12       7.00      6.93     7.06       6.92      7.06     6.84


YIELD COMPARISONS OF THE
30 YEAR TREASURY BOND
AND THE BOND BUYER 20
FOR THE PERIOD JANUARY 1,
1996 TO SEPTEMBER 30, 1996
                              8/9/96    8/16/96  8/23/96    8/30/96    9/6/96  9/13/96    9/20/96   9/27/96
Bond Buyer 20                   5.67       5.74     5.75       5.86      5.95     5.89       5.88      5.76
30 Year Treasury                6.79       6.81     6.84       7.04      7.16     7.07       7.05      6.88



YIELD COMPARISONS OF THE
30 YEAR TREASURY BOND
AND THE BOND BUYER 20
FOR THE PERIOD JANUARY 1,
1996 TO SEPTEMBER 30, 1996
                              6/6/97   6/13/97   6/20/97    6/27/97    7/3/97  7/11/97    7/18/97   7/25/97   8/1/97
Bond Buyer 20                   5.60      5.52      5.48       5.53      5.53     5.38       5.32      5.28     5.23
30 Year Treasury                6.88      6.76      6.68       6.78      6.71     6.56       6.49      6.43      6.3


YIELD COMPARISONS OF THE
30 YEAR TREASURY BOND
AND THE BOND BUYER 20
FOR THE PERIOD JANUARY 1,
1997 TO SEPTEMBER 30, 1997
                              8/8/97    8/15/97  8/22/97    8/29/97    9/5/97  9/12/97    9/19/97   9/26/97
Bond Buyer 20                   5.33       5.42     5.43       5.45      5.42     5.44       5.33      5.36
30 Year Treasury                6.52       6.55     6.64       6.67      6.61     6.68        6.4       6.4





Municipal bond new issue volume, which is comprised of new-money financings, refunding transactions, and issues that have an element of both new-money and refunding, was $154 billion in the first nine months of 1997 compared with $128 billion in the same period of 1996. New-money financings by issuers were $102 billion and $87 billion for the first three quarters of 1997 and 1996, respectively. Refunding transactions, which are generally entered into for the purpose of redeeming outstanding bond issues under conditions more favorable to the issuer, such as lowering financing costs, totaled $39 billion in the first nine months of 1997 compared with $31 billion in 1996.


                                    (10)

RECENT EVENTS


- On August 31, 1997, as part of an ongoing program to broaden the range of investment products and services offered to investors, the Company acquired all of the outstanding stock of Rittenhouse Financial Services, Inc. (Rittenhouse), a nationally-known equity and balanced account manager, for $145 million in cash. Rittenhouse specializes in managing individual portfolios for high net worth individuals and institutions. Rittenhouse's primary products are equity and balanced portfolios that seek to provide attractive long-term capital appreciation with moderate risk through common stock investments in quality, large-capitalization companies and investment-grade quality intermediate bonds. At September 30, 1997, Rittenhouse had approximately $9.4 billion in assets under management. The Company plans to introduce a growth equity mutual fund, which will be subadvised by Rittenhouse, in early 1998.

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

- The above acquisitions have been accounted for using the purchase method of accounting resulting in the creation of approximately $200 million of goodwill for financial reporting purposes which will be amortized against earnings over approximately 30 years.

- The Company expanded its unit trust product offerings in May 1997 with the launch of taxable unit trusts including equity, U.S. Treasury and insured corporate unit trusts.

                                    (11)

The following table compares key operating information of the Company for the three month periods and nine month periods ended
September 30, 1997 and 1996.


NUVEEN OPERATING STATISTICS
(in millions except per share amounts)

------------------------------------------------------------------------------------------------------------------
                                                      For the third quarter of     For the first nine months of
                                                     1997     1996    % change     1997        1996      % change
                                                   -------  --------  --------  ----------  ----------  ----------
Gross revenues                                       $67.8     $58.6     15.7%      $192.2      $171.4       12.1%
Operating expenses                                    37.2      28.8      29.2       103.6        86.2        20.2
Pretax operating income                               30.6      29.9       2.3        88.7        85.2         4.1
Net income                                            18.6      18.5       .01        54.1        52.7         2.7
Primary earnings per share                            0.55      0.50      10.0        1.57        1.41        11.3
Fully diluted earnings per share                      0.53      0.50       6.0        1.53        1.41         8.5
Operating cash flow per share (1)                     0.64      0.54      18.5        1.82        1.51        20.5
Dividend per share                                    0.23      0.21       9.5        0.65        0.59        10.2
Consolidated stockholders' equity (2)                304.9     307.8     (.01)       304.9       307.8       (.01)
Gross Sales                                          776.8     355.1     118.8     1,907.2       985.7        93.5
Assets under management (2)                         48,075    32,510      47.9      48,075      32,510        47.9
-------------------------------------------------------------------------------------------------------------------

   (1) Operating cash flow (net income plus amortization and depreciation) on a per-share basis is calculated under the same method used for fully diluted earnings per share and is presented as an additional measure of operating performance, not as a substitute for earnings per share.
   (2)  At period end.


SUMMARY OF OPERATING RESULTS

- The addition of the Flagship mutual funds and the Rittenhouse managed accounts, together with the benefits of a restructuring of the Company's existing institutional managed account business and an increase in investment banking activity provided most of the increase in gross revenues for the three month and nine month periods ended September 30, 1997 when compared to the same periods of the prior year. This increase was partially offset by a decline in interest income earned on short-term investments.

- Expenses for the period increased when compared to the same period of the prior year primarily due to an increase in advertising and promotional costs, goodwill amortization, amortization of the costs associated with the launch of the growth and income fund products and incremental personnel and operating expenses resulting from the acquisitions of Flagship and Rittenhouse.

                                     (12)

The following discussion and analysis contains important information that should be helpful in evaluating the Company's results of operations and financial condition, and should be read in conjunction with the consolidated financial statements and related notes.

RESULTS OF OPERATIONS

Total advisory fee income earned during any fiscal year is directly related to the market value of the assets managed by the Company. Advisory fee income will increase with a rise in the level of assets under management, which occurs with the sale of fund shares, deposits into individually managed accounts, the acquisition of assets under management from other advisory companies, or through increases in the value of portfolio investments. Sales may include shares of new or existing funds or managed accounts. Fund shares may be sold either to new or existing shareholders. Assets under management may also increase as a result of reinvestment of distributions from unit trusts sponsored by the Company into shares of the mutual funds. Fee income will decline when managed assets decline, as would occur when the values of fund portfolio investments decrease or when mutual fund redemptions or managed account withdrawals exceed sales.

Investment advisory fee income, net of expense reimbursements, from assets managed by the Company is shown in the following table:

-----------------------------------------------------------------------
     NUVEEN MANAGED FUNDS AND ACCOUNTS
     INVESTMENT ADVISORY FEES
     (in thousands)



                            Three Months Ended    Nine Months Ended
                               September 30,        September 30,
                           1997        1996       1997        1996
                        ----------- ----------  ---------  ----------
Managed Funds:
 Mutual Funds               $12,034    $ 6,358   $ 33,694    $ 18,972
 Exchange-Traded
 Products                    39,611     38,786    116,476     115,939
 Money Market Funds             961      1,067      2,872       3,372
 Managed Accounts (1)         3,937        180      5,102         543
                        ----------- ----------  ---------  ----------
 Total                      $56,543    $46,391   $158,144    $138,826
                        =========== ==========  =========  ==========

  (1) For 1997 periods, includes one month of advisory fee income earned on assets managed by Rittenhouse.


                                     (13)

The following table summarizes net assets under management:
-------------------------------------------------------------------
     NUVEEN MANAGED FUNDS AND ACCOUNTS
     NET ASSETS UNDER MANAGEMENT (1)
     (in millions)


                        September 30,  December 31,  September 30,
                            1997           1996          1996
                        -------------  ------------  -------------
Managed Funds:
 Mutual Funds                 $10,705       $ 5,930        $ 5,409
 Exchange-traded
 Products                      25,799        25,434         25,267
 Money Market Funds               967         1,004          1,061
 Managed Accounts              10,604           823            773
                        -------------  ------------  -------------
TOTAL                         $48,075       $33,191        $32,510
                        =============  ============  =============

     (1)  Excludes the unit trust assets under surveillance.
-------------------------------------------------------------------


Total advisory fees for the three month and nine month periods ended September 30, 1997 increased over the comparable periods of the prior year as a result of the higher levels of average assets under management relating principally to the Flagship and Rittenhouse acquisitions. Mutual fund assets under management at September 30, 1997 increased 81% from December 31, 1996 and 98% from September 30, 1996. This increase resulted from the acquisition of $4.2 billion of assets from Flagship, the introduction of the growth and income fund products in late 1996 and early 1997, sales of fund shares over the periods, and appreciation in the underlying value of the portfolio investments. This increase was partially offset by share redemptions in the mutual funds. Managed account assets under management increased $9.8 billion from December 31, 1996 and September 30, 1996 due to the acquisition of $9.4 billion and $400 million in managed account assets from Rittenhouse and Flagship, respectively, and net sales of retail managed accounts during those periods, partially offset by the effect of the December 1996 restructuring of certain institutional accounts previously managed through a joint venture between the Company and Duff & Phelps. The change in fees earned on exchange-traded funds principally reflects the impact of the movement of interest rates on the value of the investment portfolios. Average money market net assets under management continued to decrease due to relatively low short-term interest rates, a strong equity market and strong competition from sponsors of competing money market products.

                                     (14)

Sales of investment products for the three month period and nine month period ended September 30, 1997 and 1996 are shown below.

-------------------------------------------------------------------------------
  GROSS INVESTMENT PRODUCT SALES
     (in millions)


                          Three Months Ended            Nine Months Ended
                             September 30,                September 30,
                          1997           1996          1997           1996
                      -------------  ------------  -------------  -------------
Unit Trusts                  $  168        $  275         $  611          $ 766
Mutual Funds                    228            49            731            135
Exchange-traded
funds                            25             -             25              -
Managed Accounts                356            31            540             85
                      -------------  ------------  -------------  -------------
Total                        $  777        $  355         $1,907          $ 986
                      =============  ============  =============  =============

-------------------------------------------------------------------------------

The introduction of the Company's growth and income fund family of products together with integration of the Flagship mutual funds and the Flagship distribution systems contributed significantly to an increase in the sale of mutual funds for the first nine months and third quarter of 1997 over the first nine months and third quarter of 1996 and a resultant increase in distribution revenue for the period. However, the municipal mutual funds experienced net redemptions for the first nine months of the year as demand for municipal products remained relatively flat for the year, continuing last year's trend. This trend is primarily due to competition from strong equity markets and investor concerns that interest rates will increase with a potentially expanding economy. Likewise, sales of municipal unit trusts and the related distribution revenue were lower in the first nine months of 1997 when compared to the first nine months of 1996 as absolute yields continue to be too low to attract significant investor interest in the trusts.

Sales of managed accounts increased during the first nine months of 1997 as compared to the same period last year as Flagship's managed account business was combined with the Company's managed account business for the full nine months of the year coupled with one month of Rittenhouse account sales. One of the exchange-traded funds sponsored by the Company issued $25 million in preferred stock in late September. Sales of managed accounts and exchange-traded preferred stock do not impact the Company's underwriting and distribution revenue as there is no transaction-based revenue associated with those products.

The Company records positioning profits or losses from changes in the market value of unit trust inventories and fixed income securities held for future deposits into unit trusts, and from realized gains or losses on temporary investments in newly sponsored mutual funds. During the first three quarters of the year, the Company recognized positioning gains of $821,000 compared to losses of $602,000 recognized during the first three quarters of 1996. The Company manages the interest-rate risk on the unit trust and fixed income inventories by controlling inventory levels for both unit trusts and fixed income securities, by timing deposits of new unit trusts to coincide closely with expected demand, and, on occasion, by hedging these inventories against fluctuations in interest rates using financial futures.

Investment banking revenues include both new issue underwriting profits and fee income earned from various financial advisory activities. During the first nine months of 1997


                                     (15)
investment banking revenues increased 72% from $5.4 million to $9.3 million due to an increase in both negotiated underwritings and financial advisory activity during the period when compared to the first nine months of 1996.

Compensation and related benefits increased 5% when comparing the first three quarters of 1997 and 1996. Although the Company recognized an increase in salary expense with the addition of approximately 60 former Flagship employees for the full nine months of the year and the addition of approximately 80 Rittenhouse employees for the month of September, the increase was mostly offset by new compensation arrangements beginning in 1996 which shift a portion of cash incentive awards to equity incentive awards in the form of restricted stock and options and a decline in expense associated with equity awards granted pursuant to the Company's 1992 Special Incentive Plan. Expense associated with the 1992 awards was tied to a vesting schedule, with substantially all awards being vested by July 1996.

Advertising and promotional expenditures increased for the first nine months of 1997 when compared to the same period of the prior year primarily as a result of an advertising and promotional campaign in the first and second quarters to support the launch of the new growth and income mutual fund products and increased production of prospectuses and other marketing materials needed to market a growing number of products.

Goodwill amortization of $2.3 million was recorded during the first nine months of 1997 which relates primarily to the acquisition of Flagship on January 2, 1997 and Rittenhouse on August 31, 1997.
The Company expects to amortize goodwill purchased over approximately a 30 year period for both acquisitions.

During December 1996 and the first five months of 1997, the Company offered shares of the Company's growth and income fund family on a load-waived basis. During this period, the Company compensated selling firms with commissions on approximately $600 million of fund share sales. The Company is amortizing these costs over a three year period. Amortization expense recorded during the first three quarters of the year amounted to $4.8 million.

Other operating expenses increased $4.9 million over the nine month period ended September 30, 1997 when compared to the same period of the prior year due to an increase in interest expense of $670,000, and to increases in operating expenses resulting from the addition of Flagship and Rittenhouse personnel.

CAPITAL RESOURCES, LIQUIDITY
AND FINANCIAL CONDITION

The Company's principal businesses are not capital intensive and, historically, the Company has met its liquidity requirements through cash flow generated by the Company's operations. The Company, however, occasionally utilizes available, uncommitted lines of credit, which exceed $400 million, to satisfy additional periodic, short-term liquidity requirements. Additionally, in early August, the Company entered into a $200 million committed, three-year revolving credit facility with a group of banks to ensure an ongoing liquidity source for general corporate purposes.

On August 31, 1997, the Company acquired Rittenhouse, a nationally-known equity and balanced account manager, for a cash purchase price of $145 million. To finance the


                                     (16)
transaction the Company used $95 million of existing cash and drew
$34 million from the aforementioned committed credit line.  On
November 17, the Company will pay the final amount due of approximately $16 million also from this credit line.

The Company completed the acquisition of Flagship for cash and preferred stock with a total value of approximately $63 million on January 2, 1997. Additional payments, which are contingent on the significant future growth in the Company's municipal mutual funds, could amount to as much as $20 million over the next four years. The $45 million cash portion of the purchase price was financed with internal cash.

At September 30, 1997, the Company held in its treasury 6,918,041 shares of common stock acquired in open market transactions and in transactions with its parent company, The St. Paul Companies, Inc., as part of ongoing stock repurchase programs. During February 1997, the Board of Directors authorized the purchase of 3.5 million shares to be prorated between Class A and Class B shares, based on the total number of shares outstanding. During the first nine months of 1997, the Company repurchased a total of 1,782,169 of its outstanding common shares, comprised of 397,750 Class A shares and 1,384,419 Class B shares, which automatically converted to Class A after repurchase.

The Company is remarketing agent for various issuers of VRDOS with an aggregate principal value in excess of $1.7 billion at September 30, 1997. Although remarketing agents, including the Company, are only obligated to use their best efforts in locating purchasers for the VRDOS, they frequently repurchase VRDOS for resale to other buyers within a few days. During temporary periods of imbalance between supply and demand for VRDOS, the Company may hold larger balances of such obligations for resale. Substantially all VRDOS for which the Company is remarketing agent are secured by letters of credit obtained by the issuer from top-rated third-party providers, including major commercial banks and insurance companies. At September 30, 1997, and December 31, 1996, the Company held $16 million and $100 million, respectively, of VRDOS, which are classified in its consolidated balance sheets as "Temporary Investments Arising from Remarketing Obligations". The Company's average daily inventory of VRDOS was $34 million during the first nine months of 1997 and $18 million during all of 1996.

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

John Nuveen & Co. Incorporated, the Company's wholly owned broker/dealer subsidiary, is subject to the Securities and Exchange Commission Rule 15c3-1, the "Uniform Net Capital Rule", which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, as these terms are defined, shall not exceed 15 to 1. At September 30, 1997, its net capital ratio was 1.63 to 1 and its net capital was $25.8 million which is $23.0 million in excess of the required net capital of $2.8 million.



                                     (17)

Management believes that cash provided from operations and borrowings available under its committed credit facility will provide the Company with sufficient liquidity to meet its operating needs for the foreseeable future.


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



                                     (18)

                           PART II  OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

     As previously reported most recently in the Form 10-Q for the quarter ending June 30, 1997, a lawsuit brought in June, 1996 by certain shareholders is currently pending in federal district court for the Northern District of Illinois against John Nuveen & Co. Incorporated, Nuveen Advisory Corp., six Nuveen investment companies (collectively, the "funds") and two of the Funds' former directors seeking unspecified damages, an injunction and other relief. The suit also seeks certification of a defendant class consisting of all Nuveen-managed leveraged funds. The complaint is filed on behalf of a purported class of present and former shareholders of all Nuveen leveraged investment companies, including the Funds, which allegedly engaged in certain practices which plaintiffs allege violated various provisions of the Investment Company Act of 1940 and common law. Plaintiffs allege among other things, breaches of fiduciary duty and various misrepresentations and omissions in disclosures in connection with the use and maintenance of leverage through the issuance and periodic auctioning of preferred stock and the payment of management and brokerage fees to Nuveen Advisory Corp. and John Nuveen & Co. Incorporated. The defendants are vigorously contesting this action and have filed motions to dismiss the entire action which are pending.


ITEM 2.  CHANGES IN SECURITIES

         Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

ITEM 5.  OTHER INFORMATION

         Not Applicable


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


     a) The following exhibits are included herein:

        (27) Financial Data Schedule

     b) Report on Form 8-K. Form 8K dated July 22, 1997 reporting under
        Item 5 Other Events that the Company had entered into an agreement with George W. Connell to purchase all the oustanding stock of Rittenhouse Financial Services, Inc. Also reported under Item 7 Financial Statements, Pro Forma Financial Information and Exhibits was the Press Release, dated July 15, 1997, relating to the announcement of the acquisition.

     c) Report on Form 8-K. Form 8-K dated August 31, 1997 reporting under
        Item 5 Other Events the announcement that the Company had completed the acquisition of Rittenhouse Financial Services, Inc. Also reported under Item 7 Financial Statements, Pro Forma Financial Information and Exhibits was the Press Release dated September 2, 1997 relating to the completion of such acquisition.

                                     (19)

                                   SIGNATURE



          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                  THE JOHN NUVEEN COMPANY
                                  (Registrant)










DATE:  November 13, 1997          By /s/ John P. Amboian
                                  ---------------------------------
                                  John P. Amboian
                                  Executive Vice President,
                                  Chief  Financial Officer





                                  By /s/ O. Walter Renfftlen
DATE:  November 13, 1997          ---------------------------------
                                  O. Walter Renfftlen
                                  Vice President and Controller
                                  (Principal Accounting Officer)


















                                      (20)