Form 10-K
period 1997-12-31
NUVEEN JOHN COMPANY
filed 1998-03-30
CIK 885708

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

     X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
   ----              OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
   ----              OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM         TO
                                              -------   ------
                         Commission file number 1-11123

                            THE JOHN NUVEEN COMPANY
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                     36-3817266
       (State or other jurisdiction of                      (I.R.S. Employer
        incorporation or organization)                      Identification No.)

               333 WEST WACKER DRIVE
                 CHICAGO, ILLINOIS                               60606
     (Address of principal executive offices)                 (Zip Code)

    REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:          312-917-7700
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

                                Yes  X      No
                                   -----      -----
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                             -----

     The aggregate market value of the outstanding Common Stock held by non-affiliates of the Registrant on March 19, 1998 was $228,154,000.

     The number of shares of the Registrant's Common Stock outstanding at March 19, 1998, was 31,893,551 consisting of 7,451,813 shares of Class A Common Stock, $.01 par value, and 24,441,738 shares of Class B Common Stock, $.01 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 1997 are incorporated by reference into Parts II and IV of
this report.   Portions of Registrant's Proxy Statement relating to the annual meeting of stockholders to be held May 7, 1998 are incorporated by reference into Parts I and III of this report.

                                     PART I

ITEM 1. BUSINESS

GENERAL

     The John Nuveen Company (together with its subsidiaries, the "Company") specializes in the sponsorship, marketing and management of fixed income and equity investment products, and in municipal and corporate investment banking services. The Company sponsors investment products ("Investment Products"), including unit investment trusts ("UITs"), mutual funds and money market funds ("Money Market Funds") (together, "Mutual Funds"), and closed-end funds that issue common stock traded on stock exchanges in the United States and, in some cases, also issue preferred stock ("MuniPreferred(R) Stock") ("Exchange-Traded Funds").

     The Company has five subsidiaries including John Nuveen & Co. Incorporated ("Nuveen & Co."), a registered broker and dealer in securities under the Securities Exchange Act of 1934 and four investment advisory subsidiaries registered under the Investment Advisers Act of 1940. These include Nuveen Advisory Corp. ("NAC"), Nuveen Institutional Advisory Corp. ("NIAC"), Nuveen Asset Management Inc. ("NAM") and Rittenhouse Financial Services, Inc. ("Rittenhouse"). NAC and NIAC provide investment advice to and administer the business affairs of the Nuveen family of management investment companies. NAM and Rittenhouse provide investment management services for individuals and institutional investors, while Rittenhouse also acts as a sub-advisor and portfolio manager to certain funds advised by NIAC.

     The Company's principal businesses consist of sponsoring and providing investment advisory, administrative and distribution services to the Mutual Funds and Exchange-Traded Funds (together, "Managed Funds", the "Funds" or "Nuveen Funds"), providing investment management services for individual and institutional investment accounts ("Managed Accounts"), sponsoring and distributing UITs and monitoring their portfolios, underwriting and trading municipal bonds, and providing other municipal and corporate finance investment banking services.

     The Company is the successor to a business formed in 1898 by Mr. John Nuveen to serve as an underwriter and trader of municipal bonds. This core business was augmented in 1961 when the Company developed and introduced its first tax-free UIT, which is a fixed portfolio of municipal securities selected and purchased by the Company and deposited in a trust. The Company introduced its first tax-free Mutual Fund in 1976 (the year in which Congress first permitted management investment companies investing in municipal securities to pay dividends that retain their tax-exempt character), its first tax-free Money Market Fund in 1981, and its first tax-free Exchange-Traded Fund in 1987. The Company began providing individual managed account services to investors in early 1995 and sponsored its first taxable equity Mutual Fund during 1996.
The Company expanded its UIT product line in mid 1997 to include UITs in which the underlying trust assets were comprised of equities, treasury bonds and corporate bonds.

     On January 2, 1997, the Company completed the acquisition of Flagship Resources Inc. ("Flagship") and its wholly owned subsidiaries, Flagship Financial Inc., a registered investment adviser under the Investment Advisers Act of 1940, and Flagship Funds Inc., a registered broker-dealer under the Securities Exchange Act of 1934. At December 31, 1996, Flagship managed over $4.2 billion in predominantly tax-exempt, open-end mutual funds and approximately $400 million in managed accounts for individual investors. Upon the completion of the acquisition, Flagship Financial Inc. became a wholly owned subsidiary of the Company and changed its name to Nuveen Asset Management Inc. NAM now is primarily responsible for providing private investment management services to individual and institutional managed accounts with both balanced portfolios of equity and municipal securities and portfolios invested exclusively in municipal securities. Flagship Funds Inc. was combined into the Company's broker/dealer subsidiary.

     On August 31, 1997 the Company completed the acquisition of Rittenhouse Financial Services, a nationally known equity and balanced account manager. Rittenhouse specializes in managing individual portfolios for high net worth individuals. Rittenhouse's main products are equity and balanced portfolios that seek attractive long-term capital appreciation with moderate risk through investments primarily in quality, large capitalization companies. Rittenhouse managed approximately $9 billion in assets at the acquisition date. It is maintained as a separate wholly-owned subsidiary of the Company.

     The Company was incorporated in the State of Delaware on March 23, 1992 as a wholly-owned subsidiary of The St. Paul Companies, Inc. ("St. Paul"). Nuveen & Co., the predecessor of the Company, had been a wholly-owned subsidiary of St. Paul since 1974. During 1992, St. Paul sold in a public offering a portion of its ownership interest in the Company. As of the date of this report, St. Paul owned approximately 77% of the outstanding voting securities of the Company.

     The following series of tables including Assets Under Management, Gross Sales of Investment Products, Redemptions, and Investment Advisory Fees, provide detailed financial data which should be helpful in understanding the Company's Investment Products businesses and should be referred to while reading the separate product discussions which follow the tables.

ASSETS UNDER MANAGEMENT

     The following table shows net assets managed by the Company at December 31 of each of the past three years including Managed Funds and Managed Accounts. The Company does not include UITs under surveillance in net assets under management since the trusts are not actively managed and do not generate on going advisory fees.

                          NET ASSETS UNDER MANAGEMENT
                                 (IN MILLIONS)

                                                         December 31,
                                                 -------------------------
                                                  1997     1996     1995
                                                 -------  -------  -------
Managed Funds
  Mutual Funds -Tax-Free......................   $ 9,753  $ 5,434  $ 5,457
  Mutual Funds -Taxable.......................     1,132      496        -
  Exchange-Traded Funds - Tax-Free ...........    26,117   25,434   25,784
  Money Market Funds - Tax-Free ..............       970    1,004    1,113
Managed Accounts..............................    11,622      823      688
                                                 -------  -------  -------
        Total.................................   $49,594  $33,191  $33,042
                                                 =======  =======  =======

     Mutual Funds - Tax-Free reported in 1997 include $4.2 billion in assets formerly managed by Flagship prior to its acquisition by the Company on January 2, 1997. Included in Managed Accounts at December 31, 1997 are approximately $10 billion in assets managed by Rittenhouse.

GROSS SALES OF INVESTMENT PRODUCTS

The following table summarizes gross sales data for the Company for the past three years including UITs, Managed Funds and Managed Accounts.

                       GROSS SALES OF INVESTMENT PRODUCTS
                                 (IN THOUSANDS)


                                   Year Ended December 31,
                           -------------------------------------
                                1997         1996         1995
                           -----------  -----------  -----------
UIT (par value):
 Primary UITs - Tax-Free    $  555,743   $  812,813   $  943,829
 .......................
 Primary UITs - Taxable         82,352            -            -
 .......................
 Secondary UITs.........       118,944      150,326      148,859
                            ----------  -----------  -----------

  Total.................    $  757,039   $  963,139   $1,092,688
                            ----------  -----------  -----------

Managed Funds:
 Mutual Funds:
  Tax-Free..............    $  600,240   $  154,159   $  179,281

  Taxable...............       350,377      494,533            -
                            ----------  -----------  -----------

   Total................    $  950,617   $  648,692   $  179,281
                            ----------  -----------  -----------


 Exchange-Traded Funds..    $  125,000   $        -   $        -
                            ----------  -----------  -----------

  Total Managed Funds...    $1,075,617   $  648,692   $  179,281
                            ----------  -----------  -----------

 Managed Accounts.......    $1,192,904   $  134,573   $  346,010
                            ----------  -----------  -----------

 Total Gross Sales......    $3,025,560   $1,746,404   $1,617,979
                            ==========  ===========  ===========

     Sales of Mutual Funds in 1997 reflect, in part, contributions from the distribution and sales staff acquired by the Company from Flagship. Sales of Taxable Mutual Funds in 1996 are exclusively those of the Nuveen Growth and Income Stock Fund sold through a special offering to current Nuveen and Flagship fund shareholders and to current Nuveen unit trust holders. Managed Account sales in 1997 include four months of Rittenhouse activity.

REDEMPTIONS

     The following table summarizes redemptions for Managed Funds and Managed Accounts for the past three years. Exchange-Traded Funds are traded on the national securities exchanges and do not continually offer to sell or redeem their shares and are therefore not included in this table. Redemptions of Mutual Funds - Tax-Free during 1997 includes redemptions from both Nuveen and former Flagship fund shareholders. The acquisition of Flagship in 1997 increased the Company's tax-free mutual fund assets under management by approximately 74%.


                                  REDEMPTIONS
                                 (IN THOUSANDS)

                                         Year Ended December 31,
                                     -------------------------------
                                        1997        1996      1995
                                     -----------  --------  --------
Managed Funds:
 Mutual Funds - Tax-Free .......      $1,136,935  $644,071  $577,546
 Mutual Funds - Taxable ........          96,923     5,146     -
                                     -----------  --------  --------
  Total.........................      $1,233,858  $649,217  $577,546
                                     -----------  --------  --------

Managed Accounts................      $  471,578  $   -     $  -
                                     -----------  --------  --------
Total...........................      $1,705,436  $649,217  $577,546
                                     ===========  ========  ========

INVESTMENT ADVISORY FEES

     Management fees earned from assets managed by the Company for each of the past three years including Mutual Funds, Exchange-Traded Funds and Managed Accounts, are shown in the following table. UITs sold by the Company do not generally produce ongoing advisory fees.

                            INVESTMENT ADVISORY FEES
                                 (IN THOUSANDS)


                                                          Year Ended December 31,
                                                    ------------------------------------
                                                       1997        1996         1995
                                                    ----------  -----------  -----------
Managed Funds:
 Mutual Funds:
  Management fees ..........................          $ 51,562     $ 26,124     $ 24,809
  Less:  Reimbursed expenses ...............            (5,753)        (629)        (897)
                                                    ----------  -----------  -----------
   Net management fees .....................          $ 45,809     $ 25,495     $ 23,912
                                                    ----------  -----------  -----------
 Exchange-Traded Funds:
  Management fees ..........................          $156,392     $155,172     $153,777
                                                    ----------  -----------  -----------
 Money Market Funds:
  Management fees ..........................          $  4,317     $  4,925     $  5,359
  Less:  Reimbursed expenses ...............              (516)        (495)        (336)
                                                    ----------  -----------  -----------
   Net management fees .....................          $  3,801     $  4,430     $  5,023
                                                    ----------  -----------  -----------
    Total Managed Funds ....................          $206,002     $185,097     $182,712
                                                    ----------  -----------  -----------
Managed Accounts:
 Advisory fees .............................          $ 15,633     $    748     $    423
                                                    ----------  -----------  -----------
   Total....................................          $221,635     $185,845     $183,135
                                                    ==========  ===========  ===========

THE NUVEEN MANAGED FUNDS

     OVERVIEW

     At December 31, 1997, approximately 77% of the Investment Products managed by the Company were invested in portfolios of tax-exempt municipal bonds.
While the investment objectives of these Funds vary, each has a primary investment objective to provide as high a level of current interest income exempt from regular federal (and in some cases, state and local) income tax as is consistent with preservation of capital. Each municipal bond Mutual Fund has historically invested substantially all of its assets in a diversified portfolio of municipal bonds which are rated within the four highest investment grades.

     Taxable Mutual Funds include Funds which may invest in equity and other taxable securities as well as tax-exempt securities. The Nuveen Growth and Income Stock Fund, first introduced during 1996 seeks to provide over time a superior return from a diversified portfolio consisting primarily of under-valued equity securities with market capitalizations of at least $500 million. During 1997, the Company introduced and marketed two new taxable funds including a balanced municipal bond and stock fund and a balanced stock and bond fund. Also early in 1998, the Company began marketing the Nuveen Rittenhouse Growth Fund. This fund invests in a portfolio of equity securities of U.S.-based large capitalization companies that have a history of consistent earnings and dividend growth.

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

     The Exchange-Traded Funds invest exclusively in tax-free investment portfolios which are also actively-managed; these funds, however do not continually offer to sell and redeem their shares. Rather, daily liquidity is provided by the ability to trade the shares of these funds on the national securities exchanges, at a price that may be above or below the share's net asset value. The Exchange-Traded Funds include insured and uninsured national and single-state funds. Most of the Exchange-Traded Funds have a "leveraged" capital structure; these funds issue MuniPreferred Stock that pay dividends at rates based on short-term tax-free interest rates, while the capital raised by the sale of the MuniPreferred Stock is invested by the funds in longer-term municipal securities. So long as the return provided by these longer-term investments, net of expenses, exceeds the current dividend rate on the preferred stock, investors in the common stock of leveraged funds realize a higher rate of return than if the fund were not leveraged. Leverage results, however, in greater volatility of the net asset value of shares of common stock of leveraged funds and possibly in their market value as well. In addition, fluctuations in the preferred stock dividend rate will affect the return to holders of common stock. To the extent that the dividend rate on the preferred stock increases (e.g., in the event of a rise in short-term interest rates), the income to fund dividends for common shareholders will be reduced. If the preferred stock dividend rate were to exceed the rate of return on the investment portfolio for an extended period, holders of common stock would realize a lower rate of dividend return than if the fund were not leveraged.

     The Exchange-Traded Funds also include a managed fund containing bonds with intermediate effective maturity characteristics (the "Select Maturities Fund"), and the Select Portfolios (the "Portfolios"), a series of investment portfolios which are managed for stability of income and, unlike the other Nuveen Exchange-Traded Funds, have a finite life and provide for a liquidating distribution of assets to investors upon reaching a fixed termination date.

     The common shares of most of the Exchange-Traded Funds are listed on the New York Stock Exchange; the shares of the remaining Funds are listed on the American Stock Exchange. The common shares of the Exchange-Traded Funds trade in the open market at a price that is influenced by several factors including supply and demand, net asset value and yield. Common shares of the Exchange-Traded Funds may trade at a premium or a discount to net asset value. During 1997 some Exchange-Traded Fund shares traded at a discount while others traded at a premium to net asset value. Furthermore, some fund shares traded at both premiums during certain periods of the year and at discounts during other periods. The Board of Directors of each Exchange-Traded Fund has determined that, at least annually, it will consider action that might be taken to reduce or eliminate any sustained material discount to net asset value at which such shares may be trading. This action may include the repurchase of such shares in the open market or in private transactions, the making of a tender offer for such shares at net asset value, or a proposal to the shareholders to convert the Fund to an open-end investment company. The consequence of any such action, if taken, could be a reduction in both the aggregate net assets of the Exchange-Traded Funds and in the management fee paid by such Funds to NAC or NIAC.

     The Nuveen Funds include five Money Market Funds. These funds seek to maintain a stable net asset value of $1.00 per share. Although under no legal obligation to do so, in the past some money market fund managers, including the Company, have voluntarily, and at their own expense, taken action to protect the value of fund assets when portfolio bond credit or related financial guarantees have deteriorated. These actions have included, in the case of several money market fund sponsors, purchasing securities from the fund portfolio at par, and in the case of the Company, arranging for supplemental credit and liquidity enhancements in order to preserve the value of the fund's investment. Although the Company is under no obligation to do so, circumstances may arise in the future in which the Company may determine to take similar action; such action could involve substantial expense to the Company.

     The Money Market Funds managed by the Company have obtained commitments (each, a "Commitment") from MBIA Insurance Corporation ("MBIA") with respect to certain designated bonds held by the Money Market Funds for which credit support is furnished by banks ("Approved Banks") approved by MBIA under its established credit approval standards. Under the terms of a Commitment, if NAC were to determine that certain adverse circumstances relating to the financial condition of an Approved Bank had occurred, it could cause MBIA to issue a "while-in-fund" insurance policy covering the underlying bonds; after time and subject to further terms and conditions, the adviser could obtain from MBIA an "insured-to-maturity" insurance policy as to the covered bonds. Each type of insurance policy would insure timely payment of interest on the bonds and payment of principal at maturity. Although such insurance would not guarantee the market value of the bonds or the value of the Money Market Funds' shares, the Company believes that the ability to obtain insurance for such bonds under such adverse circumstances would enable the Money Market Funds to hold or dispose of such bonds at a price at or near their par value.

     ADVISORY FEES

     NAC and NIAC provide investment management services to the Funds and the Portfolios, pursuant to investment management agreements, and receive fees based on each Fund's average daily net assets or on a combination of the average daily net assets and gross interest income. Institutional Capital Corporation ("ICAP") performs portfolio management services on behalf of three of the equity Mutual Funds pursuant to a sub-advisory agreement with NIAC. Rittenhouse, a wholly-owned subsidiary of the Company, performs portfolio management services for the Nuveen Rittenhouse Growth Fund pursuant to a sub-advisory agreement with NIAC.

     The Company's management fee schedules currently provide for maximum fees ranging from .40 of 1% to .50 of 1% of net asset value annually in the case of the Money Market Funds, .45 of 1% to .55 of 1% in the case of the tax-free Mutual Funds and .50 of 1% to .85 of 1% in the case of the taxable Mutual Funds. Maximum fees in the case of the Exchange-Traded Funds currently range from .50 of 1% to .65 of 1%, except that with respect to the Portfolios, the investment management agreements provide for annual management fees ranging from .25 of 1% to .30 of 1%. In each case, the management fee schedules provide for reductions in the fee rate at greater asset levels.

     The Company pays ICAP, the sub-adviser for the Nuveen Growth and Income Stock Fund and two balanced funds, a portfolio management fee for sub-advisory services based on the aggregate amounts of assets in all funds they sub-advise at a maximum rate of .35 of 1% of the average daily equity net assets of the funds and a maximum fee of .20 of 1% with respect to the average daily balance of any taxable fixed-income investments in the funds. These rates decline when specified asset levels are reached.

     INVESTMENT MANAGEMENT AGREEMENTS

     Each Fund has entered into an investment management agreement with NAC or with NIAC (each, an "Adviser"). Although the specific terms of each such agreement vary, the basic terms of the agreements are similar. Pursuant to the agreements, the Adviser provides overall management services to each of the Funds, subject to the supervision of each Fund's Board of Directors and in accordance with each Fund's fundamental investment objectives and policies.
The investment management agreements are approved by Fund shareholders and their continuance must be approved annually by the directors of the respective Funds, including a majority of the directors who are not "interested persons" of the Adviser, as defined in the Investment Company Act. Amendments to such agreements typically must be approved by Fund shareholders. Each agreement may be terminated without penalty by either party upon 60 days written notice, and terminates automatically upon its assignment (as defined in the Investment Company Act and the Investment Advisers Act). Such an "assignment" will take place in the event of a change in control of the Adviser. Under the Investment Company Act, a change in control of the Adviser would be deemed to occur in the event of certain changes in the ownership of the Company's voting stock. The termination of the investment management agreements for any reason could have a material effect on the Company's business and results of operations.

     Each Fund bears all expenses associated with its operation and the issuance and, in the case of the Money Market and Mutual Funds, redemption of its securities, except for the compensation of directors and officers of the Fund who are employed by the Company and/or the Adviser. Some investment management agreements provide that, to the extent certain enumerated expenses exceed a specified percentage of a Fund's or a Portfolio's average net assets for a given year, the Adviser will absorb such excess through a reduction in the management fee and, if necessary, pay such expenses so that the year-to-date net expense will not exceed the specified percentage. In addition, the Company may waive all or a portion of its advisory fee to a Fund, and reimburse expenses, for competitive reasons. During 1997, the expense ratios specified under these arrangements ranged from .45% for certain of the Money Market Funds, to .75% for certain of the tax-free long-term Mutual Funds, to .975% for long-term tax-free Mutual Funds whose portfolio bonds are insured by a third party insurer. Expense limits on the taxable mutual funds sponsored by the Company range from .85% to 1.10% of the funds' average net assets. The Company reimbursed expenses for Mutual Funds and Money Market Funds including voluntary waivers aggregating to $6,269,000 during the year ended December 31, 1997. Although the Company expects to continue voluntary waivers in the future in order for the Company's products to remain competitive in the market, it does not expect such amounts will have a material effect on the results of its operations.

     PORTFOLIO MANAGEMENT AND RESEARCH

     Each Adviser is responsible for the execution of the investment policy of the various Funds it advises. Investment decisions for each Fund are made by the portfolio manager responsible for such Fund. The Company has a very low turnover rate for its portfolio managers, and the majority of the Company's portfolio managers have devoted most of their professional careers to municipal securities within the Nuveen organization, including experience in financial analysis, research and surveillance, institutional and broker-dealer sales, securities trading, and competitive and negotiated underwriting. To support these managers, the Company maintains a municipal research department. The Company's principal method of securities evaluation is through fundamental research and valuation analysis.

     With respect to certain of the taxable Mutual Funds, the Company has entered into sub-advisory agreements with ICAP, a Chicago based institutional money manager, or with Rittenhouse to perform portfolio advisory services. ICAP employs a value-oriented approach to selecting securities for the investment portfolios. Investment decisions are made through a team approach, with all of the ICAP investment professionals contributing to the process. A key element in the decision making process is a formal investment committee meeting generally held each business day and attended by all the investment professionals. Investment recommendations are presented to the committee for decisions. These meetings also provide for ongoing review of ICAP's investment positions. ICAP has managed separate private accounts since 1971. Rittenhouse uses a disciplined stock selection process that screens U.S. exchange listed stocks for quality, liquidity and sustained growth potential. Only a small percentage of stocks that pass these screens are purchased for the fund's portfolio. Rittenhouse has been managing private accounts since 1983.

THE NUVEEN MANAGED ACCOUNTS

     In addition to services provided to Mutual Funds, the Company, through its wholly-owned subsidiaries NAM and Rittenhouse, also provides investment management services for individuals and institutional accounts which the Company refers to as Managed Accounts. At December 31, 1997, most of all such assets under management were managed by Rittenhouse.

     Through its Institutional Group, Private Client Group and Broker Sponsored Group, Rittenhouse provides investment advisory services to individuals, trusts, estates, charitable organizations, corporations, pension and profit sharing plans, banks, thrifts and investment companies. Rittenhouse manages accounts on a discretionary and non-discretionary basis.

     Rittenhouse follows a growth stock strategy that centers on identifying blue chip companies that are financially strong, global leaders and have demonstrated consistent and predictable growth in earnings and dividends.

     Services are provided to Managed Accounts pursuant to management contacts with each of the individual accounts which may be customized to suit a
particular account.   The Company generally receives fees based on the value of
the assets managed on a particular date such as the last calendar day of a quarter.

UNIT INVESTMENT TRUSTS

     OVERVIEW

     The Company is a major sponsor of unit investment trusts. Each UIT consists of a fixed portfolio of securities selected and purchased by the Company and deposited in a trust. The trustee of the UITs is not affiliated with the Company. Units of undivided beneficial interest in the portfolio of securities are sold to investors at a price equal to the per unit market price
of the securities deposited in the trust plus a sales charge.   UIT portfolios
are not actively traded; once the initial portfolio is deposited, securities can be sold only for the purpose of raising cash to pay for units that have been redeemed or sold pursuant to the Company's monitoring program; the proceeds of any securities sales must be distributed to unit holders. No new securities may be added, and securities may be exchanged or substituted only under extremely limited circumstances.

     The Company created and introduced its first municipal bond UIT in 1961, and since that date has deposited and sold units of more than 4,685 different trusts with an aggregate principal value of approximately $37.3 billion. The Company sponsors nationally diversified and single-state trusts, uninsured trusts, trusts whose portfolio bonds are insured by a third party insurer, and trusts of varying average portfolio maturities. At December 31, 1997, the Company had approximately 3,400 trusts outstanding with an aggregate market value exceeding $12 billion.

     In May of 1997, the Company expanded its trust product line to include taxable unit investment trusts. The Company presently offers units in series of an equity trust, corporate debt trust and treasury securities trust. The currently offered equity trust uses a model developed with the assistance and expertise of Standard and Poor's that seeks to select a portfolio of common stocks of companies with the potential for above average capital appreciation with a moderated level of risk as compared to the S&P 500. The corporate debt trust invests in a portfolio consisting primarily of investment grade corporate debt obligations and zero coupon U.S. Treasury Obligations. The treasury trusts invest a portfolio of U.S. Treasury Obligations that are backed by the full faith and credit of the United States Government. In addition, these trusts pass through to unitholders the exemption from state and local income taxes afforded to direct owners of U.S. Treasury Obligations.

     UIT REVENUES

     The following table shows the Company's UIT revenues during each of the last three years:

                                  UIT REVENUES
                                 (IN THOUSANDS)

                                                   Year Ended December 31,
                                                 ----------------------------
                                                   1997      1996      1995
                                                 --------  --------  --------
Distribution revenues:
  Primary UITs-Tax-free.....................       $7,192   $10,740   $12,633
  Primary UITs-Taxable......................          496         -         -
  Secondary UITs ...........................        1,701     2,010     1,565
                                                 --------  --------  --------
    Total...................................       $9,389   $12,750   $14,198
                                                 ========  ========  ========

     Units of the Company's UITs are sold to the public with a sales charge. The Company's UIT revenues include the sales charge, less an applicable concession to dealers for the placement of UIT units based on the public offering price of the units sold. For certain equity trusts, the Company receives a deferred sales charge over the ten month period following the initial sale date.

     The Company realizes profits or incurs losses to the extent that the market price of securities deposited in a trust exceeds or is less than the original cost of the securities to the Company. After the date of deposit, the Company is the holder of all of the units of the particular trust series and will realize profit or incur loss depending on whether the public offering price of units increases or decreases before the units are sold. In connection with the accumulation of bonds for deposit into newly created tax-free UITs, the Company attempts to manage its exposure to interest rate fluctuations by, among other practices, coordinating inventory levels to the rate of sale of various types of trusts and hedging through the use of futures contracts.

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

MARKETING AND DISTRIBUTION OF INVESTMENT PRODUCTS

     DISTRIBUTION

     The Company markets its investment products through registered representatives ("Registered Representatives") associated with unaffiliated national and regional broker-dealers, commercial banks and thrifts, broker-dealer affiliates of insurance agencies and independent insurance dealers, and financial planners, accountants, tax consultants and advisers associated with registered broker-dealer firms ("Retail Distribution Firms"). The Company's distribution strategy is to maximize the liquidity and distribution potential of its investment products by maintaining strong relationships with a broad array of Registered Representatives. The Company has well-established relationships with Registered Representatives in Retail Distribution Firms throughout the country. Revenue associated with relationships at any single Retail Distribution Firm did not account for as much as 5% of the Company's consolidated revenues in 1997.

     The Company currently has relationships with more than 100,000 Registered Representatives at almost 4,000 Retail Distribution Firms. These Registered Representatives participate in the Company's marketing programs to different degrees, depending upon: their interests in distributing investments provided by the Company; their perception of the relative attractiveness of the Nuveen Funds and UITs; the profiles of their customers and their clients' needs; and the conditions prevalent in financial markets. Registered Representatives may reduce or eliminate involvement in any Nuveen marketing activity at any time, or may elect to emphasize the investment products of competing sponsors, or the proprietary products of their own firm. Registered Representatives may receive compensation incentives to sell their firm's investment products or may choose to recommend to their customers investment products sponsored by firms other than the Company based on such considerations as investment performance, types and amount of distribution compensation, sales assistance and administrative service payments and level and quality of customer service. In addition, the ability of Registered Representatives to distribute the Company's Mutual Funds is subject to the continuation of a selling agreement between their firm and the Company that is terminable by either party upon 60 days notice and does not obligate the Retail Distribution Firm to sell any specific amount of Funds.
The Company currently has such selling agreements related to the Mutual Funds with over 2,000 Retail Distribution Firms.

     Shares of the Money Market Funds are sold to the public without sales charges. However, each Money Market Fund (except the Nuveen Tax-Exempt Money Market Fund, which is marketed primarily to institutions) has a plan adopted in accordance with Rule 12b-1 under the Investment Company Act (each, a "Plan") pursuant to which distributors of the Fund's shares are compensated for costs associated with distribution and administrative services they perform. For the year ended

December 31, 1997, approximately $620,000 in Plan fees were paid to distributors of the Money Market Funds. Slightly more than half of such amount was paid by the Company and the remainder was paid by the Money Market Funds.

     All of the long-term Mutual Funds have adopted a Flexible Sales Charge Program which provides investors with alternative ways of purchasing Fund shares based upon their individual needs and preferences. Class A shares may be purchased at a price equal to the Fund's net asset value plus an up-front sales charge which is calculated as a percentage of the public offering price. At the maximum sales charge level, approximately 90% to 95% of the sales charge is typically reallowed as concessions to Retail Distribution Firms. From time to time, the Company may reallow all of the sales charge to Retail Distribution Firms or waive the sales charge and advance a sales commission to such Firms in connection with marketing programs or special promotions. Additionally, purchases of Class A shares which equal or exceed $1 million may be made without an up-front sales charge, but are subject to a Contingent Deferred Sales Charge of 1% for shares redeemed within 18 months. In order to compensate Retail Distribution Firms for Class A share sales which are $1 million or greater, the Company advances a 1% sales commission at the time of sale. Class A shares are also subject to an annual Rule 12b-1 service fee, which is used to compensate securities dealers for providing ongoing financial advice and other services. Class B shares may be purchased at a price equal to the Fund's net asset value without an up-front sales charge. Class B shares are subject to an annual Rule 12b-1 distribution fee to compensate the Company for costs incurred in connection with the sale of such shares, an annual Rule 12b-1 service fee for the ongoing services of securities dealers and a Contingent Deferred Sales Charge, ranging from 5% to 1%, for shares redeemed within a period of 6 years. The Company compensates Retail Distribution Firms for sales of Class B shares at the time of sale at the rate of 4% of the amount of Class B shares sold, which represents a sales commission plus an advance of the first year's annual Rule 12b-1 service fee. Class C shares may be purchased without any up-front sales charges at a price equal to the Fund's net asset value but are subject to an annual Rule 12b-1 distribution fee designed to compensate securities dealers over time for the sale of the Fund shares, an annual Rule 12b-1 service fee used to compensate securities dealers for providing continuing financial advice and other services and a 1% Contingent Deferred Sales Charge for shares redeemed within 12 months of purchase. In addition, the Company advances a 1% sales commission to Retail Distribution Firms at the time of sale and in return, receives the first year's Rule 12b-1 distribution fee and Rule 12b-1 service fee. Class R shares are available for purchase at a price equal to the Fund's net asset value only under certain limited circumstances.

     Common Shares of the Exchange-Traded Funds are sold to the public in offerings that are underwritten by a syndication group. During the year ended December 31, 1997 no such offerings were made. However, one Exchange-Traded Fund did issue $125 million of MuniPreferred Stock during 1997.

     Services are provided to Managed Accounts pursuant to management contacts with each of the individual accounts which may be customized to suit a
particular account.   The Company generally receives fees based on the value of
the assets managed on a particular date such as the last calendar day of a quarter.

     The typical sales charge for Nuveen UITs range from 1.75% to 4.9% of the public offering price (1.78% to 5.15% of the net amount invested), with reduced sales charges at various sales breakpoints. At the maximum sales charge level, the dealer concession ranges from $1.00 to $3.20 per unit (a unit represents $100 par value of bonds in a fixed-income trust and a $10 par value of bonds in an equity trust). The sales charges for UITs in the secondary market are established based on the number of years remaining to maturity for each bond in the UIT.

     The market for the sale of unit investment trusts is relatively concentrated, with only a few sponsors accounting for a majority of total sales. Based upon the information available, the Company believes it has been one of the market share leaders in tax-free unit investment trust sales in each of the last three years. During 1997, the Company entered the taxable unit investment trust market and believes that its sales of taxable unit investment trusts accounted for less than a 5% share of this market based on the information available.
The markets for mutual funds and money market funds are highly competitive, with many participating sponsors. Based upon the information available, the Company believes that it had less than a 5% share of the market with respect to net sales of mutual funds and money market funds in each of the last three years.

     RELATIONS WITH DISTRIBUTORS

     The Company employs approximately 170 wholesalers and sales assistants who are supported by the Company's marketing department. Wholesalers work closely with individual Registered Representatives to develop their businesses. The Company's wholesalers regularly visit distributors of the Company's Investment Products to provide product information, explain new products and discuss ideas to respond to particular investor concerns. The Company provides individual Registered Representatives with daily prices, weekly, monthly and quarterly sales bulletins, monthly product statistical and performance updates, product education programs and training seminars, and promotional programs coordinated with its advertising campaigns. In addition, the Company regularly coordinates its marketing and promotional efforts with individual Registered Representatives.

     ADVERTISING AND PRODUCT PROMOTION

     To generate investor and Registered Representative interest and understanding of its Investment Products, the Company augments its marketing efforts through magazine and newspaper advertising, targeted direct mail and telemarketing sales programs and sponsorship of certain sports and civic activities. For the year ended December 31, 1997, the Company expended $18.9 million on advertising and promotional efforts.

INVESTMENT BANKING

     Nuveen & Co. underwrites and distributes municipal and corporate bonds, trades bonds in the secondary market and serves as remarketing agent for variable rate bonds. The majority of its underwritings are for governmental and not-for-profit entities and substantially all of its sales are to institutional investors including casualty insurance companies, managed municipal bond funds, sponsors of unit investment trusts (including the Company), bank portfolios, trust departments and other dealers. The constituent departments of Investment Banking responsible for these activities include Municipal Finance, Corporate Finance, Trading and Commitments, and Institutional Sales. Both Corporate and Municipal Finance furnished underwriting and/or strategic financial advisory services to health care corporations. In addition, Investment Banking may, on occasion, act as financial adviser and/or broker to municipal or other not-for-profit issuers with respect to transactions in interest rate swaps, forward transactions or other investment agreements.

     The principal sources of revenue of Investment Banking include underwriting profits and management fees derived from negotiated and competitive bond underwritings, financial advisory fees, remarketing agent fees, and profits from other principal transactions including secondary market trading and furnishing investment securities to investment banking clients incidental to their bond financing transactions.

     Revenues from the underwriting of municipal securities and fees from financial advisory and remarketing activities are set forth in the following table for each of the last three years:

                          INVESTMENT BANKING REVENUES
                                 (IN THOUSANDS)

                                    Year Ended December 31,
                                  ----------------------------
                                    1997      1996      1995
                                  --------  --------  --------
Underwriting Revenues........      $ 7,229   $ 5,154   $ 5,489
Merger and Acquisition and Other
 Financial Advisory Fees.....        4,206     4,318     3,383
Remarketing Fees.............        1,974     1,626     1,462
                                  --------  --------  --------
Total........................      $13,409   $11,098   $10,334
                                  ========  ========  ========

     The Company is remarketing agent with respect to approximately 100 issues of Variable Rate Demand Obligations ("VRDOs") representing an aggregate principal value in excess of $1.8 billion. VRDOs are municipal bonds issued with a longer term (typically 20-30 year) maturity, having variable rates of interest and options granted to the holders to put the obligations to the issuers on seven days notice and receive payments of the full principal amounts. These obligations to pay are secured by letters of credit typically issued by commercial banks. Periodically the remarketing agents, pursuant to agreements with the issuers, reset the interest rates at a level that the remarketing agent anticipates will permit them, as agents, to remarket at par any VRDOs with respect to which a notice of put has been received. Although remarketing agents, including the Company, generally are only obligated to use their best efforts in locating purchasers for the VRDOs, they frequently purchase VRDOs for resale to other buyers within a few days. During the period that the Company holds any VRDOs, it has, like any holder, the unconditional right secured by the letter of credit to put the obligation to the issuer and receive payment of the full principal amount. During temporary periods of imbalance between supply and demand for VRDOs, the Company may hold substantial amounts of such obligations for resale. The Company has come to expect such imbalances at year-end and, to a lesser extent, at each calendar quarter-end.

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

     The market value of the Company's inventory at December 31 for each of the last three years and the average daily inventory balances outstanding during each year are set forth below:

                                   INVENTORY
                                 (IN THOUSANDS)

                                                                 Average Daily Inventory
                              Inventory, at market value               (par value)
                                    on December 31,            for year ended December 31,
                            -------------------------------  -------------------------------
                              1997       1996       1995       1997       1996       1995
                            ---------  ---------  ---------  ---------  ---------  ---------
Nuveen UITs...............    $31,926    $39,206    $39,069    $35,253    $43,121    $47,945
                            =========  =========  =========  =========  =========  =========
Municipal securities
Held for:
  Deposit in UITs ........    $    30    $     -    $ 1,000    $ 2,776    $ 4,597    $ 6,036
  Resale..................        542      4,553     11,308      2,086      3,202      2,924
                            ---------  ---------  ---------  ---------  ---------  ---------

Total Municipal securities    $   572    $ 4,553    $12,308    $ 4,862    $ 7,799    $ 8,960
                            =========  =========  =========  =========  =========  =========

EMPLOYEES

     At December 31, 1997, the Company had 647 full-time employees including Rittenhouse. Employees are compensated with a combination of salary, cash bonus and fringe benefits. In addition, the Company has sought to retain its key and senior employees through competitive compensation arrangements which include equity based incentive awards.


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

REGULATION

     Nuveen & Co. is registered as a broker-dealer under the Securities Exchange Act of 1934 and is subject to regulation by the Securities and Exchange Commission (the "Commission"), the NASD Regulation, Inc., the Municipal Securities Rulemaking Board and other federal and state agencies and self-regulatory organizations. Nuveen & Co. is subject to the Commission's Uniform Net Capital Rule, designed to enforce minimum standards regarding the general financial condition and liquidity of a broker-dealer. Under certain circumstances, this rule may limit the ability of the Company to make withdrawals of capital and receive dividends from Nuveen & Co. Nuveen & Co.'s regulatory net capital has consistently exceeded such minimum net capital requirements. At December 31, 1997, Nuveen & Co. had aggregate net capital, as defined, of approximately $31 million, which exceeded the regulatory minimum by approximately $28 million. The securities industry is one of the most highly regulated in the United States, and failure to comply with related laws and regulations can result in the revocation of broker-dealer licenses, the imposition of censures or fines and the suspension or expulsion from the securities business of a firm, its officers or employees.

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

     The Company's officers, directors, and employees may, from time to time, own securities which are also held by one or more of the Funds. The Company's internal policies with respect to individual investments require prior clearance of all transactions in municipal securities, securities of Exchange-Traded Funds and securities of the Company, and reporting of all securities transactions, and restrict certain transactions so as to avoid the possibility of conflicts of interest. Additionally, employees of Rittenhouse are subject to their own internal policies with respect to the pre-clearance of the purchase or sale of securities held in adviser accounts.


ITEM 2.  PROPERTIES

     The Company, which is headquartered in Chicago, conducts its principal operations through leased offices located there and in other United States cities. The Company leases approximately 231,000 square feet of office space across the country. Management believes that the Company's facilities are adequate to serve its currently anticipated business needs.

ITEM 3. LEGAL PROCEEDINGS

     As previously reported most recently in the Form 10-Q for the quarter ending September 30, 1997, a lawsuit brought in June, 1996 by certain shareholders is currently pending in federal district court for the Northern District of Illinois against Nuveen & Co., Nuveen Advisory, six Nuveen investment companies and two of the Funds' former directors seeking unspecified damages, an injunction and other relief. The suit also seeks certification of a defendant class consisting of all Nuveen-managed leveraged funds. The complaint is filed on behalf of a purported class of present and former shareholders of all Nuveen leveraged investment companies, including the Funds, which allegedly engaged in certain practices which plaintiffs allege violated various provisions of the Investment Company Act of 1940 and common law. Plaintiffs allege among other things, breaches of fiduciary duty and various misrepresentations and omissions in disclosures in connection with the use and maintenance of leverage through the issuance and periodic auctioning of preferred stock and the payment of management and brokerage fees to Nuveen Advisory and Nuveen & Co. The defendants are vigorously contesting this action and have filed motions to dismiss the entire action which are pending.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the quarter ended December 31, 1997.

EXECUTIVE OFFICERS AND OTHER KEY OFFICERS OF THE REGISTRANT

     The names, ages and positions of the executive officers and other key officers of the Company as of December 31, 1997 are set forth below. Executive officers and other key officers of the Company serve at the discretion of the Board of Directors. Unless otherwise indicated in the following descriptions, each of the following executive officers and other key officers have held his current position with the Company or its predecessor for more than the past five years.


Executive Officers       Age  Principal Position
------------------       ---  ------------------
Timothy R. Schwertfeger  48   Chairman, Chief Executive Officer and Director
Anthony T. Dean          52   President, Chief Operating Officer and Director
John P. Amboian          36   Executive Vice President, Chief Financial
                               Officer and Secretary
Bruce P. Bedford         57   Executive Vice President

Other Key Officers
------------------
Alan G. Berkshire        37   Vice President and General Counsel
O. Walter Renfftlen      58   Vice President and Controller


     All executive officers and other key officers of the Company are elected for a one-year term. There are no family relationships between any of the Registrant's executive officers, key officers and directors, and there are no arrangements or understandings between any of these executive officers and/or key officers and any other persons pursuant to which the executive officer or key officer was selected.

     Descriptions of the business experience for the past five years of Messrs. Schwertfeger, Dean and Amboian appear on page 6 of the Registrant's Proxy Statement relating to the annual meeting of shareholders to be held on May 7, 1998 (the "1998 Proxy Statement") and are incorporated herein by reference.

     Mr. Bedford has been Executive Vice President of the Company since February 1997; prior thereto Chairman, Chief Executive Officer and Director of Flagship Resources, Inc., Flagship Funds, Inc., Flagship Financial Inc. and the Flagship funds from October 1984 until December 1996.

     Mr. Berkshire has been Vice President and General Counsel of the Company since 1997. He joined Nuveen & Co. in September 1997 as Vice President and General Counsel. Prior thereto he was a Partner at the law firm of Kirkland & Ellis since October 1992.

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



                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Information required by this item is contained in footnote 11 on page 27 and 28 of the Registrant's 1997 Annual Report to Shareholders (the "1997 Annual Report") and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     The "Five Year Financial Summary" section on page 30 of the 1997 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The "Management's Discussion and Analysis of Financial Condition and Results of Operations" section on pages 10 through 15 of the 1997 Annual Report is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data on pages 16 through 28 of the 1997 Annual Report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.



                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The "Nominees for Directors" subsection and the "Nominees for Class B Directors" subsection in the "Election of Directors" section on pages 5 through 7 of the 1998 Proxy Statement and the "Compliance with section 16(a) of the Securities Exchange Act of 1934" subsection of the Beneficial Ownership of Common Stock" section on pages 4 and 5 of the 1998 Proxy Statement, are incorporated herein by reference. Information regarding the Registrant's executive officers is included in this Part I of this report.

ITEM 11.  EXECUTIVE COMPENSATION

     The "Executive Compensation", "Retirement Plans" and "Employment Agreements" sections on pages 10 through 13, and the "Compensation of Directors" subsection in the "Election of Directors" section on page 9 of the Proxy Statement are incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The "Beneficial Ownership of the Company's Stock" section on pages 2 through 4 of the 1998 Proxy Statement is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company entered into an Employment Agreement with George Connell, who serves as Chief Investment Officer of the Company's wholly-owned subsidiary, Rittenhouse Financial Services, Inc., in connection with the acquisition of the stock of Rittenhouse from Mr. Connell. The term of the Employment Agreement continues until December 31, 2002 and the Agreement provides for Mr. Connell to receive from Rittenhouse an annual base salary of $500,000 during the term of the Agreement and to participate in such insurance programs and other fringe benefits as are available to senior management employees of Rittenhouse. Mr. Connell is the owner of 500,000 shares of the Company's Class A Common Stock, representing 6.8% of the outstanding shares of such class, according to a
Schedule 13G filed by Mr. Connell in February, 1998. These shares were acquired in open market transactions.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  FILED DOCUMENTS.  The following documents are filed as part of this report:
                                                                   Page
     1. Financial Statements:                                     Number
        ---------------------                                     ------

        Consolidated Balance Sheets - December 31, 1997 and 1996     *

        Consolidated Statements of Income - Years ended
        December 31, 1997, 1996 and 1995                             *

        Consolidated Statement of Changes in Stockholders' Equity -
        December 31, 1997, 1996 and 1995                             *

        Consolidated Statements of Cash Flows - Years ended
        December 31, 1997, 1996 and 1995                             *

        Notes to Consolidated Financial Statements                   *


        ----------------------
        * Incorporated by reference to the 1997 Annual Report, which, except as specifically incorporated by reference in this Form 10-K, shall not be deemed to be filed with the Commission.

     2. Financial Statement Schedules:   None

        All schedules are omitted because they are not required, are not applicable or the information is otherwise shown in the financial statements or notes thereto.

     3. Exhibits:

        See Exhibit Index on pages E-1 through E-4 hereof.

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

        The following management contracts and compensatory plans and arrangements have previously been filed as Exhibits 10.4 and 10.5 to the Company's 1995 Form 10-K filed on March 29, 1996 and are incorporated herein by reference:

                 Employees' Profit Sharing Plan
                 Employees' Retirement Plan

        The following management contracts and compensatory plans and arrangements have previously been filed as Exhibits 10.3(a), 10.4, 10.10(a) and 10.10(b) to the Company's 1996 Form 10-K filed on March 31, 1997 and are incorporated herein by reference:

                 Nuveen Executive Officer Performance Plan
                 Amended and Restated Employee Profit Sharing Plan
                 Management Agreement between Nuveen Investment Trust and NIAC Investment Sub-Advisory Agreement

        (b) REPORTS ON FORM 8-K.

                 None

     SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 26, 1998.

                                       THE JOHN NUVEEN COMPANY




                                        By     /s/ John P. Amboian
                                           -------------------------------
                                           John P. Amboian
                                           Executive Vice President, Chief
                                           Financial Officer and Secretary


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 26, 1998.



              Signature                                  Title
              ---------                                  -----

                  *
--------------------------------------  Chairman, Chief Executive Officer and
       Timothy R. Schwertfeger          Director (Principal Executive Officer)

                  *
--------------------------------------  President, Chief Operating Officer and
           Anthony T. Dean              Director

                  *
--------------------------------------                Director
           Willard L. Boyd

                  *
--------------------------------------                Director
           W. John Driscoll

                  *

--------------------------------------                Director
          Duane R. Kullberg

                  *
--------------------------------------                Director
        Douglas W. Leatherdale

                  *
--------------------------------------                Director
            Paul J. Liska

                  *
--------------------------------------                Director
          Patrick A. Thiele

     /s/ O. Walter Renfftlen            Vice President and Controller
--------------------------------------  (Principal Accounting Officer)
         O. Walter Renfftlen


*By     /s/ John P. Amboian
---------------------------
           John P. Amboian
     As Attorney-in-Fact for each
       of the persons indicated

                                 EXHIBIT INDEX
                                       to
                           ANNUAL REPORT ON FORM 10-K
                                    for the
                      FISCAL YEAR ENDED DECEMBER 31, 1997

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


                                                             Page No. of
                                                             Exhibit in
                                                             Sequential
Exhibit                                   Exhibit No.         Numbering
Designation         Exhibit               and Location         System
-----------         -------               ------------       -----------
*3.1         Restated Certificate    Exhibit 3.1 to
             of Incorporation of     Registration
             The John Nuveen         Statement on Form S-1
             Company                 filed on April 2,
                                     1992, File No.
                                     33-46922 (the "S-1
                                     Registration
                                     Statement")

*3.2         Amended and Restated    Exhibit 3.2 to the
             By-Laws of The John     Company's Form 10-K
             Nuveen Company          for year ended
                                     December 31, 1993
                                     filed on March 29,
                                     1994 (the "1993 Form
                                     10-K")

*10.1        Nuveen 1992 Special     Exhibit 10.1 to
             Incentive Plan          Company's Form 10-K
                                     for the year ended
                                     December 31, 1992
                                     filed on March 30,
                                     1993 (the "1992 Form
                                     10-K")

*10.1(a)     Nuveen 1996 Equity      Exhibit 4.2 to
             Incentive Award Plan    Company's Form S-8
                                     filed on July 10,
                                     1996

 10.2(a)     Form of Employment                --
             Agreement with Bruce
             P. Bedford


 *10.3(a)    Executive Officer       Exhibit 10.3(a) to the
             Performance Plan        Company's Form 10-K
                                     for the year ended
                                     December 31, 1996
                                     filed on March 31,
                                     1997 (the "1996
                                     Form 10-K")

 *10.4       Amended and Restated    Exhibit 10.4 to
             Profit Sharing Plan     Company's 1996 Form
                                     10-K

 *10.5       Amended and             Exhibit 10.5 to
             Restated Retirement     1994 Form 10-K
             Plan

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

**10.9       Investment Management   Exhibit 10.9 to Pre-
             Agreements between      effective Amendment No.
             Nuveen Advisory Corp.   1 and Exhibits 10.9 to
             and each Nuveen Fund    both the 1992 and 1993
                                     Forms 10-K

**10.10      Investment Managemnt    Exhibit 10.10 to
             Agreement between       Pre-effective
             Nuveen Institutional    Amendment No. 1 and
             Advisory Corp. and      Exhibits 10.10 to
             each Nuveen Select      both the 1992 and
             Tax-Free Income         1993 Forms 10-K
             Portfolio

 *10.10(a)   Management Agreeement   Exhibit 10.10(a) to
             between Nuveen          the 1996 Form 10-K
             Investment Trust and
             Nuveen Institutional
             Advisory Corp.

 *10.10(b)   Investment Sub-Advisory Exhibit 10.10(b) to
             Agreement               the 1996 Form 10-K
             between Nuveen
             Institutional Advisory
             Corp. and Institutional
             Capital Corporation

  10.10(c)   Management Agreement             --
             between Nuveen
             Investment Trust II and
             Nuveen Institutional
             Advisory Corp.

  10.10(d)   Investment Sub-Advisory          --
             Agreement between
             Nuveen Institutional
             Advisory Corp. and
             Rittenhouse
             Financial Services, Inc.

 *10.11(a)   Joint Venture Advisory  Exhibit 10.11(a) to
             and Administration      1995 Form 10-K
             Agreement dated
             September 29, 1995
             between Nuveen
             Institutional Advisory
             Corp. and C.H. Dean &
             Associates, Inc.

 *10.12      Tax Sharing             Exhibit 10.13 to
             Agreement between       S-1 Registration
             The St. Paul Companies  Statement
             Inc. and John Nuveen &
             Co. Incorporated

 *10.13      Registration Rights     Exhibit 10.13 to
             Agreement between       1992 Form 10-K
             The John Nuveen
             Company and The St.
             Paul Companies, Inc.

*10.14       Indemnity Agreement     Exhibit 10.14 to
             between The St. Paul    1992 Form 10-K
             Companies, Inc. and
             The John Nuveen Company

 10.15       Credit Agreement                 --
             between The John Nuveen
             Company and The First
             National Bank of Chicago

 13          Annual Report to                 --
             Shareholders for the
             fiscal year ended
             December 31, 1997

 21          List of Subsidiaries             --
             of The John Nuveen
             Company

 23          Consent of Independent           --
             Auditor

 24.1        Powers of Attorney               --

 24.2        Certified Copy of                --
             Resolutions of Board
             of Directors
             Authorizing Signatures

 27          Financial Data Schedule          --

*  Previously filed; incorporated herein by reference.
** Previously filed, other than Form of Renewal of Investment Management Agreement, which are filed herewith.