Form 10-Q
period 1998-03-31
NUVEEN JOHN COMPANY
filed 1998-05-15
CIK 885708

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q






             X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             ---
                        OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended MARCH 31, 1998

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

     At May 12, 1998 there were 31,860,886 shares of the Company's Common Stock outstanding, consisting of 7,419,148 shares of Class A Common Stock, $.01 par value, and 24,441,738 shares of Class B Common Stock, $.01 par value.

                            THE JOHN NUVEEN COMPANY

                               TABLE OF CONTENTS


                                                                Page No.


                        PART I.   FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS

            Consolidated Balance Sheets (Unaudited),
               March 31, 1998 and December 31, 1997                    3

            Consolidated Statements of Income (Unaudited),
               Three Months Ended March 31, 1998 and 1997              4

            Consolidated Statement of Changes in Stockholders'
               Equity (Unaudited), Three Months Ended March 31, 1998   5

            Consolidated Statements of Cash Flows (Unaudited),
               Three Months Ended March 31, 1998 and 1997              6

            Notes to Consolidated Financial Statements
               (Unaudited)                                             7

        ITEM 2.

            Management's Discussion and Analysis of
               Financial Condition and Results of Operations           8


                           PART II. OTHER INFORMATION

        Item 1 through Item 6                                         17

        Signatures                                                    18



                                (2)

                                       PART 1  FINANCIAL INFORMATION
                                       ITEM 1.  FINANCIAL STATEMENTS
                                          THE JOHN NUVEEN COMPANY
                                        CONSOLIDATED BALANCE SHEETS
                                                 UNAUDITED
                                     (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                            MARCH 31,         DECEMBER 31,
ASSETS                                                                         1998               1997
------                                                                      ---------         ------------



Cash                                                                           $14,095          $8,771
Securities purchased under agreements to resell                                 11,500               -
Temporary investments arising from remarketing obligations                      20,710          97,705
Management and distribution fees receivable                                     24,326          27,169
Other receivables                                                               11,939          13,548
Securities owned (trading account), at market value:
 Nuveen unit trusts                                                             32,984          31,926
 Tax-exempt bonds and notes                                                      4,423             572
Deferred income tax asset, net                                                   7,285           7,096
Furniture, equipment, and leasehold improvements, at cost less accumulated depreciation and amortization of $25,733 and
$24,665, respectively                                                           14,648          14,788
Other investments                                                               40,339          55,339
Goodwill, at cost less accumulated amortization of $5,765 and
$3,956, respectively                                                           207,491         209,300
Prepaid expenses and other assets                                               26,964          26,018
                                                                               -------        --------
  Total assets                                                                $416,704        $492,232
                                                                              ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Liabilities:
 Notes payable                                                                $      -        $ 15,000
 Secured short-term bank loans supporting remarketing obligations                    -          69,500
 Accrued compensation and other expenses                                        19,425          42,111
 Deferred compensation                                                          27,454          27,414
 Security purchase obligations                                                   7,611               -
 Other liabilities                                                              29,806          20,087
                                                                               -------        --------
  Total liabilities                                                             84,296         174,112
                                                                               -------        --------
Redeemable preferred stock, at redemption value;
5,000,000 shares authorized, 1,800,000 shares issued                            45,000          45,000
                                                                               -------        --------
Common stockholders' equity:
Class A common stock, $.01 par value;  150,000,000 shares authorized,
14,212,618 shares issued                                                           142             142
Class B common stock, $.01 par value;  40,000,000 shares  authorized,
24,441,738 shares issued                                                           245             245
Additional paid-in capital                                                      53,710          52,963
Retained earnings                                                              413,983         403,635
Unamortized cost of restricted stock awards                                       (159)           (185)
                                                                               -------        --------
                                                                               467,921         456,800
Less common stock held in treasury, at cost (6,753,305 and 6,871,805
shares, respectively)                                                         (180,513)       (183,680)
                                                                               -------        --------
 Total common stockholders' equity                                             287,408         273,120
                                                                              --------        --------
  Total liabilites and stockholders' equity                                   $416,704        $492,232
                                                                              ========        ========
See accompanying notes to consolidated financial statements.



                                (3)

                            THE JOHN NUVEEN COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME
                                   UNAUDITED
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                       THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                  ----------------------------
                                                                    1998                 1997
                                                                  --------             -------
Revenues:
 Investment advisory fees from
 assets under management                                            $64,461             $50,357
 Underwriting and distribution
 of investment products                                               2,494               4,092
 Positioning profits (losses)                                          (143)               (488)
 Investment banking                                                   2,900               2,544
 Interest                                                             1,456               3,007
 Other                                                                1,301               3,072
                                                                    -------             -------
  Total revenues                                                     72,469              62,584
                                                                    -------             -------
Expenses:
 Compensation and benefits                                           20,986              18,679
 Advertising and promotional costs                                    4,902               4,407
 Occupancy and equipment costs                                        3,221               2,837
 Amortization of goodwill and deferred offering costs                 3,559               2,067
 Travel and entertainment                                             2,147               1,338
 Interest                                                               802                 568
 Other operating expenses                                             5,199               3,494
                                                                    -------             -------
  Total expenses                                                     40,816              33,390
                                                                    -------             -------
Income before taxes                                                  31,653              29,194
Income taxes                                                         12,379              11,392
                                                                    -------             -------
Net income                                                          $19,274             $17,802
                                                                    =======             =======
Average common and common equivalent
shares outstanding:
 Basic                                                               31,859              33,057
                                                                    =======             =======
 Diluted                                                             34,570              35,572
                                                                    =======             =======
Earnings per common share:
 Basic                                                              $  0.59             $  0.52
                                                                    =======             =======
 Diluted                                                            $  0.56             $  0.50
                                                                    =======             =======
See accompanying notes to consolidated financial statements.



                                      (4)

                            THE JOHN NUVEEN COMPANY
                      CONSOLIDATED STATEMENT OF CHANGES IN
                          COMMON STOCKHOLDERS' EQUITY
                                   UNAUDITED
                                 (IN THOUSANDS)

                                                                                         UNAMORTIZED
                                        CLASS A     CLASS B    ADDITIONAL                  COST OF
                                        COMMON      COMMON      PAID-IN      RETAINED     RESTRICTED      TREASURY
                                         STOCK      STOCK       CAPITAL      EARNINGS    STOCK AWARDS       STOCK      TOTAL
                                       --------    -------     ----------    --------    ------------     --------     -----
Balance at December 31, 1997             $142        $245        $52,963     $403,635        $(185)      $(183,680)   $273,120
Net income                                  -           -              -       19,274            -               -      19,274
Cash dividends paid                         -           -              -       (7,892)           -               -      (7,892)
Amortization of restricted
stock awards                                -           -              -            -           26               -          26
Exercise of stock options                   -           -              -       (1,034)           -           3,167       2,133
Other                                       -           -             747           -            -               -         747
                                         ----        ----         -------    --------        -----       ---------    --------
Balance at March 31, 1998                $142        $245         $53,710    $413,983        $(159)      $(180,513)   $287,408
                                         ====        ====         =======    ========        =====       =========    ========

See accompanying notes to consolidated financial statements.



                                (5)

                            THE JOHN NUVEEN COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED
                                 (IN THOUSANDS)

                                                                      THREE MONTHS ENDED MARCH 31,
                                                                    ---------------------------------
                                                                      1998                      1997
                                                                    -------                   --------
Cash flows from operating activities:
Net income                                                          $19,274                   $17,802
Adjustments to reconcile net income to net cash
provided from (used for) operating activities:
 Deferred income taxes                                                 (189)                    1,900
 Depreciation and amortization                                        1,068                     1,023
 Amortization of goodwill                                             1,809                       563
 Net decrease :
  Investment advisory fee receivable                                  2,843                       426
  Interest and dividend receivable                                      739                       240
  Accounts receivable, other                                          1,662                     3,212
 Net increase (decrease) :
  Current taxes payable                                              10,869                     8,540
  Accrued compensation and other expenses                           (22,686)                  (30,457)
 Net change in receivables and payables from/to brokers,
  dealers, customers and other assets/other liabilities              (2,070)                   (5,909)
  Net (increase) decrease in assets:
  Temporary investments arising from remarketing obligations         76,995                     4,025
  Securities owned (trading account)                                 (4,909)                   (2,119)
 Net increase (decrease) in liabilities:
  Secured short-term bank loans                                     (69,500)                        -
  Security purchase obligations                                       7,611                    (1,254)
  Deferred compensation                                                  40                     3,084
 Other                                                                   67                       139
                                                                    -------                   -------
   Net cash provided from operating activities                       23,623                     1,215
                                                                    -------                   -------
Cash flows from financing activities:
 Notes payable:
  Proceeds from revolving credit facility                             7,000                         -
  Repayment of loans                                                (22,000)                        -
 Dividends paid                                                      (7,890)                   (6,926)
 Proceeds from stock options exercised                                2,014                       585
 Acquisition of treasury stock                                            -                    (8,253)
                                                                    -------                   -------
   Net cash used for financing activities                           (20,876)                  (14,594)
                                                                    -------                   -------
Cash flows from investing activities:
 Payments for purchases of other companies, net of cash received          -                   (16,144)
 Purchase of U.S. Treasury securities                                     -                    (1,326)
 Purchases of office furniture and equipment                           (929)                   (1,149)
 Net decrease in other investments                                   15,006                       214
                                                                    -------                   -------
   Net cash provided from (used for) investing activities            14,077                   (18,405)
                                                                    -------                   -------
Increase/(decrease) in cash and cash equivalents                     16,824                   (31,784)
Cash and cash equivalents:
 Beginning of year                                                    8,771                    78,348
                                                                    -------                   -------
 End of period                                                      $25,595                   $46,564
                                                                    =======                   =======

See accompanying notes to consolidated financial statements.



                                (6)

                            THE JOHN NUVEEN COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 MARCH 31, 1998

     NOTE 1  BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of The John Nuveen Company and its wholly owned subsidiaries ("the
     Company"), and have been prepared in conformity with generally accepted accounting principles.

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

     Certain amounts in the prior period financial statements have been reclassified to correspond to the 1998 presentation. These reclassifications have no effect on net income or retained earnings as previously reported for those periods.


     NOTE 2  EARNINGS PER COMMON SHARE

     The following table sets forth a reconciliation of net income and common shares used in the basic and diluted earnings per share computations for the three month periods ended March 31, 1998 and March 31, 1997.


                                                         FOR THE QUARTER ENDED
                                ------------------------------------------------------------------
                                           MARCH 31, 1998                   MARCH 31, 1997
                                ---------------------------------    -----------------------------
                                  NET                   PER-SHARE      NET               PER-SHARE
                                 INCOME     SHARES       AMOUNT      INCOME    SHARES     AMOUNT
                                --------    ------      ---------    ------    ------    ---------
Net income                      $19,274                             $17,802
Less:  Preferred stock
dividends                          (563)                               (563)
Basic EPS                        18,711     31,859         $.59      17,239    33,057       $.52
Dilutive effect of:
 Deferred stock                       -        182                        -       175
 Employee stock options               -        879                        -       690
 Assumed conversion of
  preferred stock                   563      1,650                      563     1,650
Diluted EPS                     $19,274     34,570         $.56     $17,802    35,572       $.50


     Options to purchase 400,580 and 1,079,500 shares of the Company's common stock were outstanding at March 31, 1998 and 1997, respectively, but were not included in the computation of diluted earnings per share because the option's respective weighted average exercise prices of $36.28 and $30.00 per share were greater than the average market price of the Company's common shares during the applicable year.

     NOTE 3  NET CAPITAL REQUIREMENT

     John Nuveen & Co. Incorporated, the Company's wholly owned broker/dealer subsidiary, is subject to the Securities and Exchange Commission Rule 15c3-1, the "Uniform Net Capital Rule", which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, as these terms are defined, shall not exceed 15 to 1. At March 31, 1998 its net capital ratio was .62 to 1 and its net capital was $41,300,000, which is $39,600,000 in excess of the required net capital of $1,700,000.



                                (7)

                         PART I.  FINANCIAL INFORMATION
      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                            THE JOHN NUVEEN COMPANY

                                 March 31, 1998


DESCRIPTION OF THE BUSINESS

The Company's principal businesses are asset management and related research; the development, marketing, and distribution of investment products and services; and municipal and corporate investment banking services. The Company markets its investment products, including mutual funds, unit trusts, and managed accounts, through a network of registered representatives associated with unaffiliated firms including broker-dealers, commercial banks, affiliates of insurance providers, financial planners, accountants, consultants and investment advisers.

The Company's primary business activities generate three principal sources of revenue: (1) ongoing advisory fees earned on assets under management, including mutual funds and individually managed accounts;
(2) transaction-based revenue earned upon the distribution of mutual fund and unit trust products; and, (3) investment banking revenues, consisting of underwriting and other advisory fees.

The profitability of each of these lines of business, and the volume of sales of the Company's products, are directly affected by many variables, including investor preferences for equity, fixed-income or other investments, the availability and attractiveness of competing products, current and expected changes in interest rate levels, the rate of inflation, changes or expected changes in income tax rates and laws, and municipal bond new issue supply.

Assets under management include equities, taxable fixed income and municipal securities. Municipal assets represent 74% of assets under management in managed funds and accounts at March 31, 1998 compared with 98% at March 31, 1997.


MARKET OVERVIEW

Through the first three months of the year, U.S. economic statistics reflected stronger than anticipated economic activity with relatively few indications of inflationary pressures. The East Asian economic and financial problems had a minimal effect on most U.S. based companies during the first quarter of the year, although the ultimate impact of the ongoing difficulties is not yet known. Interest rates remained basically unchanged during the first quarter and the U.S. equity markets had another impressive quarter, with the S&P 500 increasing 13.5%.

Consistent with the past few years, significant cash continued to flow into mutual funds. Equity funds picked up the majority of inflows, however, the increase in deposits into bond funds that began in the latter half of 1997 increased in momentum. Equity managed accounts and equity unit trusts attracted increased cash flows. Municipal bond


                                (8)
funds posted positive net flows (equal to the sum of sales, reinvestment and exchanges less redemptions), for the first quarter, as investors began moving to more conservative investments.

Municipal bond new issue volume, which is comprised of new-money financings, refunding transactions, and issues that have an element of both new-money and refunding, was $68 billion in the first quarter of 1998 compared with $40 billion in the same period of 1997.


RECENT EVENT

In January 1998, the Company introduced the Nuveen Rittenhouse Growth Fund, an equity mutual fund subadvised by Rittenhouse Financial
Services Inc. (Rittenhouse).

Headquartered in Radnor, PA, Rittenhouse is a nationally-known equity and balanced account manager. They specialize in managing individual portfolios offered through financial advisers to high net worth individuals and in providing investment management services to institutional clients. Rittenhouse's investment strategy focuses on providing attractive long-term capital appreciation with moderate risk by purchasing the common stocks of quality, market-leading companies exhibiting sustained earnings and dividend growth, as well as investment-grade quality intermediate bonds.

As previously reported, the Company acquired all of the outstanding stock of Rittenhouse in late August 1997 for $145 million in cash. The acquisition has been accounted for using the purchase method of accounting resulting in approximately $143 million of goodwill for financial reporting purposes which will be amortized against earnings over approximately 30 years.


                                (9)

The following table compares key operating information of the Company for the first quarter of 1998 and 1997.

                           FINANCIAL RESULTS SUMMARY
                          NUVEEN OPERATING STATISTICS
                     (in millions except per share amounts)

                                          FOR THE FIRST QUARTER OF
                                          1998      1997    % CHANGE
                                        --------  --------  --------
Gross sales of investment products      $ 1,727   $   493      250%
Assets under management (1) (2)          51,176    36,827       39
Gross revenues                             72.5      62.6       16
Operating expenses                         40.8      33.4       22
Pretax operating income                    31.7      29.2        9
Net income                                 19.3      17.8        8
Basic earnings per share (3)               0.59      0.52       14
Diluted earnings per share (3)             0.56      0.50       12
Operating cash flows per share (4)         0.70      0.59       19
Dividends per share                        0.23      0.21       10
Redeemable preferred stock (2)             45.0      45.0        -
Common stockholders' equity (2)           287.4     321.3      (11)

  (1)  Excludes unit trusts sponsored by the Company.
  (2)  At period end.
  (3) Computed in accordance with Statement of Financial Accounting Standards No. 128 Earnings Per Share.
  (4) Operating cash flows (net income plus amortization and depreciation) on a per-share basis is calculated under the same method used for diluted earnings per share and is presented as an additional measurement of operating performance, not as a substitute for earnings per share.

SUMMARY OF OPERATING RESULTS


- Gross revenues for the quarter ended March 31, 1998 increased 16% over the quarter ended March 31, 1997 primarily due to higher advisory fee revenues. The increase in advisory fee revenues resulted from a higher level of average assets under management in funds and accounts due to the acquisition of managed account assets from Rittenhouse in August 1997, the sale of funds and accounts throughout 1997 and the first quarter of 1998, and appreciation in the underlying assets over the same periods. These increases were partially offset by a decline in interest income earned on short-term investments as the Company deployed its capital, and a decline in distribution revenues earned on sales of municipal unit trust products.

- Operating expenses for the first quarter of 1998 increased over the same period of the prior year primarily due to goodwill amortization and the incremental personnel and operating expenses resulting from the acquisition of Rittenhouse in August 1997.



                                (10)

The following discussion and analysis contains important information that should be helpful in evaluating the Company's results of operations and financial condition, and should be read in conjunction with the consolidated financial statements and related notes.

RESULTS OF OPERATIONS

Total advisory fee income earned during any period is directly related to the market value of the assets managed by the Company. Advisory fee income will increase with a rise in the level of assets under management, which occurs with the sale of fund shares, deposits into individually managed accounts, the acquisition of assets under management from other advisory companies, or through increases in the value of portfolio investments. Sales include shares of new and existing funds or managed accounts. Assets under management may also increase as a result of reinvestment of distributions from unit trusts sponsored by the Company into shares of mutual funds. Fee income will decline when managed assets decline, as would occur when the values of fund portfolio investments decrease or when mutual fund redemptions or managed account withdrawals exceed sales.

Investment advisory fee income, net of subadvisory fees and expense reimbursements, from assets managed by the Company is shown in the following table:


                       NUVEEN MANAGED FUNDS AND ACCOUNTS
                            INVESTMENT ADVISORY FEES
                                 (in thousands)


                               QUARTER ENDED MARCH 31,
                                 1998           1997
                              ---------      ---------
Managed Funds:
 Mutual Funds                   $12,276        $10,518
 Exchange-Traded Products        39,396         38,292
 Money Market Funds                 941            999
Managed Accounts (1)             11,848            548
                                -------        -------
  Total                         $64,461        $50,357
                                =======        =======

  (1) For the 1998 period, includes advisory fee income earned on assets managed by Rittenhouse, which was acquired August 31, 1997.



                                (11)

The following table summarizes net assets under management:

                       NUVEEN MANAGED FUNDS AND ACCOUNTS
                        NET ASSETS UNDER MANAGEMENT (1)
                                 (in millions)


                               MARCH 31,   DECEMBER 31,  MARCH 31,
                                 1998          1997         1997
                              -----------  ------------  ----------
Managed Funds:
  Mutual Funds                    $11,247       $10,885     $ 9,994
  Exchange-Traded Products         26,084        26,117      25,067
  Money Market Funds                  892           970       1,060
Managed Accounts                   12,953        11,622         706
                                  -------       -------     -------
    Total                         $51,176       $49,594     $36,827
                                  =======       =======     =======

(1)  Excludes unit trust assets under surveillance.


Total advisory fees for the first quarter of 1998 increased from the first quarter of 1997 as a result of higher levels of average assets under management relating principally to the Rittenhouse acquisition. Mutual fund assets under management at March 31, 1998 increased 13% from March 31, 1997. This increase reflects the sales of fund shares over the periods and appreciation in the underlying value of the portfolio investments. This increase was partially offset by share
redemptions in the municipal mutual funds.   Managed account assets
under management at March 31, 1998 increased $12.2 billion from March 31, 1997 due to the acquisition of $9.1 billion in managed account assets from Rittenhouse, sales of accounts over the periods and appreciation in the underlying value of investments. Average money market net assets under management continued to decrease due to relatively low short-term interest rates, a strong equity market and strong competition from sponsors of competing money market products.

Gross sales of investment products for the first quarter of 1998 and 1997 are shown below.


                         GROSS INVESTMENT PRODUCT SALES
                                 (in millions)

                            QUARTER ENDED MARCH 31,
                             1998            1997
                           ---------       --------
Mutual Funds                $  419           $208
Unit Trusts                    167            208
Managed Accounts (1)         1,141             77
                            ------           ----
  Total                     $1,727           $493
                            ======           ====

(1) For the 1998 period, includes sales of Rittenhouse accounts.


Overall, gross sales of the Company's products for the three month period ended March 31, 1998 increased 250% over the same period of the prior year. Net sales increased $1.0 million, or 381%, for the first quarter of 1998 over the first quarter of


                                (12)

1997. Increased concern regarding volatility in the equity markets resulted in an increase in the Company's municipal mutual fund sales in the first quarter of 1998 as investors turned to more conservative investments. Municipal mutual fund redemptions in the first quarter of 1998 were also 17% lower than the same period of the prior year.
Sales of the Company's equity mutual funds also increased over the prior year with the introduction in January 1998 of the new growth fund subadvised by Rittenhouse. Distribution revenue earned on the municipal mutual fund sales declined, however, compared to the prior year. This decrease is primarily the result of the inclusion, for the 1997 period only, of 12b-1 fees earned in January 1997 under Flagship's former mutual fund pricing structure. On February 1, 1997 the Flagship and Nuveen municipal funds merged and adopted pricing structures more similar to the Nuveen funds. Additionally, commissions paid by the Company on municipal mutual funds sales in excess of $1.0 million have increased over the prior year.

The decrease in unit trust sales of the Company is primarily the result of lower municipal unit trust sales, offset by sales of equity, corporate and treasury unit trusts introduced in May 1997. As such, distribution revenue for the municipal trusts is lower in the first quarter of 1998 compared with the first quarter of 1997, partially offset by positive distribution revenue earned on the equity, corporate and treasury unit trusts.

Sales of managed accounts increased during the first quarter of 1998 when compared to the same period of 1997 as Rittenhouse's managed account business was combined with the Company's on August 31, 1997. Sales of Nuveen's municipal managed accounts increased 124% when compared to the same period of the prior year. Sales of managed accounts do not impact the Company's underwriting and distribution revenue as there are no transaction-based revenues associated with those products.

The Company records positioning profits or losses from changes in the market value of investment products and securities held temporarily. The Company hedges certain of these holdings against fluctuations in interest rates using financial futures. During the first quarter of 1998, the Company realized net positioning losses of $0.1 million compared to losses of $0.5 million during the first quarter of 1997.

Investment banking revenues include both new issue underwriting profits and fee income earned from various financial advisory activities. Investment banking revenues increased in the first quarter of 1998 over the same period in 1997 from $2.5 million to $2.9 million due to an increase in both negotiated underwritings and financial advisory activity.

Interest and dividend revenue declined 52% or $1.6 million when comparing the three month period ended March 31, 1998 with the same period of the prior year as cash balances were deployed in the last three quarters of 1997 for the acquisition of Rittenhouse, for repurchases of a portion of the Company's outstanding common shares and for investments in new products.

Operating expenses increased 22% in the first quarter of 1998 over the first quarter of 1997. This increase is due to the inclusion of Rittenhouse in the 1998 results. When comparing the Company's expenses excluding Rittenhouse for the same periods, the increase in expenses is only 1%.


                                (13)

Compensation and related benefits for the first quarter ended March 31, 1998 increased 12% over the same period of the prior year. This increase is the result of the inclusion of approximately 90 Rittenhouse employees in the first quarter of 1998. Compensation expenses for the first three months of 1998 for Nuveen, excluding Rittenhouse, decreased 4% over the same period of 1997. This decrease is due to a reduction of approximately 40 Nuveen employees.

Advertising and promotional expenditures increased for the first three months of 1998 when compared to the same period of 1997 primarily due to the inclusion of Rittenhouse advertising and promotional expenditures.

The increase in amortization of goodwill and deferred offering costs when comparing the first quarter of 1998 with the first quarter of 1997 also relates to the acquisition of Rittenhouse. The Company recorded $1.2 million of Rittenhouse-related goodwill amortization expense in the first quarter of 1998. The Company is amortizing the goodwill associated with Rittenhouse over approximately 30 years.

Occupancy and equipment, travel and entertainment, and other operating expenses increased $2.9 million for the three month period ended March 31, 1998 compared to the same period of the prior year primarily due to the addition of the Rittenhouse operations.


CAPITAL RESOURCES, LIQUIDITY
AND FINANCIAL CONDITION

The Company's principal businesses are not capital intensive and, historically, the Company has met its liquidity requirements through cash flow generated by the Company's operations. The Company's broker/dealer subsidiary occasionally utilizes available, uncommitted lines of credit, which exceed $400 million, to satisfy additional periodic, short-term liquidity requirements generally for the purpose of carrying variable rate demand obligations (VRDOs). Additionally, in August 1997, the Company entered into a $200 million committed, three-year revolving credit facility with a group of banks to ensure an ongoing liquidity source for general corporate purposes including corporate acquisitions.

On August 31, 1997, the Company acquired Rittenhouse, a nationally-known equity and balanced account manager, for a cash purchase price of $145 million. To finance the transaction the Company used $95 million of cash on hand and, for the remainder, utilized the aforementioned committed credit line. As of March 31, 1998, there was no outstanding balance due on the committed credit line.

At March 31, 1998, the Company held in its treasury 6,753,305 shares of common stock acquired in open market transactions and in transactions with its Class B shareholder, The St. Paul Companies, Inc., as part of ongoing stock repurchase programs. In February 1997, the Board of Directors authorized the purchase of 3.5 million shares. At March 31, 1998, the Company has 1,696,074 shares remaining to be purchased under the February 1997 repurchase program.

During the first quarter of 1998, the Company paid out dividends on common shares totaling $7.3 million and on preferred shares totaling $.6 million.


                                (14)

The Company is remarketing agent for various issuers of VRDOs with an aggregate principal value in excess of $1.8 billion at March 31, 1998. Although remarketing agents, including the Company, are only obligated to use their best efforts in locating purchasers for the VRDOs, they frequently repurchase VRDOs for resale to other buyers within a few days. During temporary periods of imbalance between supply and demand for VRDOs, the Company may hold larger than average balances of such obligations for resale. Substantially all VRDOs for which the Company is remarketing agent are secured by letters of credit obtained by the issuer from top-rated third-party providers, including major commercial banks and insurance companies. At March 31, 1998, and December 31, 1997, the Company held $21 million and $98 million, respectively, of VRDOs, which are classified in its consolidated balance sheets as "Temporary Investments Arising from Remarketing Obligations". The Company's average daily inventory of VRDOs was $21 million during the first three months of 1998 and $32 million during 1997.

To minimize interest rate risk on fixed-income unit trust inventories and securities held by the Company, the Company entered into futures contracts during the first quarter of 1998 and expects to continue to do so. Additionally, the Company's investment banking group will, on occasion, act as financial adviser, broker, or underwriter to municipal or other issuers with respect to transactions such as interest rate swaps and forward delivery transactions.

John Nuveen & Co. Incorporated, the Company's wholly owned broker/dealer subsidiary, is subject to the Securities and Exchange Commission Rule 15c3-1, the "Uniform Net Capital Rule", which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, as these terms are defined, shall not exceed 15 to 1. At March 31, 1998, its net capital ratio was .62 to 1 and its net capital was $41.3 million which is $39.6 million in excess of the required net capital of $1.7 million.

Management believes that cash provided from operations and borrowings available under its uncommitted and committed credit facilities will provide the Company with sufficient liquidity to meet its operating needs for the foreseeable future.

OTHER MATTERS

YEAR 2000

Like many others, the Company could be adversely affected if the computer systems used by the Company or by the Company's service providers do not properly process and calculate date-related information and data from and after January 1, 2000. The Company has taken steps that are designed to ensure, to the best of its abilities, that the Company is Year 2000 compliant with respect to the computer systems it uses. The Company has also obtained assurances that reasonable efforts are being taken by its service providers to address this global issue. A Year 2000 problem experienced by a service provider could adversely affect the Company's business.





                                (15)

INFLATION

The Company's assets are, to a large extent, liquid in nature and therefore not significantly affected by inflation. However, inflation may result in increases in the Company's expenses, such as employee compensation, advertising and promotional costs, and office occupancy costs. To the extent inflation, or the expectation thereof, results in rising interest rates or has other adverse effects upon the securities markets and on the value of financial instruments, it may adversely affect the Company's financial condition and results of operations. A substantial decline in the value of fixed income or equity investments could adversely affect the net asset value of funds managed by the Company, which in turn would result in a decline in investment advisory fee income.






                                (16)

                           PART II  OTHER INFORMATION



                   ITEM 1.   LEGAL PROCEEDINGS

                             Not Applicable.


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

                             Not Applicable


                   ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

                             a) The following exhibits are included herein:

                                (27) Financial Data Schedule

                             b)   Report on Form 8-K.  None.
















                                      (17)

                                   SIGNATURE



   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                    THE JOHN NUVEEN COMPANY
                                    (Registrant)



DATE:  May 14, 1998                 By /s/  John P. Amboian
                                    -----------------------
                                    John P. Amboian
                                    Executive Vice President and
                                    Chief Financial Officer




DATE:  May 14, 1998                 By /s/  Margaret E. Wilson
                                    --------------------------
                                    Margaret E. Wilson
                                    Vice President of Finance and
                                    Corporate Controller
                                    (Principal Accounting Officer)