Form 10-Q
period 1998-06-30
NUVEEN JOHN COMPANY
filed 1998-08-14
CIK 885708

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q




 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
---       OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended JUNE 30, 1998

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

     At August 11, 1998 there were 31,609,186 shares of the Company's Common Stock outstanding, consisting of 7,167,448 shares of Class A Common Stock, $.01 par value, and 24,441,738 shares of Class B Common Stock, $.01 par value.

                            THE JOHN NUVEEN COMPANY

                               TABLE OF CONTENTS

                                                                     Page No.
                                                                     --------
PART I.  FINANCIAL INFORMATION

 ITEM 1. FINANCIAL STATEMENTS

        Consolidated Balance Sheets (Unaudited),
           June 30, 1998 and December 31, 1997                           3

        Consolidated Statements of Income (Unaudited),
           Three Months Ended June 30, 1998 and 1997                     4
           Six Months Ended June 30, 1998 and 1997

        Consolidated Statement of Changes in Stockholders'
           Equity (Unaudited), Six Months Ended June 30, 1998            5

        Consolidated Statements of Cash Flows (Unaudited),
           Six Months Ended June 30, 1998 and 1997                       6

        Notes to Consolidated Financial Statements
           (Unaudited)                                                   7

 ITEM 2.

        Management's Discussion and Analysis of
           Financial Condition and Results of Operations                 8


PART II. OTHER INFORMATION

 Item 1 through Item 4                                                   17

 Item 5 through Item 6                                                   18

 Signatures                                                              19














                                      (2)

                          PART 1 FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                            THE JOHN NUVEEN COMPANY

                          CONSOLIDATED BALANCE SHEETS
                                   UNAUDITED
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                    JUNE 30,      DECEMBER 31,
ASSET                                                1998            1997
-----                                             ---------       -----------
Cash                                              $  11,366       $   8,771
Securities purchased under agreements
    to resell                                        23,500               -
Temporary investments arising from
    remarketing obligations                           6,025          97,705
Management and distribution fees receivable          24,258          27,169
Other receivables                                    14,894          13,548
Securities owned (trading account), at market value:
    Nuveen defined portfolios                        29,870          31,926
    Tax-exempt bonds and notes                        7,707             572
Deferred income tax asset, net                        6,268           7,096
Furniture, equipment, and leasehold improvements,
    at cost less accumulated depreciation
    and amortization of $28,586 and $26,133,
    respectively                                     13,919          14,788
Other investments                                    43,546          55,339
Goodwill, at cost less accumulated amortization
    of $7,591 and $3,956, respectively              206,733         209,300
Prepaid expenses and other assets                    29,211          26,018
                                                   --------       ---------
         Total assets                              $417,297       $ 492,232
                                                   ========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Liabilities:
Notes payable                                      $  2,000       $  15,000
Secured short-term bank loans supporting
    remarketing obligations                            -             69,500
Accrued compensation and other expenses              31,267          42,111
Deferred compensation                                27,497          27,414
Security purchase obligations                         4,562               -
Other liabilities                                    19,382          20,087
                                                   --------       ---------
         Total liabilities                           84,708         174,112
                                                   ========       =========

Redeemable preferred stock, at redemption value;
    5,000,000 shares authorized,
    1,800,000 shares issued                          45,000          45,000
                                                   --------       ---------
Common stockholders' equity:
Class A common stock, $.01 par value;
    150,000,000 shares authorized,
    14,212,618 shares issued                            142             142
Class B common stock, $.01 par value;
    40,000,000 shares  authorized,
    24,441,738 shares issued                            245             245
Additional paid-in capital                           54,551          52,963
Retained earnings                                   425,489         403,635
Unamortized cost of restricted stock awards            (132)           (185)
                                                   --------       ---------
                                                    480,295         456,800
Less common stock held in treasury, at cost
    (7,041,970 and 6,871,805 shares,
    respectively)                                  (192,706)       (183,680)
                                                   --------       ---------
    Total common stockholders' equity               287,589         273,120
                                                   --------       ---------
         Total liabilities and
            stockholders' equity                  $ 417,297       $ 492,232
                                                  =========       =========

See accompanying notes to consolidated financial statements.



                                      (3)

                            THE JOHN NUVEEN COMPANY


                       CONSOLIDATED STATEMENTS OF INCOME
                                   UNAUDITED
                     (IN THOUSANDS, EXCEPT PE SHARE DATA)


                                               THREE MONTHS ENDED                SIX MONTHS ENDED
                                                   JUNE 30,                           JUNE 30,
                                          ---------------------------     ---------------------------
                                              1998            1997            1998           1997
                                          -----------      ----------     -----------     -----------
Revenues:
   Investment advisory fees from
       assets under management            $   67,402       $   51,243     $   131,862     $  101,600
   Underwriting and distribution
       of investment products                  2,234            3,275           4,728          7,367
   Positioning profits (losses)                 (182)              63            (325)          (425)
   Investment banking                          3,877            3,269           6,776          5,813
   Interest and dividends                      1,592            2,924           3,049          5,931
   Other                                       1,437            1,072           2,739          4,144
                                          ----------       ----------     -----------     ----------
       Total revenues                         76,360           61,846         148,829        124,430
                                          ----------       ----------     -----------     ----------
Expenses:
   Compensation and benefits                  21,666           17,982          42,262         36,661
   Advertising and promotional costs           5,695            3,898          10,597          8,304
   Occupancy and equipment costs               3,081            2,888           6,302          5,725
   Amortization of goodwill and
       deferred offering costs                 3,555            2,170           7,113          4,237
   Travel and entertainment                    2,563            1,756           4,710          3,094
   Interest                                      645              814           1,447          1,382
   Other operating expenses                    5,873            3,472          11,463          6,967
                                          ----------       ----------     -----------     ----------
       Total expenses                         43,078           32,980          83,894         66,370
                                          ----------       ----------     -----------     ----------
Income before taxes                           33,282           28,866          64,935         58,060
Income taxes                                  13,050           11,124          25,429         22,517
                                          ----------       ----------     -----------     ----------
Net income                                $   20,232       $   17,742     $    39,506     $   35,543
                                          ==========       ==========     ===========     ==========
Average common and common equivalent
       shares outstanding:
          Basic                               31,810           32,344          31,824         32,698
                                          ==========       ==========     ===========     ==========
          Diluted                             34,634           34,872          34,602         35,220
                                          ==========       ==========     ===========     ==========
Earnings per common share:
         Basic                            $     0.62       $     0.53     $      1.21           1.05
                                          ==========       ==========     ===========     ==========
         Diluted                          $     0.58       $     0.51     $      1.14           1.01
                                          ==========       ==========     ===========     ==========




See accompanying notes to consolidated financial statements.



                                      (4)

                           THE JOHN NUVEEN COMPANY

       CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY
                                  UNAUDITED
                               (IN THOUSANDS )


                                                                                      Unamortized
                                    Class A    Class B    Additional                     Cost of
                                    Common     Common      Paid-In      Retained       Restricted      Treasury
                                    Stock      Stock      Capital       Earnings      Stock Awards      Stock           Total
                                    -------   --------   ----------   ----------    --------------   ------------    ----------
Balance at December 31, 1997        $  142     $  245     $  52,963   $  403,635    $    (185)       $  (183,680)    $  273,120
Net income                              --         --           --        39,506          --                 --          39,506
Cash dividends paid                     --         --           --       (15,763)         --                 --         (15,763)
Amortization of restricted
 stock awards                           --         --           --           --            53                --              53
Purchase of treasury stock              --         --           --           --           --             (15,868)       (15,868)
Exercise of stock options               --         --           --        (2,067)         --               6,279          4,212
Other                                   --         --         1,588          178          --                 563          2,329
                                    ------     ------     ---------   ----------    ---------        -----------     ----------
Balance at June 30, 1998            $  142     $  245     $  54,551   $  425,489    $    (132)       $  (192,706)    $  287,589
                                    ======     ======     =========   ==========    =========        ===========     ==========




See accompanying notes to consolidated financial statements.



                                      (5)

                           THE JOHN NUVEEN COMPANY

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  UNAUDITED
                                (IN THOUSANDS)


                                                                         Six Months Ended June 30,
                                                                        ---------------------------
                                                                           1998             1997
                                                                        ---------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                            $  39,506       $    35,543
  Adjustments to reconcile net income to net cash
    provided from (used for) operating activities:
      Deferred income taxes                                                   827             1,293
      Depreciation and amortization                                         2,454             2,046
      Amortization of goodwill                                              3,635             1,125
      Net (increase) decrease:
        Investment advisory fee receivable                                  2,911              (538)
        Interest and dividend receivable                                      831               530
        Accounts receivable, other                                            962             2,972
     Net increase (decrease):
     Current taxes payable                                                    668             2,631
       Accrued compensation and other expenses                            (10,844)          (26,757)
     Net change in receivables and payables from/to brokers,
       dealers, customers and other assets/other liabilities               (6,458)           (5,837)
     Net (increase) decrease in assets:
       Temporary investments arising from remarketing obligations          91,680            95,690
       U.S. government securities (escrow accounts)                          --                (942)
       Securities owned (trading account)                                  (5,079)           (8,757)
     Net increase (decrease) in liabilities:
       Secured short-term bank loans                                      (69,500)             --
       Security purchase obligations                                        4,562               613
       Deferred compensation                                                   83             2,917
     Other                                                                    136               278
                                                                        ---------       -----------
             Net cash provided from operating activities                   56,374           102,807
                                                                        ---------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Notes payable:
    Proceeds from revolving credit facility                                 9,000              --
    Repayment of loans                                                    (22,000)             --
  Dividends paid                                                          (15,763)          (14,218)
  Proceeds from stock options exercised                                     4,212             5,009
  Acquisition of treasury stock                                           (15,868)          (41,864)
                                                                        ---------       -----------
             Net cash used for financing activities                       (40,419)          (51,073)
                                                                        ---------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for purchases of other companies, net of cash received            --             (16,209)
  Purchase of U.S. Treasury securities                                         (1)           (1,324)
  Proceeds from maturity of U.S. Treasury securities                         --                 --
  Purchases of office furniture and equipment                              (1,585)           (2,092)
  Net decrease in other investments                                        11,726               214
                                                                        ---------       -----------
             Net cash used for investing activities                        10,140           (19,411)
                                                                        ---------       -----------
Increase/(decrease) in cash and cash equivalents                           26,095            32,323
Cash and cash equivalents:
  Beginning of year                                                         8,771            78,348
                                                                        ---------       -----------
  End of period                                                         $  34,866       $   110,671
                                                                        =========       ===========


See accompanying notes to consolidated financial statements.


                                      (6)

                            THE JOHN NUVEEN COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 JUNE 30, 1998

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

NOTE 2  EARNINGS PER COMMON SHARE

The following table sets forth a reconciliation of net income and common shares used in the basic and diluted earnings per share computations for the six month period ended June 30, 1998.


--------------------------------------------------------------------------------------------------------------
In thousands,                                                  For the six months ended
except per share data                            June 30, 1998                          June 30, 1997
--------------------------------------------------------------------------------------------------------------
                                       Net                    Per-share        Net                  Per-share
                                      income   Shares          amount        income   Shares         amount
--------------------------------------------------------------------------------------------------------------
Net income                           $39,506                                 $35,543
Less:  Preferred stock dividends      (1,125)                                 (1,125)
                                  ----------                            ------------
Basic EPS                             38,381  31,824             $1.21        34,418  32,698             $1.05
Dilutive effect of:
 Deferred stock                       -          179                         -           174
 Employee stock options               -          949                         -           698
 Assumed conversion of
  preferred stock                      1,125   1,650                           1,125   1,650
                                  ----------  ------                    ------------  ------
Diluted EPS                          $39,506  34,602             $1.14       $35,543  35,220             $1.01
                                  ==========  ======             =====  ============  ======            ======
--------------------------------------------------------------------------------------------------------------

Options to purchase 238,500 and 1,079,500 shares of the Company's common stock were outstanding at June 30, 1998 and 1997, respectively, but were not included in the computation of diluted earnings per share because the options' respective weighted average exercise prices of $38.22 and $30.00 per share were greater than the average market price of the Company's common shares during the applicable year.

NOTE 3  NET CAPITAL REQUIREMENT

John Nuveen & Co. Incorporated, the Company's wholly owned broker/dealer subsidiary, is subject to the Securities and Exchange Commission Rule 15c3-1, the "Uniform Net Capital Rule", which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, as these terms are defined, shall not exceed 15 to 1. At June 30, 1998 its net capital ratio was 1.31 to 1 and its net capital was $28,920,000, which is $26,395,000 in excess of the required net capital of $2,525,000.


                                      (7)

                         PART I.  FINANCIAL INFORMATION
      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                            THE JOHN NUVEEN COMPANY

                                 JUNE 30, 1998


DESCRIPTION OF THE BUSINESS

The Company's principal businesses are asset management and related research; the development, marketing, and distribution of investment products and services; and municipal and corporate investment banking services. The Company markets its investment products, including mutual funds, defined portfolio products (unit trusts), and managed accounts, through a network of registered representatives associated with unaffiliated firms including broker-dealers, commercial banks, affiliates of insurance providers, financial planners, accountants, consultants and investment advisers.

The Company's primary business activities generate three principal sources of revenue: (1) ongoing advisory fees earned on assets under management, including mutual funds and individually managed accounts; (2) transaction-based revenue earned upon the distribution of mutual fund and defined portfolio products; and,
(3) investment banking revenues, consisting of underwriting and other advisory fees.

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

Assets under management include equities, taxable fixed-income and municipal securities. Municipal assets represent 73% of assets under management in managed funds and accounts at June 30, 1998 compared with 97% at June 30, 1997.


GENERAL INDUSTRY TRENDS

U.S. economic statistics in the second quarter again reflected growth, with few signs of inflation. While most domestic indicators remained healthy, there were renewed fears that the Asian crisis may be slowing U.S. markets. Owing to its safe haven status, the Treasury market benefited from foreign buying, which pushed the yield of the long bond to the lowest level seen since the U.S. Government started selling 30-year Treasury bonds in 1977. Municipals, however,
generally lagged beneath the weight of heavy supply.    The U.S. equity markets
had another positive quarter with an increase in the S&P 500 of 2.8% resulting in an overall increase for the year of 16.3%.




                                      (8)

Consistent with the past few years, significant cash continued to flow into equity investment products industry-wide. Although the pace of sales slowed during the second quarter of 1998, sales of equity mutual funds for the year are tracking 10% higher than 1997 levels. Equity managed accounts and equity defined portfolio products also have been attracting increased cash flows. The sales momentum that started in 1997 for fixed income mutual funds has continued into 1998 with municipal bond funds posting substantial increases industry-wide in net flows (equal to the sum of sales, reinvestment and exchanges less redemptions) during the first six months of the year. This is due, in part, to increased volatility in the equity markets. Sales of municipal defined portfolio products have declined in 1998 as a result of less competitive current returns.


RECENT COMPANY EVENTS

In June 1998, the Company introduced its first international fund, the Nuveen European Value Fund, which is subadvised by Institutional Capital Corporation
(ICAP). ICAP is a research-driven investment management company with more than $12 billion in total assets under management and 28 years of investment management experience. The Company has an equity interest in ICAP in the form of preferred stock convertible after several years into a 20% common stock interest. ICAP also serves as sub-advisor to three other equity funds sponsored by the Company - the Nuveen Growth and Income Stock Fund, the Nuveen Balanced Stock and Bond Fund and the Nuveen Balanced Municipal Bond and Stock Fund.

In January 1998, the Company introduced the Nuveen Rittenhouse Growth Fund, an equity mutual fund subadvised by Rittenhouse Financial Services Inc. (Rittenhouse). Headquartered in Radnor, PA, Rittenhouse is a nationally-known equity and balanced account manager. Rittenhouse is a wholly-owned subsidiary of the Company, and specializes in managing individual portfolios offered through financial advisers to high net worth individuals and in providing investment management services to institutional clients. Rittenhouse's investment strategy focuses on providing attractive long-term capital appreciation with moderate risk by purchasing the common stocks of large-cap, blue-chip companies exhibiting sustained earnings and dividend growth, as well as investment-grade quality intermediate bonds.

In August 1998, the Company announced a 13% increase in its third quarter dividend, to $0.26 per common share, from the second quarter amount of $0.23 per common share.



                                      (9)

The following table compares key operating information of the Company for the three month periods and six month periods ended June 30, 1998 and 1997.


FINANCIAL RESULTS SUMMARY
NUVEEN OPERATING STATISTICS
(in millions except per share
amounts)

---------------------------------------------------------------------------------------------------
                                       FOR THE SECOND QUARTER OF       FOR THE FIRST SIX MONTHS OF
                                      1998       1997     % CHANGE     1998       1997     % CHANGE
                                    ---------  ---------  ---------  ---------  ---------  ---------
Gross sales of investment products  $1,831       $611       200%     $3,559     $1,104       222%
Assets under management (1) (2)     52,173     37,596        39      52,173     37,596        39
Gross revenues                        76.4       61.8        24       148.8      124.4        20
Operating expenses                    43.1       33.0        31        83.9       66.4        26
Pretax operating income               33.3       28.9        15        64.9       58.1        12
Net income                            20.2       17.7        14        39.5       35.5        11
Basic earnings per share (3)          0.62       0.53        17        1.21       1.05        15
Diluted earnings per share (3)        0.58       0.51        14        1.14       1.01        13
Operating cash flows per share (4)    0.72       0.60        20        1.42       1.19        19
Dividends per share                   0.23       0.21        10        0.46       0.42        10
---------------------------------------------------------------------------------------------------


   (1) Excludes defined portfolio products sponsored by the Company.
   (2)  At period end.
   (3) Computed in accordance with Statement of Financial Accounting Standards No. 128 Earnings Per Share.
   (4) Operating cash flows (net income plus amortization and depreciation) on a per-share basis is calculated under the same method used for diluted earnings per share and is presented as an additional measurement of operating performance, not as a substitute for earnings per share.

SUMMARY OF OPERATING RESULTS

o Gross revenues for the six month period ended June 30, 1998 increased 20% over the six month period ended June 30, 1997 primarily due to higher advisory fee revenues. The increase in advisory fee revenues is the result of a higher level of average assets under management in funds and accounts due to the acquisition of managed account assets from Rittenhouse in August 1997, the sale of funds and accounts throughout 1997 and the first half of 1998, and appreciation in the underlying assets over the same periods. These increases were partially offset by a decline in interest income earned on short-term investments as the Company deployed its capital, and a decline in distribution revenues earned on sales of municipal defined portfolio products.

o Operating expenses for the first six months of 1998 increased over the same period of the prior year primarily due to goodwill amortization and the incremental personnel and operating expenses resulting from the acquisition of Rittenhouse in August 1997.



                                      (10)

The following discussion and analysis contains important information that should be helpful in evaluating the Company's results of operations and financial condition, and should be read in conjunction with the consolidated financial statements and related notes.

RESULTS OF OPERATIONS

Total advisory fee income earned during any period is directly related to the market value of the assets managed by the Company. Advisory fee income will increase with a rise in the level of assets under management, which occurs with the sale of fund shares, deposits into individually managed accounts, the acquisition of assets under management from other advisory companies, or through increases in the value of portfolio investments. Sales include shares of new and existing funds or managed accounts. Assets under management may also increase as a result of reinvestment of distributions from defined portfolio products sponsored by the Company into shares of mutual funds. Fee income will decline when managed assets decline, as would occur when the values of fund portfolio investments decrease or when mutual fund redemptions or managed account withdrawals exceed sales.

Investment advisory fee income, net of subadvisory fees and expense reimbursements, from assets managed by the Company is shown in the following table:

-------------------------------------------------------------------------------
     NUVEEN MANAGED FUNDS AND ACCOUNTS
     INVESTMENT ADVISORY FEES
     (in thousands)




                                THREE MONTHS ENDED              SIX MONTHS ENDED
                                     JUNE 30,                       JUNE 30,
                                 1998         1997               1998         1997
                              ---------    ------------       -----------  ----------
Managed Funds:
 Mutual Funds                  $12,383        $11,142            $ 24,659    $ 21,660
 Exchange-Traded Products       39,616         38,573              79,012      76,865
 Money Market Funds                850            911               1,791       1,910
Managed Accounts (1)            14,553            617              26,400       1,165
                               -------        -------            --------    --------
   Total                       $67,402        $51,243            $131,862    $101,600
                               =======        =======            ========    ========
----------------------------------------------------------------------------------------


  (1) For the 1998 period, includes advisory fee income earned on assets managed by Rittenhouse, which was acquired August 31, 1997.



                                     (11)

The following table summarizes net assets under management:

--------------------------------------------------------------------------------
     NUVEEN MANAGED FUNDS AND ACCOUNTS
     NET ASSETS UNDER MANAGEMENT (1)
     (in millions)

                                     JUNE 30,    DECEMBER 31,   JUNE 30,
                                      1998          1997         1997
                                   -----------  ------------  -----------
     Managed Funds:
       Mutual Funds                $    11,325  $     10,885  $    10,386
       Exchange-Traded Products         26,099        26,117       25,448
       Money Market Funds                  849           970          940
     Managed Accounts                   13,900        11,622          822
                                   -----------  ------------  -----------
       Total                       $    52,173  $     49,594  $    37,596
                                   ===========  ============  ===========

     (1)  Excludes defined portfolio product assets under surveillance.
--------------------------------------------------------------------------------


Total advisory fees for the first six months of 1998 increased from the first six months of 1997 as a result of higher levels of average assets under management relating principally to the Rittenhouse acquisition. Mutual fund assets under management at June 30, 1998 increased 9% from June 30, 1997. This increase reflects the net sales of fund shares over the periods and appreciation in the underlying value of the portfolio investments. Managed account assets under management at June 30, 1998 increased $13.1 billion from June 30, 1997 due to the acquisition of $9.1 billion in managed account assets from Rittenhouse, sales of accounts over the periods and appreciation in the underlying value of investments. Average money market net assets under management decreased due to relatively low short-term interest rates, a strong equity market and strong competition from sponsors of competing money market products.

Gross sales of investment products for the second quarter and first six months of 1998 and 1997 are shown below.

-------------------------------------------------------------------------------
     GROSS INVESTMENT PRODUCT SALES
     (in millions)



                          THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                             1998            1997             1998             1997
                         -------------  ---------------  ---------------  ---------------
   Mutual Funds              $  355          $295           $  774            $   503
   Defined Portfolio
    Products                    180           208              347                416
   Managed Accounts (1)       1,296           108            2,438                185
                             ------          ----           ------             ------
      Total                  $1,831          $611           $3,559             $1,104
                             ======          ====           ======             ======

--------------------------------------------------------------------------------


     (1)  For the 1998 period, includes sales of Rittenhouse accounts.


Overall, gross sales of the Company's products for the three month and six month periods ended June 30, 1998 increased 200% and 222%, respectively over the same periods of the


                                     (12)
prior year. Net sales increased $.8 billion, or 184%, for the second quarter of 1998 and $1.8 billion, or 260% for the first half of 1998, over the same periods of 1997. Increased concern regarding volatility in the equity markets resulted in an increase in the Company's municipal mutual fund sales in the first six months of 1998 as investors turned to more conservative investments. Municipal mutual fund redemptions in the first six months of 1998 were also 10% lower than the same period of the prior year. Sales of the Company's equity mutual funds also increased over the prior year with two new fund introductions. In January 1998, the Company introduced a new growth fund subadvised by Rittenhouse and in June 1998, a new European fund subadvised by ICAP was launched. Distribution revenue earned on the municipal mutual fund sales declined, however, compared to the prior year. This decrease is primarily the result of the inclusion, for the 1997 period only, of 12b-1 fees earned in January 1997 under Flagship's former mutual fund pricing structure. On February 1, 1997 the Flagship and Nuveen municipal funds merged and adopted pricing structures more similar to the Nuveen funds. Additionally, commissions paid by the Company on municipal mutual funds sales in excess of $1.0 million have increased over the prior year.

The decrease in sales of defined portfolio products is primarily the result of lower municipal defined portfolio sales, which is due to less competitive current returns on these products. This decrease is partially offset by sales of equity, corporate and treasury defined portfolio products introduced in May 1997. As such, distribution revenue for the municipal defined portfolio products is down $2.0 million in the first half of 1998 compared with the first half of 1997, partially offset by an increase of $.5 million in distribution revenue earned on the equity, corporate and treasury defined portfolio products.

Sales of managed accounts increased during the first six months of 1998 when compared to the same period of 1997 as Rittenhouse's managed account business was combined with the Company's on August 31, 1997. Sales of Nuveen's municipal managed accounts increased 126% when compared to the same period of the prior year. Sales of managed accounts do not impact the Company's underwriting and distribution revenue as there are no transaction-based revenues associated with those products.

The Company records positioning profits or losses from changes in the market value of investment products and securities held temporarily. The Company hedges certain of these holdings against fluctuations in interest rates using financial futures. During the first six months of 1998, the Company realized net positioning losses of $0.3 million compared to losses of $0.4 million during the first half of 1997.

Investment banking revenues include both new issue underwriting profits and fee income earned from various financial advisory activities. Investment banking revenues increased $1.0 million in the first six months of 1998 over the same period in 1997 due to an increase in both negotiated underwritings and financial advisory activity.

Interest and dividend revenue declined 49% or $2.9 million when comparing the six month period ended June 30, 1998 with the same period of the prior year as cash balances were deployed in the last three quarters of 1997 for the acquisition of Rittenhouse, for repurchases of a portion of the Company's outstanding common shares and for investments in new products.

Operating expenses increased 26% in the first half of 1998 over the same period of the prior year. This increase is principally due to the inclusion of Rittenhouse in the 1998 results.


                                      (13)

When comparing the Company's expenses excluding Rittenhouse for the same periods, the increase in expenses is 5%.

Compensation and related benefits for the first six months ended June 30, 1998 increased 15% over the same period of the prior year. This increase is the result of the inclusion of approximately 95 Rittenhouse employees in the first half of 1998, which is partially offset by headcount reductions in the Company's municipal business.

Advertising and promotional expenditures increased for the first six months of 1998 when compared to the same period of 1997 primarily due to the inclusion of Rittenhouse advertising and promotional expenditures and an expansion in the product line offered by the Company.

The increase in amortization of goodwill and deferred offering costs when comparing the first six months of 1998 with the first six months of 1997 also relates principally to the acquisition of Rittenhouse. The Company recorded $2.4 million of Rittenhouse-related goodwill amortization expense in the first half of 1998. The Company is amortizing the goodwill associated with Rittenhouse over approximately 30 years.

Occupancy and equipment, travel and entertainment, and other operating expenses increased $6.7 million for the six month period ended June 30, 1998 compared to the same period of the prior year primarily due to the addition of the Rittenhouse operations and the severance-related expenses of $1.3 million associated with an organizational restructuring.


CAPITAL RESOURCES, LIQUIDITY
AND FINANCIAL CONDITION

The Company's principal businesses are not capital intensive and, historically, the Company has met its liquidity requirements through cash flow generated by the Company's operations. The Company's broker/dealer subsidiary occasionally utilizes available, uncommitted lines of credit, which exceed $400 million, to satisfy additional periodic, short-term liquidity requirements generally for the purpose of carrying variable rate demand obligations (VRDOs). Additionally, in August 1997, the Company entered into a $200 million committed, three-year revolving credit facility with a group of banks to ensure an ongoing liquidity source for general corporate purposes including acquisitions. As of June 30, 1998, the outstanding balance of indebtedness under this borrowing facility was $2 million.

On August 31, 1997, the Company acquired Rittenhouse, a nationally-known equity and balanced account manager, for a cash purchase price of $145 million. To finance the transaction the Company used $95 million of cash on hand and, for the remainder, utilized the aforementioned committed credit line, which was subsequently paid down during the first quarter of 1998. The acquisition has been accounted for using the purchase method of accounting resulting in approximately $143 million in goodwill for financial reporting purposes, which will be amortized against earnings over approximately 30 years.

At June 30, 1998, the Company held in its treasury 7,041,970 shares of common stock acquired in open market transactions and in transactions with its Class B shareholder, The St. Paul Companies, Inc., as part of ongoing stock repurchase programs. In February 1997, the Board of Directors authorized the purchase of
3.5 million shares. At June 30, 1998, the Company has 1,268,874 shares remaining to be purchased under the February 1997 repurchase program.



                                      (14)

During the first half of 1998, the Company paid out dividends on common shares totaling $14.6 million and on preferred shares totaling $1.1 million.

The Company is remarketing agent for various issuers of VRDOs with an aggregate principal value of $1.8 billion at June 30, 1998. Although remarketing agents, including the Company, are only obligated to use their best efforts in locating purchasers for the VRDOs, they frequently repurchase VRDOs for resale to other buyers within a few days. During temporary periods of imbalance between supply and demand for VRDOs, the Company may hold larger than average balances of such obligations for resale. Substantially all VRDOs for which the Company is remarketing agent are secured by letters of credit obtained by the issuer from top-rated third-party providers, including major commercial banks and insurance companies. At June 30, 1998, and December 31, 1997, the Company held $6 million and $98 million, respectively, of VRDOs, which are classified in its consolidated balance sheets as "Temporary Investments Arising from Remarketing Obligations". The Company's average daily inventory of VRDOs was $20 million during the first six months of 1998 and $32 million during 1997.

To minimize interest rate risk on fixed-income defined portfolio product inventories and securities held by the Company, the Company entered into futures contracts during the first half of 1998 and expects to continue to do so. Additionally, the Company's investment banking group will, on occasion, act as financial adviser, broker, or underwriter to municipal or other issuers with respect to transactions such as interest rate swaps and forward delivery transactions.

John Nuveen & Co. Incorporated, the Company's wholly owned broker/dealer subsidiary, is subject to the Securities and Exchange Commission Rule 15c3-1, the "Uniform Net Capital Rule", which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, as these terms are defined, shall not exceed 15 to 1. At June 30, 1998, its net capital ratio was 1.31 to 1 and its net capital was $28.9 million which is $26.4 million in excess of the required net capital of $2.5 million.

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

                           PART II  OTHER INFORMATION



ITEM 1.    LEGAL PROCEEDINGS

           Not Applicable.


ITEM 2.    CHANGES IN SECURITIES

           Not Applicable.


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           Not Applicable.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           At the Annual Meeting of Stockholders held on May 7, 1998, the eight directors nominated in the Proxy Statement were elected for a one-year term expiring at the annual meeting in 1999. The following individuals were elected directors by the vote of holders of the following number of shares of Class A and Class B Common Stock represented at the meeting, voting together as a single class:


           Director                    For      Withheld  Broker Non-Vote
           --------                 ----------  --------  ---------------
           Anthony T. Dean          31,309,785  185,620          0
           Timothy R. Schwertfeger  31,314,885  180,520          0
           John P. Amboian          31,320,385  175,020          0
           Willard L. Boyd          31,314,410  180,995          0
           Duane R. Kullberg        31,315,310  180,095          0

           The following individuals were elected Class B directors by the vote of holders of the following number of shares of Class B Common Stock represented at the meeting, voting as a separate class:


           Class B Director           For      Withheld  Broker Non-Vote
           ----------------        ----------  --------  ---------------
           W. John Driscoll        24,441,738     0             0
           Douglas W. Leatherdale  24,441,738     0             0
           Paul J. Liska           24,441,738     0             0
           Patrick A. Thiele       24,441,738     0             0

           The proposal to ratify the selection of KPMG Peat Marwick as independent auditors for the Company was approved by a vote of 31,482,958 shares in favor, 5,716 shares opposed and 6,731 shares abstaining.

           The proposal relating to the initiation of discussions by the Directors with possible purchasers relating to the acquisition of the Company was rejected by a vote of 1,136,918 shares in favor, 28,838,765 shares opposed and 662,312 shares abstaining.

                                      (17)

ITEM 5.  OTHER INFORMATION

         The 1999 annual shareholder meeting for The John Nuveen Company has been set for Thursday, May 6, 1999 in Chicago, Illinois.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a) The following exhibits are included herein:

            (27) Financial Data Schedule

         b) Report on Form 8-K.  None.





































                                      (18)

                                   SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                   THE JOHN NUVEEN COMPANY
                                   (Registrant)








DATE:  August 11, 1998             ----------------------------------------
                                   John P. Amboian
                                   Executive Vice President and
                                   Chief Financial Officer





DATE:  August 11, 1998             -----------------------------------------
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





                                 THE JOHN NUVEEN COMPANY
                                 (Registrant)






DATE:  August 11, 1998           By /s/ John P. Amboian
                                 --------------------------------------------
                                 John P. Amboian
                                 Executive Vice President and
                                 Chief Financial Officer






DATE:  August 11, 1998           By /s/ Margaret E. Wilson
                                 --------------------------------------------
                                 Margaret E. Wilson
                                 Vice President of Finance and Corporate
                                 Controller (Principal Accounting Officer)


















                                      (19)