Form 10-Q
period 1998-09-30
NUVEEN JOHN COMPANY
filed 1998-11-13
CIK 885708

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q






 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
---      OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended SEPTEMBER 30, 1998

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

     At November 9, 1998 there were 31,354,386 shares of the Company's Common Stock outstanding, consisting of 6,912,648 shares of Class A Common Stock, $.01 par value, and 24,441,738 shares of Class B Common Stock, $.01 par value.

                            THE JOHN NUVEEN COMPANY

                               TABLE OF CONTENTS


                                                                     Page No.
                                                                     --------

PART I.   FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS



    Consolidated Balance Sheets (Unaudited),
       September 30, 1998 and December 31, 1997                        3

    Consolidated Statements of Income (Unaudited),
       Three Months Ended September 30, 1998 and 1997                  4
       Nine Months Ended September 30, 1998 and 1997

    Consolidated Statement of Changes in Stockholders'
       Equity (Unaudited), Nine Months Ended September 30, 1998        5

    Consolidated Statements of Cash Flows (Unaudited),
       Nine Months Ended September 30, 1998 and 1997                   6

    Notes to Consolidated Financial Statements
       (Unaudited)                                                     7

 ITEM 2.

    Management's Discussion and Analysis of
       Financial Condition and Results of Operations                   8


PART II.  OTHER INFORMATION

 Item 1 through Item 6                                                18

 Signatures                                                           19






                                      (2)

                          PART 1 FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                            THE JOHN NUVEEN COMPANY

                          CONSOLIDATED BALANCE SHEETS
                                   UNAUDITED
                       (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                                SEPTEMBER 30,       DECEMBER 31,
ASSETS                                                                              1998                1997
------                                                                          -------------       ------------
Cash                                                                             $     9,181         $    8,771
Securities purchased under agreements to resell                                       42,000                  -
Temporary investments arising from remarketing obligations                            18,255             97,705
Management and distribution fees receivables                                          25,070             27,169
Other receivables                                                                     15,768             13,548
Securities owned (trading account), at market value:
     Nuveen defined portfolios                                                        29,901             31,926
     Municipal bonds and notes                                                         3,853                572
Deferred income tax asset, net                                                         4,894              7,096
Furniture, equipment, and leasehold improvements, at cost less accumulated
     depreciation and amortization of $29,849 and $26,133, respectively               13,890             14,788
Other investments                                                                     43,484             55,339
Goodwill, at cost less accumulated amortization of $9,399 and $3,956,
     respectively                                                                    205,168            209,300
Prepaid expenses and other assets                                                     30,521             26,018
                                                                                 -----------         ----------
          Total assets                                                           $   441,985         $  492,232
                                                                                 ===========         ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------
Liabilities:
Notes payable                                                                    $        -          $   15,000
Secured short-term bank loans supporting remarketing obligations                      4,000              69,500
Accrued compensation and other expenses                                              40,191              42,111
Deferred compensation                                                                28,594              27,414
Securities sold under agreements to repurchase                                        3,000                   -
Security purchase obligations                                                         9,293                   -
Other liabilities                                                                    20,231              20,087
                                                                                 -----------         ----------
     Total liabilities                                                              105,309             174,112
                                                                                 -----------         ----------


Redeemable preferred stock, at redemption value;
     5,000,000 shares authorized, 1,800,000 shares issued                            45,000              45,000
                                                                                 -----------         ----------

Common stockholders' equity:
Class A common stock, $.01 par value; 150,000,000 shares authorized,
     14,212,618 shares issued                                                           142                 142
Class B common stock, $.01 par value; 40,000,000 shares authorized,
     24,441,738 shares issued                                                           245                 245
Additional paid-in capital                                                           54,938              52,963
Retained earnings                                                                   437,265             403,635
Unamortized cost of restricted stock awards                                            (106)               (185)
                                                                                 -----------         ----------
                                                                                    492,484             456,800
Less common stock held in treasury, at cost (7,242,770 and 6,871,805
     shares, respectively)                                                         (200,808)           (183,680)
                                                                                 -----------         ----------
     Total common stockholders' equity                                              291,676             273,120
                                                                                 -----------         ----------
          Total liabilities and stockholders' equity                             $  441,985          $  492,232
                                                                                 ===========         ==========



See accompanying notes to consolidated financial statements.




                                      (3)

                            THE JOHN NUVEEN COMPANY

                       CONSOLIDATED STATEMENTS OF INCOME
                                   UNAUDITED
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                      THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                  SEPTEMBER 30,
                                                                    ----------------------          -----------------
                                                                    1998              1997           1998       1997
                                                                    ----              ----           ----       ----
Revenues:
     Investment advisory fees from
        assets under management                                    $  69,217      $  55,439         $ 201,079   $ 157,039
     Underwriting and distribution
        of investment products                                         2,583          3,228             7,311      10,595
     Positioning profits (losses)                                         42          1,246              (283)        821
     Investment banking                                                2,886          3,461             9,663       9,274
     Investment and dividends                                          1,682          2,808             4,730       8,739
     Other                                                               592          1,631             3,330       5,775
                                                                   ---------      ---------         ---------   ---------
        Total revenues                                                77,002         67,813           225,830     192,243
                                                                   ---------      ---------         ---------   ---------


Expenses:
     Compensation and benefits                                        22,561         19,620            64,822      56,282
     Advertising and promotional costs                                 4,709          4,478            15,306      12,782
     Occupancy and equipment costs                                     2,911          3,114             9,213       8,839
     Amortization of goodwill and
        deferred offering costs                                        3,503          2,823            10,617       7,059
     Travel and entertainment                                          2,504          1,978             7,213       5,072
     Interest                                                            641          1,103             2,087       2,485
     Other operating expenses                                          6,016          4,092            17,480      11,059
                                                                   ---------      ---------         ---------   ---------
        Total expenses                                                42,845         37,208           126,738     103,578
                                                                   ---------      ---------         ---------   ---------


Income before taxes                                                   34,157         30,605            99,092      88,665


Income taxes                                                          13,187         12,037            38,616      34,553
                                                                   ---------      ---------         ---------   ---------

Net income                                                         $  20,970      $  18,568         $  60,476   $  54,112
                                                                   =========      =========         =========   =========
Average common and common equivalent
     shares outstanding:
       Basic                                                          31,545         31,940            31,730      32,443
                                                                   =========      =========         =========   =========

       Diluted                                                        34,387         34,589            34,530      35,009
                                                                   =========      =========         =========   =========

Earnings per common share:
       Basic                                                       $    0.65      $    0.56         $    1.85   $    1.62
                                                                   =========      =========         =========   =========

       Diluted                                                     $    0.61      $    0.54         $    1.75   $    1.55
                                                                   =========      =========         =========   =========

See accompanying notes to consolidated financial statements.


                                      (4)

                            THE JOHN NUVEEN COMPANY

        CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY
                                   UNAUDITED
                                 (IN THOUSANDS)


                                                                                                 Unamortized
                                                Class A     Class B    Additional                  Cost of
                                                Common      Common       Paid-In     Retained     Restricted     Treasury
                                                 Stock       Stock       Capital     Earnings    Stock Awards     Stock     Total
                                                -------     -------    ----------    --------    ------------   ---------  --------
Balance at December 31, 1997                    $   142     $   245    $   52,963    $403,635    $       (185)  $(183,680) $273,120
Net income                                            -           -             -      60,476               -           -    60,476
Cash dividends paid                                   -           -             -     (24,515)              -           -   (24,515)
Amortization of restricted
  stock awards                                        -           -             -           -              79           -        79
Purchase of treasury stock                            -           -             -           -               -     (25,297)  (25,297)
Exercise of stock options                             -           -             -      (2,509)              -       7,607     5,098
Other                                                 -           -         1,975         178               -         562     2,715
                                                -------     -------    ----------    --------    ------------   ---------  --------
Balance at September 30, 1998                   $   142     $   245    $   54,938    $437,265    $       (106)  $(200,808) $291,676
                                                =======     =======    ==========    ========    ============   =========  ========


See accompanying notes to consolidated financial statements.




                                      (5)

                            THE JOHN NUVEEN COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED
                                 (IN THOUSANDS)


                                                                           Nine Months Ended September 30,
                                                                           -------------------------------
                                                                                1998              1997
                                                                           -------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                               $    60,476        $    54,112
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Deferred income taxes                                                       2,202              2,084
     Amortization/Depreciation:
       Furniture, equipment, and leasehold improvements                          3,716              3,068
       Goodwill                                                                  5,443              2,094
     Net (increase) decrease in assets:
       Accrued management and distribution fees receivable                       2,099             (3,200)
       Accrued other receivables                                                (2,220)             1,824
       Temporary investments arising from remarketing obligations               79,450             83,845
       Nuveen defined portfolios                                                 2,025             (4,175)
       Municipal bonds and notes                                                (3,281)             4,435
       Prepaid expenses and other assets                                        (4,503)            (1,351)
     Net increase (decrease) in liabilities:
       Other liabilities                                                           144              5,302
       Accrued compensation and other expenses                                  (1,920)           (16,177)
       Security purchase obligations                                             9,293              4,406
       Deferred compensation                                                     1,180              2,796
     Other                                                                       2,052              2,243
                                                                           -----------        -----------
          Net cash provided from operating activities                          156,156            141,306
                                                                           -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Notes payable:
     New loans                                                                   9,000             40,000
     Payments on loans                                                         (24,000)           (15,000)
  Net receipts (payments) on short-term borrowings:
     Securities sold under agreements to repurchase                              3,000                  -
     Secured short-term bank loans                                             (65,500)                 -
  Dividends paid                                                               (24,515)           (22,715)
  Proceeds from stock options exercised                                          5,098              6,948
  Acquisition of treasury stock                                                (25,297)           (54,136)
                                                                           -----------        -----------
          Net cash (used for) financing activities                            (122,214)           (44,903)
                                                                           -----------        -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Flagship, net of cash received                                         -            (17,343)
  Purchase of Rittenhouse, net of cash received                                      -           (128,681)
  Purchase of office furniture and equipment                                    (2,818)            (4,563)
  Other investments                                                             11,855              2,702
  Other                                                                           (569)                 -
                                                                           -----------        -----------
          Net cash provided from (used for) investing activities                 8,468           (147,885)
                                                                           -----------        -----------

Increase/(decrease) in cash and cash equivalents                                42,410            (51,482)
Cash and cash equivalents:
  Beginning of year                                                              8,771             78,348
  End of period                                                            $    51,181        $    26,866
                                                                           ===========        ===========




See accompanying notes to consolidated financial statements.



                                      (6)

                            THE JOHN NUVEEN COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                               SEPTEMBER 30, 1998

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

NOTE 2  EARNINGS PER COMMON SHARE

The following table sets forth a reconciliation of net income and common shares used in the basic and diluted earnings per share computations for the nine month period ended September 30, 1998.



----------------------------------------------------------------------------------------------------------------
In thousands,                                                 For the nine months ended
except per share data                        September 30, 1998                        September 30, 1997
----------------------------------------------------------------------------------------------------------------
                                            Net              Per-share               Net               Per-share
                                           income   Shares    amount                income    Shares    amount
                                      --------------------------------------------------------------------------
Net income                              $ 60,476                                 $  54,112
Less:  Preferred stock dividends          (1,688)                                   (1,688)
                                        --------                                 ---------
Basic EPS                                 58,788    31,730   $ 1.85                 52,424    32,443      $1.62
  Dilutive effect of:
  Deferred stock                               -       179                               -       182
  Employee stock options                       -       971                               -       734
  Assumed conversion of
    preferred stock                        1,688     1,650                           1,688     1,650
                                        --------    ------                       ---------    ------
Diluted EPS                             $ 60,476    34,530   $ 1.75              $  54,112    35,009      $1.55
                                        ========    ======   ======              =========    ======    =======

Options to purchase 260,500 and 122,500 shares of the Company's common stock were outstanding at September 30, 1998 and 1997, respectively, but were not included in the computation of diluted earnings per share because the options' respective weighted average exercise prices of $39.00 and $37.00 per share were greater than the average market price of the Company's common shares during the applicable year.

NOTE 3  NET CAPITAL REQUIREMENT

John Nuveen & Co. Incorporated, the Company's wholly owned broker/dealer subsidiary, is subject to the Securities and Exchange Commission Rule 15c3-1, the "Uniform Net Capital Rule", which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, as these terms are defined, shall not exceed 15 to 1. At September 30, 1998 its net capital ratio was 1.64 to 1 and its net capital was $29,200,000 which is $26,002,000 in excess of the required net capital of $3,198,000.






                                      (7)

                         PART I.  FINANCIAL INFORMATION
      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                            THE JOHN NUVEEN COMPANY

                               SEPTEMBER 30, 1998


DESCRIPTION OF THE BUSINESS

The Company's principal businesses are asset management and related research; the development, marketing, and distribution of investment products and services; and municipal and corporate investment banking services. The Company markets its investment products, including mutual funds, closed-end funds, defined portfolio products (unit trusts), and managed accounts through a network of registered representatives associated with unaffiliated firms including broker-dealers, commercial banks, affiliates of insurance providers, financial planners, accountants, consultants and investment advisers.

The Company's primary business activities generate three principal sources of revenue: (1) ongoing advisory fees earned on assets under management, including mutual funds, closed-end funds, and individually managed accounts; (2) transaction-based revenue earned upon the distribution of mutual fund and defined portfolio products; and, (3) investment banking revenues, consisting of underwriting and other advisory fees.

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

Assets under management include equities, taxable fixed-income and municipal securities. Municipal assets represent 74% of assets under management in managed funds and accounts at September 30, 1998 compared with 78% at September 30, 1997.


GENERAL INDUSTRY TRENDS

During the third quarter, the U.S. economy finally began to feel the effects of the financial crisis that began in southeast Asia a year ago. This was most noticeable in manufacturing, where the purchasing managers' index in June slipped below the 50% mark, thereby signifying a decline in manufacturing activity. Foreign demand for the safety of U.S. Treasury securities did not extend to tax-exempt municipals. Consequently, while long Treasury yields declined by 0.70% to 4.95%, municipal rates edged down only 0.20%. The stock market, which peaked on July 17, later sank beneath concerns over the future state of the economy and corporate profits. The S&P 500 declined 10% during the third quarter resulting in a year-to-date return of 6%.

The volatility in the stock market during the third quarter of 1998 resulted in a decrease in the level of net flows (equal to the sum of sales, reinvestment and exchanges less redemptions) into equity mutual funds industry-wide for the quarter compared to previous






                                      (8)
quarters. Although equity mutual funds are still attracting significant positive net flows, sales of equity mutual funds for the first nine months of the year are down approximately 20% when comparing the same period of the prior year. Equity managed accounts and equity defined portfolio products have continued to attract increased cash flows across the industry. The sales momentum that started in 1997 for fixed-income mutual funds has continued into 1998 with municipal bond funds posting substantial increases industry-wide in net flows during the first nine months of the year. This is primarily due to increased volatility in the equity markets, the relative price stability of high-quality fixed income products and favorable pricing of municipals compared with treasury securities. Industry sales of municipal defined portfolio products have declined in 1998 as a result of less competitive current returns.


The following table compares key operating information of the Company for the three month periods and nine month periods ended September 30, 1998 and 1997.


 FINANCIAL RESULTS SUMMARY
 NUVEEN OPERATING STATISTICS
 (in millions except per share
 amounts)

 ----------------------------------------------------------------------------------------------------
                                       FOR THE THIRD QUARTER OF       FOR THE FIRST NINE MONTHS OF
                                       1998      1997    % CHANGE     1998        1997      % CHANGE
                                     --------  --------  --------  ----------  ----------  ----------
 Gross sales of investment products   $1,999   $   804     149%     $ 5,558    $  1,907       191%
 Assets under management (1) (2)      52,736    47,845      10       52,736      47,845        10
 Gross revenues                         77.0      67.8      14        225.8       192.2        17
 Operating expenses                     42.8      37.2      15        126.7       103.6        22
 Pretax operating income                34.2      30.6      12         99.1        88.7        12
 Net income                             21.0      18.6      13         60.5        54.1        12
 Basic earnings per share (3)           0.65      0.56      16         1.85        1.62        14
 Diluted earnings per share (3)         0.61      0.54      13         1.75        1.55        13
 Operating cash flows per share (4)     0.75      0.64      17         2.17        1.84        18
 Dividends per share                    0.26      0.23      13         0.72        0.65        11
 ----------------------------------------------------------------------------------------------------

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







                                      (9)

SUMMARY OF OPERATING RESULTS

* Gross revenues for the nine month period ended September 30, 1998 increased 17% over the nine month period ended September 30, 1997 primarily due to higher advisory fee revenues. The increase in advisory fee revenues is the result of a higher level of average assets under management in funds and accounts due to the acquisition of managed account assets from Rittenhouse in August 1997 and the sale of funds and accounts throughout 1997 and the first nine months of 1998. These increases were partially offset by a decline in interest income earned on short-term investments as the Company deployed its capital, and a decline in distribution revenues earned on sales of municipal defined portfolio products.

* Operating expenses for the first nine months of 1998 increased over the same period of the prior year primarily due to goodwill amortization and the incremental personnel and operating expenses resulting from the acquisition of Rittenhouse in August 1997.

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






                                      (10)

Investment advisory fee income, net of subadvisory fees and expense reimbursements, from assets managed by the Company is shown in the following table:

-----------------------------------------------------------------------------------------

  NUVEEN MANAGED FUNDS AND ACCOUNTS
  INVESTMENT ADVISORY FEES
  (in thousands)


                                   THREE MONTHS ENDED             NINE MONTHS ENDED
                                      SEPTEMBER 30,                  SEPTEMBER 30,
                                   1998          1997              1998         1997
                                   ----          ----              ----         ----
 Managed Funds:
  Mutual Funds                $  13,160      $  12,034         $   37,819  $   33,694
  Exchange-Traded Products       40,207         39,611            119,220     116,476
  Money Market Funds                826            961              2,616       2,872
 Managed Accounts (1)            15,024          2,833             41,424       3,998
                              ---------      ---------         ----------  ----------
   Total                      $  69,217      $  55,439         $  201,079  $  157,040
                              =========      =========         ==========  ==========
-----------------------------------------------------------------------------------------

 (1) For the 1998 period and for the month of September 1997, includes advisory fee income earned on assets managed by Rittenhouse.


The following table summarizes net assets under management:

-----------------------------------------------------------------------------------------

     NUVEEN MANAGED FUNDS AND ACCOUNTS
     NET ASSETS UNDER MANAGEMENT (1)
     (in millions)


                              SEPTEMBER 30,  DECEMBER 31,  SEPTEMBER 30,
                                       1998          1997           1997
                                       ----          ----           ----
 Managed Funds:
  Mutual Funds                    $  11,503     $  10,885      $  10,705
  Exchange-Traded Products           26,439        26,117         25,799
  Money Market Funds                    839           970            967
 Managed Accounts                    13,955        11,622         10,374
                                  ---------     ---------      ---------
    Total                         $  52,736     $  49,594      $  47,845
                                  =========     =========      =========

 (1)  Excludes defined portfolio product assets under surveillance.

-----------------------------------------------------------------------------------------

Total advisory fees for the first nine months of 1998 increased from the first nine months of 1997 as a result of higher levels of average assets under management relating principally to the Rittenhouse acquisition on August 31, 1997. Mutual fund assets under management at September 30, 1998 increased 7% from September 30, 1997. This increase reflects the net sales of fund shares over the periods and appreciation in the underlying value of the municipal portfolio investments. Managed account assets under management at September 30, 1998 increased $3.6 billion from September 30, 1997. Average money market net assets under management decreased due to relatively low short-term interest rates and strong competition from sponsors of competing money market products.






                                      (11)

Gross sales of investment products for the third quarters and first nine months of 1998 and 1997 are shown below.


--------------------------------------------------------------------------------


  GROSS INVESTMENT PRODUCT SALES
  (in millions)

                                     THREE MONTHS ENDED       NINE MONTHS ENDED
                                       SEPTEMBER 30,             SEPTEMBER 30,
                                      1998       1997          1998        1997
                                      ----       ----          ----        ----
  Mutual Funds                    $    366       $253      $  1,140    $    756
  Defined Portfolios                   189        195           536         611
  Managed Accounts (1)               1,444        356         3,882         540
                                  --------    -------      --------    --------
     Total                        $  1,999    $   804      $  5,558    $  1,907
                                  ========    =======      ========    ========

--------------------------------------------------------------------------------

  (1) For the 1998 period and the month of September 1997, includes sales of Rittenhouse accounts.

Overall, gross sales of the Company's products for the three month and nine month periods ended September 30, 1998 increased 149% and 191%, respectively over the same periods of the prior year. Net sales were $1.5 billion for the third quarter of 1998, a 183% increase over the same period of the prior year, and $3.9 billion for the first nine months of 1998, a 226% increase over the same period of 1997.

MUTUAL FUNDS

Increased concern regarding volatility in the equity markets resulted in an increase in the Company's municipal mutual fund sales in the first nine months of 1998 as investors turned to more conservative investments. Municipal mutual fund redemptions in the first nine months of 1998 were also 10% lower than the same period of the prior year. Sales of the Company's equity mutual funds also increased over the prior year with two new fund introductions. In January 1998, the Company introduced a new growth fund subadvised by Rittenhouse and in June 1998, a new European fund subadvised by ICAP was launched. Distribution revenue earned on the municipal mutual fund sales declined, however, compared to the prior year. This decrease is primarily the result of the inclusion, for the 1997 period only, of 12b-1 fees earned in January 1997 under Flagship's former mutual fund pricing structure. On February 1, 1997 the Flagship and Nuveen municipal funds merged and adopted pricing structures more similar to the Nuveen funds. Additionally, commissions paid by the Company on municipal mutual funds sales in excess of $1.0 million have increased over the prior year.

DEFINED PORTFOLIOS

The decrease in sales of defined portfolio products is primarily the result of lower municipal defined portfolio sales, which is due to less competitive current returns on these products. This decrease is partially offset by sales of equity, corporate and treasury defined portfolio products introduced in May 1997. As such, distribution revenue for the longer term municipal defined portfolio products is down $2.4 million in the first nine months of 1998 compared with the first nine months of 1997, partially offset by an increase of $.3 million in






                                      (12)
distribution revenue earned on the shorter term equity, corporate and treasury defined portfolio products.

MANAGED ACCOUNTS

Sales of managed accounts increased during the first nine months of 1998 when compared to the same period of 1997 as Rittenhouse's managed account business was combined with the Company's on August 31, 1997. Sales of Nuveen's municipal managed accounts increased 97% when compared to the same period of the prior year. Sales of managed accounts do not impact the Company's underwriting and distribution revenue as there are no transaction-based revenues associated with those products.

OTHER

The Company records positioning profits or losses from changes in the market value of investment products and securities held temporarily. The Company hedges certain of these holdings against fluctuations in interest rates using financial futures. During the first nine months of 1998, the Company realized net positioning losses of $0.3 million compared to gains of $0.8 million during the first nine months of 1997.

Investment banking revenues include both new issue underwriting profits and fee income earned from various financial advisory activities. Investment banking revenues increased $0.4 million in the first nine months of 1998 over the same period in 1997 due to an increase in both negotiated underwritings and financial advisory activity.

Interest and dividend revenue declined 46% or $4.0 million when comparing the nine month period ended September 30, 1998 with the same period of the prior year as cash balances were deployed in 1997 for the acquisition of Rittenhouse, for repurchases of a portion of the Company's outstanding common shares and for investments in new products.

Operating expenses increased 22% in the first nine months of 1998 over the same period of the prior year. This increase is principally due to the inclusion of Rittenhouse for nine months in the 1998 results and only one month in the 1997 results. When comparing the Company's expenses excluding Rittenhouse for the same periods, expenses increased $2.8 million or 3%, including severance costs of approximately $2.0 million.

Compensation and related benefits for the first nine months ended September 30, 1998 increased 15% over the same period of the prior year. This increase is the result of the inclusion of approximately 98 Rittenhouse employees in the first nine months of 1998, which is partially offset by headcount reductions in other areas.

Advertising and promotional expenditures increased for the first nine months of 1998 when compared to the same period of 1997 primarily due to the inclusion of Rittenhouse advertising and promotional expenditures to support the expanded product line offered by the Company.

The increase in amortization of goodwill and deferred offering costs when comparing the first nine months of 1998 with the first nine months of 1997 also relates principally to the acquisition of Rittenhouse. The Company recorded $3.7 million of Rittenhouse-related goodwill amortization expense in the first nine months of 1998 compared to $.4 million in






                                      (13)

1997. The Company is amortizing the goodwill associated with Rittenhouse over approximately 30 years.

Occupancy and equipment, travel and entertainment, and other operating expenses increased $8.9 million for the nine month period ended September 30, 1998 compared to the same period of the prior year primarily due to the addition of the Rittenhouse operations.


CAPITAL RESOURCES, LIQUIDITY
AND FINANCIAL CONDITION

The Company's principal businesses are not capital intensive and, historically, the Company has met its liquidity requirements through cash flow generated by the Company's operations. The Company's broker/dealer subsidiary occasionally utilizes available, uncommitted lines of credit, which exceed $400 million, to satisfy additional periodic, short-term liquidity requirements generally for the purpose of carrying variable rate demand obligations (VRDOs). Additionally, in August 1997, the Company entered into a $200 million committed, three-year revolving credit facility with a group of banks to ensure an ongoing liquidity source for general corporate purposes including acquisitions. As of September 30, 1998, there was no outstanding balance due on the committed credit line.

On August 31, 1997, the Company acquired Rittenhouse, a nationally-known equity and balanced account manager, for a cash purchase price of $145 million. To finance the transaction the Company used $95 million of cash on hand and, for the remainder, utilized the aforementioned committed credit line, which was subsequently paid down during the first quarter of 1998. The acquisition has been accounted for using the purchase method of accounting resulting in approximately $144 million in goodwill for financial reporting purposes, which will be amortized against earnings over approximately 30 years.

At September 30, 1998, the Company held in its treasury 7,242,770 shares of common stock acquired in open market transactions and in transactions with its Class B shareholder, The St. Paul Companies, Inc., as part of ongoing stock repurchase programs. In February 1997, the Board of Directors authorized the purchase of 3.5 million shares. At September 30, 1998, the Company has approximately 1.0 million shares remaining to be purchased under the February 1997 repurchase program.

In August 1998, the Company announced a 13% increase in its third quarter dividend, to $0.26 per common share, from the second quarter amount of $0.23 per common share. During the first nine months of 1998, the Company paid out dividends on common shares totaling $22.8 million and on preferred shares totaling $1.7 million, compared with $21.0 million and $1.7 million, respectively, for the same period of 1997.

The Company is remarketing agent for various issuers of VRDOs with an aggregate principal value of $1.7 billion at September 30, 1998. Although remarketing agents, including the Company, are only obligated to use their best efforts in locating purchasers for the VRDOs, they frequently repurchase VRDOs for resale to other buyers within a few days. During temporary periods of imbalance between supply and demand for VRDOs, the Company may hold larger than average balances of such obligations for resale. Substantially all VRDOs for which the Company is remarketing agent are secured by letters of credit obtained by the issuer from top-rated third-party providers, including major commercial banks and insurance companies. At September 30, 1998, and December 31,






                                      (14)

1997, the Company held $18.3 million and $97.7 million, respectively, of VRDOs, which are classified in its consolidated balance sheets as "Temporary Investments Arising from Remarketing Obligations". The Company's average daily inventory of VRDOs was $17 million during the first nine months of 1998 and $32 million during all of 1997.

To minimize interest rate risk on fixed-income defined portfolio product inventories and securities held by the Company, the Company entered into hedging transactions using futures contracts during the first nine months of 1998 and expects to continue to do so. Additionally, the Company's investment banking group will, on occasion, act as financial adviser, broker, or underwriter to municipal or other issuers with respect to transactions such as interest rate swaps and forward delivery transactions.

John Nuveen & Co. Incorporated, the Company's wholly owned broker/dealer subsidiary, is subject to the Securities and Exchange Commission Rule 15c3-1, the "Uniform Net Capital Rule", which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, as these terms are defined, shall not exceed 15 to 1. At September 30, 1998, its net capital ratio was 1.64 to 1 and its net capital was $29.2 million which is $26.0 million in excess of the required net capital of $3.2 million.

Management believes that cash provided from operations and borrowings available under its uncommitted and committed credit facilities will provide the Company with sufficient liquidity to meet its operating needs for the foreseeable future.

OTHER MATTERS

YEAR 2000

The Company has taken a number of steps to address the Year 2000 Challenge. As background, the Company first addressed this challenge in the early 1980's because of the historical focus of the Company's broker dealer and investment adviser subsidiaries on municipal bonds, which typically mature 20 to 30 years after the date of issuance. As a result, in the early 1980's the Company began developing internal software standards and other information technology systems that required the use of four digits to represent a year. These systems have been improved and tested over the years and remain in place, thus providing the Company with a base of internally developed, Year 2000 ready software. The Company outsources to service providers many administrative functions relating to its funds and investment products, and an outside service provider serves as transfer agent and custodian for all of the funds sponsored by the Company.

In light of the above, the Company's preparations for Year 2000 consist essentially of examination and testing of the software packages and hardware provided by third parties and of the systems and software of service partners, with particular emphasis on its key service providers, to determine their degree of Year 2000 compliance. The Company is compiling a detailed inventory of all third party software and hardware used in processing at Nuveen (which the Company expects to complete by the end of 1998) and is in the process of obtaining certifications of the Year 2000 compliance for each item of software and hardware (which the Company expects to complete by the end of the first quarter in 1999). The certification process may require follow up, which will be done as needed throughout 1999. As to its key service providers, the most significant include Chase Manhattan Bank and JJ Kenny, a subsidiary of Standard & Poors Corporation. Chase serves as transfer agent and custodian for the Company's funds and serves as trustee of the defined portfolios






                                      (15)
sponsored by the Company. Kenny serves as pricing agent for the municipal securities held by the Company's funds. Both of these service providers have shared detailed information with the Company regarding their Year 2000 plans and initiatives and the Company anticipates testing their respective systems in the
early part of 1999.   Rittenhouse, one of the Company's subsidiaries, has
completed the testing of a majority of the internal software and hardware it uses, which appears to be Year 2000 ready, and is addressing the compliance of its key service providers and business partners. The most critical system for Rittenhouse is a portfolio accounting system provided by a third party. Rittenhouse is a major customer of this provider and is scheduled to test the system for compliance in December, 1998.

Given the Company's prior development work, the Company and its subsidiaries do not anticipate facing the prospect of costly and time consuming redesign of internal information technology systems, and the costs of the Company's compliance program are not expected to be significant and will be incurred as part of normal operations. The costs presently consist of the cost of upgrades of software and of traveling expenses to coordinate with our parent company, subsidiaries and service partners. Therefore, the Company has not to date specially allocated a budget for the Company's Year 2000 initiative.

While the Company does not presently believe that challenges associated with Year 2000 are likely to have a material effect on the Company's operations, liquidity and financial condition, the Company has not completed the process of assessing the compliance of all of its third party software suppliers and key service providers and business partners. These outside parties are at various stages of readiness for Year 2000 and depending on the result of such assessments, it is possible the Company could conclude that the Year 2000 Challenge could affect the Company's business to a greater extent than it currently believes likely. It is also possible that certain service providers or partners, despite assurances to the contrary, may not in fact successfully modify all their key systems on a timely basis for Year 2000 and that the Company's testing of such firms' compliance may not allow the Company to detect such problems on a timely basis. Further, there can be no assurance that entities such as public utilities will be fully Year 2000 compliant and any interruption in basic services, such as telephone or electrical service, would disrupt the Company's operations.

The Company has begun to develop Year 2000 contingency plans. The Company's Year 2000 contingency plans will be based on the extent to which the Company's examination of the Year 2000 compliance of its third party software and service providers and key business partners reveals problems in achieving readiness.
The Company is not aware of any such problems presently but it has not yet completed its due diligence examination. Once this examination is completed, the Company will address any specific concerns with providers or key business partners and seek to take appropriate remedial action. We anticipate that the majority of any specific contingency plans will be developed in accordance with our normal disaster recovery plans. It may not be possible to develop adequate contingency plans relating to Year 2000 challenges at service providers that are not identified sufficiently in advance of January 1, 2000.


INFLATION

The Company's assets are, to a large extent, liquid in nature and therefore not significantly affected by inflation. However, inflation may result in increases in the Company's expenses, such as employee compensation, advertising and promotional costs, and office occupancy





                                      (16)
costs. To the extent inflation, or the expectation thereof, results in rising interest rates or has other adverse effects upon the securities markets and on the value of financial instruments, it may adversely affect the Company's financial condition and results of operations. A substantial decline in the value of fixed-income or equity investments could adversely affect the net asset value of funds managed by the Company, which in turn would result in a decline in investment advisory fee income.


FORWARD LOOKING INFORMATION

From time to time, information provided by the Company or information included in its filings with the SEC (including this Quarterly Report on Form 10-Q) may contain statements which are not historical facts but are forward-looking statements reflecting management's expectations. The Company's actual future results may differ significantly from those anticipated in any forward-looking statements due to numerous factors including but not limited to the effects of the substantial competition that the Company, like all market participants, faces in the investment management business, including competition for continued access to the brokerage firm's retail distribution systems, the Company's reliance on revenues from investment management contracts which are renewed annually according to their terms, burdensome regulatory developments and the previously discussed risks with respect to Year 2000 compliance. The Company undertakes no responsibility to update publicly or revise any forward looking statements.







                                      (17)

                           PART II  OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

        As previously reported most recently in the Form 10-K for the year ending December 31, 1997, a lawsuit brought in June, 1996 by certain shareholders is currently pending in federal district court for the Northern District of Illinois against Nuveen & Co., Nuveen Advisory, six Nuveen investment companies and two of the Funds' former directors seeking unspecified damages, an injunction and other relief. The suit also seeks certification of a defendant class consisting of all Nuveen-managed leveraged funds. The complaint is filed on behalf of a purported class of present and former shareholders of all Nuveen leveraged investment companies, including the Funds, which allegedly engaged in certain practices which plaintiffs allege violated various provisions of the Investment Company Act of 1940 and common law. Plaintiffs allege among other things, breaches of fiduciary duty and various misrepresentations and omissions in disclosures in connection with the use and maintenance of leverage through the issuance and periodic auctioning of preferred stock and the payment of management and brokerage fees to Nuveen Advisory and Nuveen & Co. Plaintiffs filed a motion for class certification on August 10, 1998. Defendants are opposing certification of either a plaintiff or defendant class. The defendants are vigorously contesting this action and have filed motions, which are pending, to dismiss the entire action.


ITEM 2.   CHANGES IN SECURITIES

          Not Applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES


          Not Applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not Applicable.


ITEM 5.   OTHER INFORMATION

          Not Applicable.

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



                                  THE JOHN NUVEEN COMPANY
                                  (Registrant)








DATE:  November 9, 1998           By /s/ John P. Amboian
                                  ---------------------------------
                                  John P. Amboian
                                  Executive Vice President and
                                  Chief Financial Officer





DATE:  November 9, 1998           By /s/ Margaret E. Wilson
                                  ----------------------------------
                                  Margaret E. Wilson
                                  Vice President of Finance and
                                  Corporate Controller
                                  (Principal Accounting Officer)











                                      (19)