Form 10-K
period 1998-12-31
NUVEEN JOHN COMPANY
filed 1999-03-31
CIK 885708

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                               OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

                            YES    X       NO  ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.____

     The aggregate market value of the outstanding Common Stock held by non-affiliates of the Registrant on March 18, 1999 was $201,225,268.

     The number of shares of the Registrant's Common Stock outstanding at March 18, 1999, was 31,299,536 consisting of 6,857,798 shares of Class A Common Stock, $.01 par value, and 24,441,738 shares of Class B Common Stock, $.01 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 1998 are incorporated by reference into Parts II and IV of this report. Portions of Registrant's Proxy Statement relating to the annual meeting of stockholders to be held May 6, 1999 are incorporated by reference into Parts I and III of this report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     The John Nuveen Company's (the Company) principal businesses are asset management and related research; development, marketing and distribution of investment products and services; and municipal and corporate investment banking services. The Company distributes its investment products, including mutual funds (open-end funds), exchange-traded funds (closed-end funds), defined portfolios (unit trusts), and individually managed accounts through registered representatives associated with unaffiliated firms including broker-dealers, commercial banks, affiliates of insurance providers, financial planners, accountants, consultants, and investment advisers.

     The Company's operations are organized around five subsidiaries including John Nuveen & Co. Incorporated (Nuveen & Co.), a registered broker and dealer in securities under the Securities Exchange Act of 1934, and four investment advisory subsidiaries registered under the Investment Advisers Act of 1940. These include Nuveen Advisory Corp. (NAC), Nuveen Institutional Advisory Corp.
(NIAC), Nuveen Asset Management Inc. (NAM) and Rittenhouse Financial Services, Inc. (Rittenhouse). Nuveen & Co. provides investment product distribution and related services for the Company's managed funds and defined portfolios, and houses the Company's investment banking activities. NAC and NIAC provide investment management for and administer the business affairs of the Nuveen managed funds. NAM and Rittenhouse provide investment management services for individual and institutional investors and Rittenhouse also acts as sub-adviser and portfolio manager for a mutual fund managed by NIAC.

     The Company is headquartered in Chicago, has offices in New York City, NY; Irvine, CA; Radnor, PA and has sales representatives located nationally. The Company is the successor to a business formed in 1898 by Mr. John Nuveen which served as an underwriter and trader of municipal bonds. This core business was augmented in 1961 when the Company developed and introduced its first municipal defined portfolio, which is a fixed portfolio of municipal securities selected and purchased by the Company and deposited in a trust. The Company introduced its first municipal mutual fund in 1976, its first municipal money market fund in 1981, and its first municipal exchange-traded fund in 1987. The Company began providing individual managed account services to investors in early 1995 and sponsored its first equity mutual fund in 1996. The Company expanded its defined portfolio product line in mid-1997 to include portfolios with underlying assets comprised of equity and taxable fixed-income securities.

     On January 2, 1997, the Company completed the acquisition of Flagship Resources Inc. (Flagship) and its wholly owned subsidiaries, Flagship Financial Inc., a registered investment adviser under the Investment Advisers Act of 1940, and Flagship Funds Inc., a registered broker-dealer under the Securities Exchange Act of 1934. At December 31, 1996, Flagship managed over $4.2 billion in predominantly municipal mutual funds and approximately $400 million in managed accounts for individual investors. Upon the completion of the acquisition, Flagship Financial Inc. became a wholly owned subsidiary of the Company and changed its name to Nuveen Asset Management Inc. NAM now is primarily responsible for providing private investment management services to individual and institutional managed accounts with portfolios invested exclusively in municipal securities and balanced portfolios of equity and municipal securities. Flagship Funds Inc. was combined into Nuveen & Co., the Company's broker-dealer subsidiary.

     On August 31, 1997, the Company completed the acquisition of Rittenhouse, which specializes in managing individual equity and balanced portfolios primarily for high net worth individuals. Rittenhouse managed approximately $9.1 billion in predominately equity assets at the acquisition date. It is maintained as a wholly-owned subsidiary of the Company.

     The Company was incorporated in the State of Delaware on March 23, 1992, as a wholly-owned subsidiary of The St. Paul Companies, Inc. (St. Paul). Nuveen & Co., the predecessor of the Company, had been a wholly-owned subsidiary of St. Paul since 1974. During 1992, St. Paul sold a portion of its ownership interest in the Company in a public offering. As of the date of this report, St. Paul owned approximately 78% of the outstanding voting securities of the Company.

     The following series of tables, including Net Assets Under Management, Gross Sales of Investment Products, Net Flows, and Investment Advisory Fees, provide data which should be helpful in understanding the Company's investment products and should be referred to while reading the separate product discussions which follow the tables.

NET ASSETS UNDER MANAGEMENT

     The following table shows net assets managed by the Company at December 31 for each of the past three years. Defined portfolio assets under surveillance are not included in net assets under management since the portfolios are not actively managed and do not generate ongoing advisory fees.

                          NET ASSETS UNDER MANAGEMENT
                                 (IN MILLIONS)

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                               1998      1997      1996
                                                              -------   -------   -------
Managed Funds:
  Mutual Funds -- Municipal(1)..............................  $10,385   $ 9,753   $ 5,434
  Mutual Funds -- Equity and Income.........................    1,498     1,132       496
  Exchange-Traded Funds.....................................   26,223    26,117    25,434
  Money Market Funds........................................      824       970     1,004
Managed Accounts(2).........................................   16,337    11,622       823
                                                              -------   -------   -------
          Total.............................................  $55,267   $49,594   $33,191
                                                              =======   =======   =======

---------------

(1) Includes $4.2 billion in mutual funds acquired from Flagship on January 2, 1997.
(2) Includes $9.1 billion in managed accounts acquired from Rittenhouse on August 31, 1997.

GROSS SALES OF INVESTMENT PRODUCTS

     The following table summarizes gross sales for the Company for the past three years, including managed funds, managed accounts, and defined portfolios:

                       GROSS SALES OF INVESTMENT PRODUCTS
                                 (IN THOUSANDS)

                                                        YEAR ENDED DECEMBER 31,
                                                  ------------------------------------
                                                     1998         1997         1996
                                                  ----------   ----------   ----------
Mutual Funds:
  Municipal(1)..................................  $1,005,800   $  600,240   $  154,159
  Equity and Income(2)..........................     547,430      350,377      494,533
                                                  ----------   ----------   ----------
          Total.................................   1,553,230      950,617      648,692

Exchange-Traded Funds...........................          --      125,000           --

Managed Accounts:
  Municipal.....................................     878,768      488,349      134,573
  Equity and Balanced(3)........................   4,513,960      704,555           --
                                                  ----------   ----------   ----------
          Total.................................   5,392,728    1,192,904      134,573
                                                  ----------   ----------   ----------

          Total Managed Fund and Account
            Sales...............................   6,945,958    2,268,521      783,265

Defined Portfolios (par value):
  Primary -- Municipal..........................     399,596      555,743      812,813
  Primary -- Equity and Taxable Fixed-Income....     315,960       82,352           --
  Secondary.....................................      93,408      118,944      150,326
                                                  ----------   ----------   ----------
          Total.................................     808,964      757,039      963,139
                                                  ----------   ----------   ----------

          Total Sales...........................  $7,754,922   $3,025,560   $1,746,404
                                                  ==========   ==========   ==========

---------------

(1) The 1997 and 1998 periods include sales of funds acquired from Flagship on January 2, 1997.
(2) Sales of Equity and Income Mutual Funds in 1996 are exclusively those of the Nuveen Growth and Income Stock Fund sold through a special offering to current Nuveen and Flagship fund shareholders and to current Nuveen defined portfolio holders.
(3) The 1998 period and the last four months of 1997 include sales of Rittenhouse accounts.

NET FLOWS OF INVESTMENT PRODUCTS

     The following table summarizes net flows (equal to sales, reinvestments and exchanges less redemptions) of the Company's managed funds and accounts for the past three years:

                                   NET FLOWS
                           MANAGED FUNDS AND ACCOUNTS
                                 (IN THOUSANDS)

                                                          YEAR ENDED DECEMBER 31,
                                                     ----------------------------------
                                                        1998         1997        1996
                                                     ----------   ----------   --------
Mutual Funds:
  Municipal(1).....................................  $  581,893   $   13,991   $ 64,251
  Equity and Income(2).............................     458,126      340,789    489,417
                                                     ----------   ----------   --------
          Total....................................   1,040,019      354,780    553,668
Managed Accounts:
  Municipal........................................     666,443      361,524    134,573
  Equity and Balanced(3)...........................   3,151,304      359,803         --
                                                     ----------   ----------   --------
          Total....................................   3,817,747      721,327    134,573
                                                     ----------   ----------   --------
          Total....................................  $4,857,766   $1,076,107   $688,241
                                                     ==========   ==========   ========

---------------

(1) The 1997 and 1998 periods include sales of funds acquired from Flagship on January 2, 1997.
(2) Sales of Equity and Income Mutual Funds in 1996 are exclusively those of the Nuveen Growth and Income Stock Fund sold through a special offering to current Nuveen and Flagship fund shareholders and to current Nuveen defined portfolio holders.
(3) The 1998 period and the last four months of 1997 include sales of Rittenhouse accounts.

INVESTMENT ADVISORY FEES

     Advisory fees earned from assets managed by the Company for each of the past three years are shown in the following table. Defined portfolios sold by the Company do not produce ongoing advisory fees.

                            INVESTMENT ADVISORY FEES
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1998       1997       1996
                                                              --------   --------   --------
Mutual fund advisory fees(1)................................  $ 56,919   $ 51,562   $ 26,124
Less: reimbursed expenses...................................    (5,068)    (5,753)      (629)
                                                              --------   --------   --------
          Net advisory fees.................................    51,851     45,809     25,495
Exchange-traded fund advisory fees..........................   159,638    156,392    155,172
Money market fund advisory fees.............................     3,804      4,317      4,925
  Less: reimbursed expenses.................................      (373)      (516)      (495)
                                                              --------   --------   --------
          Net advisory fees.................................     3,431      3,801      4,430
Managed account advisory fees(2)............................    57,939     15,633        748
                                                              --------   --------   --------
          Total.............................................  $272,859   $221,635   $185,845
                                                              ========   ========   ========

---------------

(1) The 1997 and 1998 periods include advisory fee income earned on assets acquired from Flagship on January 2, 1997.
(2) The 1998 period and the last four months of 1997 include advisory fee income earned on assets managed by Rittenhouse.

MANAGED FUNDS

  Overview

     As of December 31, 1998, the Company offered 38 equity and income and municipal mutual funds. These funds are actively managed and continuously offer to sell and redeem their shares at prices based on the daily net asset values of their portfolios. The investment objectives and asset mixes of the mutual funds vary; however, most are managed with a view towards tax efficient results for the investor.

     The Company offers 31 national and state-specific municipal mutual funds that invest substantially all of their assets in diversified portfolios of intermediate-term or long-term municipal bonds rated within the four highest investment grades.

     The seven remaining mutual funds invest exclusively in U.S. equities, European equities, or taxable fixed-income securities, or in a portfolio combining equity, taxable fixed-income and/or municipal securities. During 1998, the Company introduced and marketed two new equity and income funds, the Nuveen Rittenhouse Growth Fund, which invests in a portfolio of equity securities of U.S.-based large capitalization companies, and the Nuveen European Value Fund, which invests in American Depository Receipts of established, well-known European companies that are undervalued relative to their worldwide competitors.

     The Company sponsors 57 exchange-traded funds that are actively managed and invest exclusively in municipal securities. These funds do not continually offer to sell and redeem their shares. Rather, daily liquidity is provided by the ability to trade the shares of these funds on the New York and American Stock Exchanges, at a price that may be above or below the share's net asset value. The exchange-traded funds include insured and uninsured national and single-state funds. Most of the exchange-traded funds have a "leveraged" capital structure; these funds issue preferred stock that pays dividends at rates based on short-term tax-free interest rates, while the capital raised by the sale of the preferred stock is invested by the funds in longer-term municipal securities. To the extent that the dividend rate on the preferred stock of the exchange-traded fund increases (e.g., in the event of a rise in short-term interest rates), the income to pay for dividends for common shareholders will be reduced. If the preferred stock dividend rate were to exceed the rate of return on the investment portfolio for an extended period, holders of common stock would realize a lower rate of dividend return than if the fund were not leveraged. If this condition persists, the exchange-traded funds' Board of Directors may consider redeeming the outstanding preferred stock. In addition, the Board may consider converting a fund from its exchange-traded status into an open-end fund if the fund persistently trades on the stock exchange at deep discounts to its net asset value per share. The Company considers either of these actions extremely unlikely; however, if adopted, either may negatively affect total assets under management.

     While most of the exchange-traded funds have perpetual lives, five funds (referred to as portfolios) representing approximately $880 million in assets have a finite life and provide for a liquidating distribution of assets to investors upon reaching a fixed termination date, beginning in the year 2017.

     The relative attractiveness of the Company's mutual funds and exchange-traded funds to investors depends upon many factors, including current and expected market conditions, the performance histories of the funds, their current yields and the availability of viable alternatives. Mutual fund investors may redeem their shares at any time without prior notice. Exchange-traded fund shares are not redeemable through the Company; rather, liquidity is provided by other investors through the stock exchanges without affecting the funds' assets.

     The assets under management of both the mutual funds and exchange-traded funds are affected by changes in the market values of these assets. Changing market conditions may cause positive or negative shifts in valuation, and subsequently in the advisory fees earned from these assets.

     The Company also has five municipal money market funds. These funds seek to maintain a stable net asset value of $1.00 per share. In the past some money market fund managers, including the Company, have voluntarily, and at their own expense, taken action to protect the value of fund assets when portfolio bond credit or related financial guarantees have deteriorated. These actions may include purchasing securities from the fund portfolio at par and arranging for supplemental credit and liquidity enhancements in order to preserve the value of the fund's investment. Although the Company is under no obligation to do so, circumstances may arise in the future in which the Company may decide to take similar action; such action could involve substantial expense to the Company.

  Advisory Fees

     NAC and NIAC provide investment management services to the funds and portfolios pursuant to investment management agreements, and receive fees based on each fund's average daily net assets or on a combination of the average daily net assets and gross interest income. Institutional Capital Corporation (ICAP) performs portfolio management services on behalf of four of the equity and income mutual funds pursuant to a sub-advisory agreement with NIAC. Rittenhouse, a wholly-owned subsidiary of the Company, performs portfolio management services for one of the equity and income mutual funds pursuant to a sub-advisory agreement with NIAC.

     The Company's advisory fee schedules currently provide for maximum annual fees ranging from .45% to .55% in the case of the municipal mutual funds and
 .50% to .95% in the case of the equity and income mutual funds. Maximum fees in the case of the exchange-traded funds currently range from .50% to .65%, except with respect to the five finite life portfolios. The investment management agreements for these portfolios provide for annual advisory fees ranging from
 .25% to .30%. Advisory fees for the money market funds range from .40% to .50% of net asset value annually. In each case, the management fee schedules provide for reductions in the fee rate at increased asset levels.

     The Company pays ICAP a portfolio advisory fee for sub-advisory services. This fee is based on the aggregate amount of average daily net assets in the four funds they sub-advise at a maximum fee of .35% for the assets invested in equity securities and a maximum fee of .20% for the assets invested in taxable fixed-income securities. The Company pays ICAP an additional .13% for the assets they manage in the Nuveen European Value Fund. These rates decline when specified asset levels are reached.

  Investment Management Agreements

     Each managed fund has entered into an investment management agreement with NAC or with NIAC (each, an Adviser). Although the specific terms of each agreement vary, the basic terms are similar. Pursuant to the agreements, the Adviser provides overall management services to each of the funds, subject to the supervision of each fund's board of directors and in accordance with each fund's investment objectives and policies. The investment management agreements are approved by fund shareholders and their continuance must be approved annually by the directors of the respective funds, including a majority of the directors who are not "interested persons" of the Adviser, as defined in the Investment Company Act. Amendments to such agreements typically must be approved by fund shareholders. Each agreement may be terminated without penalty by either party upon 60 days written notice, and terminates automatically upon its assignment (as defined in the Investment Company Act and the Investment Advisers
Act). Such an "assignment" will take place in the event of a change in control of the Adviser. Under the Investment Company Act, a change in control of the Adviser would be deemed to occur in the event of certain changes in the ownership of the Company's voting stock. The termination of the investment management agreements for any reason, could have a material adverse effect on the Company's business and results of operations.

     Each fund bears all expenses associated with its operations, including the costs associated with the issuance and redemption of securities, where applicable. The fund does not bear compensation expenses of directors and officers of the fund who are employed by the Company. Some investment management agreements provide that, to the extent certain enumerated expenses exceed a specified percentage of a fund's or a portfolio's average net assets for a given year, the Adviser will absorb such excess through a reduction in the management fee and, if necessary, pay such expenses so that the year-to-date net expense will not exceed the specified percentage. In addition, the Company may voluntarily waive all or a portion of its advisory fee to a fund, and/or reimburse expenses, for competitive reasons. During 1998, the expense ratios specified under these arrangements ranged from .45% for certain of the money market funds, to .75% for certain of the municipal mutual funds, to .975% for municipal mutual funds whose portfolio bonds are insured by a third party insurer. Expense limits on the equity and income mutual funds sponsored by the Company range from .80% to 1.30% of the funds' average net assets. Reimbursed expenses for mutual funds and money market funds, including voluntary waivers, totaled $5.4 million during the year ended December 31, 1998. Although the Company expects to continue voluntary waivers in order to keep their products competitive, it does not expect that such amounts will have a material effect on the results of its operations.

  Portfolio Management and Research

     Each Adviser is responsible for the execution of the investment policy of the various funds it advises. Investment decisions for each fund are made by the portfolio manager responsible for such fund. The Company has traditionally had a very low turnover rate for its portfolio managers. The majority of the Company's portfolio managers, as well as those employed by the sub-advisers, have devoted most of their professional careers to the analysis, selection and surveillance of the types of securities held in the funds they manage.

MANAGED ACCOUNTS

     The Company, through its wholly-owned subsidiaries Rittenhouse and NAM, also provides private account investment management services for individuals and institutional accounts. The Company refers to these products as managed accounts. At December 31, 1998, 89% of these assets under management were managed by Rittenhouse.

     Rittenhouse follows a growth stock strategy that centers on identifying blue chip companies that are financially strong, are global leaders and have demonstrated consistent and predictable growth in earnings and dividends. NAM concentrates on the research, selection, and management of municipal bond portfolios. Rittenhouse and NAM manage accounts on both a discretionary and non-discretionary basis.

     Working through independent, third-party financial advisers or other intermediaries, Rittenhouse and NAM provide investment advisory services to individuals, trusts, estates, charitable organizations, corporations, pension and profit sharing plans, banks, thrifts and investment companies. These advisers usually are compensated directly by their investors for services rendered and not from Rittenhouse or the investment proceeds. Services provided by Rittenhouse and NAM to each of the individual accounts are governed by management contracts, which may be customized to suit a particular account. The Company generally receives fees based on the value of the assets managed on a particular date such as the last calendar day of a quarter.

DEFINED PORTFOLIOS

  Overview

     The Company is a major sponsor of defined portfolios. Each defined portfolio consists of a fixed portfolio of securities selected and purchased by the Company and deposited in a trust. The trustee of the portfolio is not affiliated with the Company. Units of undivided beneficial interest in the portfolio are sold to investors at a price equal to the per unit market price of the securities deposited in the trust plus a sales charge. Defined portfolios are not actively managed after the initial deposit. However, certain equity and taxable fixed-income portfolios may add securities in proportionate amounts of the same securities already held in order to accommodate additional inflows. New securities are not added to municipal defined portfolios after the date of deposit, and may be exchanged or substituted only under extremely limited circumstances. Securities from the portfolios can only be sold pursuant to the Company's monitoring program or for the purpose of raising cash to pay for units that have been redeemed. The proceeds of any security sales must be distributed to unit holders.

     The Company created and introduced its first municipal bond defined portfolio in 1961, and now sponsors nationally diversified and single-state portfolios, uninsured portfolios, portfolios whose bonds are insured by a third party, and portfolios of varying average maturities. At December 31, 1998, the Company had 3,126 municipal trusts outstanding with an aggregate market value of $10.3 billion.

     In May of 1997, the Company expanded its defined portfolio product line to include equity and taxable fixed-income defined portfolios. The Company presently offers portfolios that invest in equities, corporate debt and treasury securities. The equity trusts currently include portfolios based on segments of the Dow Jones Industrial Average, on models developed in cooperation with Standard & Poor's, and in concentrations of equities from companies in various industry sectors. The corporate debt trusts invest in a portfolio consisting primarily of investment grade corporate debt obligations and zero coupon U.S. Treasury Obligations. The treasury trusts invest in a laddered portfolio of short and intermediate-term U.S. Treasury Obligations. At December 31, 1998, the Company had approximately 51 equity and taxable fixed-income trusts outstanding with a market value of $416 million.

  Defined Portfolio Revenues

     The following table shows the Company's defined portfolio revenues during each of the last three years:

                           DEFINED PORTFOLIO REVENUES
                                 (IN THOUSANDS)

                                                              YEAR ENDED DECEMBER 31
                                                             -------------------------
                                                              1998     1997     1996
                                                             ------   ------   -------
Distribution Revenues:
  Primary -- Municipal.....................................  $5,073   $7,192   $10,740
  Primary -- Equity and Taxable Fixed-Income...............   1,682      496        --
  Secondary................................................   1,294    1,701     2,010
                                                             ------   ------   -------
          Total............................................  $8,049   $9,389   $12,750
                                                             ======   ======   =======

     Units of the Company's defined portfolios are sold to the public through financial advisers. For these sales, the Company earns a sales charge based on the public offering price of the units sold. The Company's defined portfolio revenues include the sales charge, less an applicable concession to dealers for the placement of defined portfolio units. For certain equity trusts, the Company receives a deferred sales charge over a period of months following the initial sale date.

     The Company realizes profits or incurs losses when the market price of securities deposited in a trust exceeds or is less than the original cost of the securities. After the date of deposit, the Company is the holder of all units of the particular trust series and will realize profit or incur loss depending on whether the public offering price increases or decreases before the units are sold. The Company attempts to manage its exposure to interest rate fluctuations on the securities held for deposit and on defined portfolio inventory by, among other practices, coordinating inventory levels to the rate of sale of various types of trusts and hedging through the use of futures contracts.

     The Company maintains a secondary market for defined portfolios it sponsors. For transactions in the secondary market, the Company earns a sales charge less a concession reallowed to dealers. The Company, like any other unitholder, can also tender units it holds to the defined portfolio trustee for redemption at their redemption value.

MARKETING AND DISTRIBUTION OF INVESTMENT PRODUCTS

  Distribution

     The Company markets its investment products through registered representatives associated with unaffiliated national and regional broker-dealers, commercial banks and thrifts, broker-dealer affiliates of insurance agencies and independent insurance dealers, financial planners, accountants, and tax consultants (retail distribution firms). The Company's distribution strategy is to maximize the liquidity and distribution potential of its investment products by maintaining strong relationships with a broad array of registered representatives. The Company has well-established relationships with registered representatives in retail distribution firms throughout the country. These registered representatives participate to varying degrees in the Company's marketing programs, depending upon: their interests in distributing investments provided by the Company; their perception of the relative attractiveness of the managed funds, managed accounts and defined portfolios; the profiles of their customers and their clients' needs; and the conditions prevalent in financial markets. Registered representatives may reduce or eliminate their involvement in marketing the Company's products at any time, or may elect to emphasize the investment products of competing sponsors, or the proprietary products of their own firm. Registered representatives may receive compensation incentives to sell their firm's investment products or may choose to recommend to their customers investment products sponsored by firms other than the Company. This decision may be based on such considerations as investment performance, types and amount of distribution compensation, sales assistance and administrative service payments and level and quality of customer service. In addition, registered representatives ability to distribute the Company's mutual funds is subject to the continuation of a selling agreement between their firm and the Company. Such agreement does not obligate the retail distribution firm to sell any specific amount of funds and is terminable by either party upon 60 days notice. One retail distribution firm's redeemable assets accounted for 11% of the Company's consolidated revenues in 1998.

     All of the Company's mutual funds have adopted a Flexible Sales Charge Program which provides investors with alternative ways of purchasing fund shares based upon their individual needs and preferences. Class A shares may be purchased at a price equal to the fund's net asset value plus an up-front sales charge ranging from 2.5% of the public offering price for limited-term municipal funds to 5.75% for equity and income funds. At the maximum sales charge level, approximately 90% to 95% of the sales charge is typically reallowed as concessions to retail distribution firms. From time to time, the Company may reallow all of the sales charge to retail distribution firms or waive the sales charge and advance a sales commission to such firms in connection with marketing programs or special promotions. Additionally, purchases of Class A shares which equal or exceed $1 million may be made without an up-front sales charge, but are subject to a Contingent Deferred Sales Charge (CDSC) ranging from .75% to 1% for shares redeemed within 18 months. In order to compensate retail distribution firms for Class A share sales which are $1 million or greater, the Company advances a sales commission ranging from .50% to 1% at the time of sale. Class A shares are also subject to an annual Rule 12b-1 service fee of between .20% and
 .25% of assets, which is used to compensate securities dealers for providing ongoing financial advice and other services to investors. Class B shares may be purchased at a price equal to the fund's net asset value without an up-front sales charge. Class B shares are subject to an annual Rule 12b-1 distribution fee to compensate the Company for costs incurred in connection with the sale of such shares, an annual Rule 12b-1 service fee for the ongoing services of securities dealers and a CDSC, ranging from 5% to 1%, for shares redeemed within a period of 6 years. The Company compensates retail distribution firms for sales of Class B shares at the time of sale at the rate of 4% of the amount of Class B shares sold, which represents a sales commission plus an advance of the first year's annual Rule 12b-1 service fee. Class B shares convert to Class A shares after they are held for eight years. Class C shares may be purchased without an up-front sales charge at a price equal to the fund's net asset value. However, these shares are subject to an annual Rule 12b-1 distribution fee designed to compensate securities dealers over time for the sale of the fund shares, an annual Rule 12b-1 service fee used to compensate securities dealers for providing continuing financial advice and other services and a 1% CDSC for shares redeemed within 12 months of purchase. In addition, the Company advances a 1% sales commission to retail distribution firms at the time of sale and in return, receives the first year's Rule 12b-1 distribution fee and Rule 12b-1 service fee. Class R shares are available for purchase at a price equal to the fund's net asset value with no ongoing fees or CDSCs. These shares are available primarily to clients of fee-based advisers, wrap programs and others under certain limited circumstances.

     Common shares of the exchange-traded funds are initially sold to the public in offerings that are underwritten by a syndication group. During the year ended December 31, 1998, no such offerings were made.

     Shares of the money market funds are sold to the public without sales charges. However, each money market fund (except the Nuveen Tax-Exempt Money Market Fund, which is marketed primarily to institutions) pays a Rule 12b-1 fee to distributors of the fund's shares to compensate for costs associated with the administrative services they perform.

     The markets for mutual funds and money market funds are highly competitive, with many participating sponsors. Based upon the information available, the Company believes that it had less than a 5% share of the market with respect to net sales of mutual funds and money market funds in each of the last three years.

     Sales of managed accounts do not impact the Company's distribution revenue since there are no transaction-based revenues associated with these products.

     The typical sales charge for defined portfolios ranges from 1.75% to 4.9% of the public offering price (1.78% to 5.15% of the net amount invested), with reduced sales charges at various sales breakpoints. At the maximum sales charge level, the dealer concession ranges from 1.0% to 3.5% of the amount invested. The sales charges for defined portfolios in the secondary market are established based on the number of years remaining to maturity for each bond in the defined portfolio.

     The market for the sale of defined portfolios is relatively concentrated, with only a few sponsors accounting for a majority of total sales. Based upon the information available, the Company believes it has been one of the market share leaders in municipal defined portfolio sales in each of the last three years. The Company entered the equity and taxable fixed-income defined portfolio market in 1997 and believes that its sales of these products accounted for less than a 5% share of this market in 1997 and 1998 based on the information available.

  Relations With Distributors

     The Company employs approximately 125 wholesalers and sales assistants who work closely with individual registered representatives to help them develop their businesses. The Company's wholesalers regularly visit the firms who distribute the Company's products to provide product information, explain new products and discuss ideas in response to particular investor concerns.

  Advertising and Promotion

     The Company provides individual registered representatives with daily prices, weekly, monthly and quarterly sales bulletins, monthly product statistical and performance updates, product education programs, product training seminars, and promotional programs coordinated with its advertising campaigns. In addition, the Company regularly coordinates its marketing and promotional efforts with individual registered representatives. The Company also augments its marketing efforts through magazine and newspaper advertising, targeted direct mail and telemarketing sales programs and sponsorship of certain sports and civic activities. For the year ended December 31, 1998, the Company expended $19.4 million on advertising, product promotion and relationship building efforts.

INVESTMENT BANKING

     Nuveen & Co. underwrites and distributes municipal and corporate bonds, trades bonds in the secondary market and serves as remarketing agent for variable rate bonds. The majority of its underwritings are for government and not-for-profit entities and substantially all of its sales are to institutional investors including casualty insurance companies, managed municipal bond funds, sponsors of defined portfolios (including the Company), bank portfolios, trust departments and other dealers. The constituent departments of Investment Banking responsible for these activities include Municipal Finance, Corporate Finance, Trading and Commitments, and Institutional Sales. Both Corporate and Municipal Finance furnish underwriting and strategic financial advisory services to health care corporations. In addition, Investment Banking may, on occasion, act as financial adviser and/or broker to municipal or other not-for-profit issuers with respect to transactions in interest rate swaps, forward transactions or other investment agreements.

     The principal sources of revenue of Investment Banking include underwriting revenues and management fees derived from negotiated and competitive bond underwritings, financial advisory fees, remarketing agent fees, and profits from other principal transactions including secondary market trading and furnishing investment securities to investment banking clients incidental to their bond financing transactions.

     The following table shows net underwriting revenues, financial advisory fees and remarketing fees for each of the last three years:

                          INVESTMENT BANKING REVENUES
                                 (IN THOUSANDS)

                                                             YEAR ENDED DECEMBER 31,
                                                           ---------------------------
                                                            1998      1997      1996
                                                           -------   -------   -------
Net Underwriting Revenues................................  $ 7,704   $ 7,229   $ 5,154
Merger and Acquisition and Other Financial Advisory
  Fees...................................................    3,378     4,206     4,318
Remarketing Fees.........................................    1,885     1,974     1,626
                                                           -------   -------   -------
          Total..........................................  $12,967   $13,409   $11,098
                                                           =======   =======   =======

     The Company is remarketing agent with respect to approximately 100 issues of Variable Rate Demand Obligations (VRDOs) representing an aggregate principal value in excess of $1.7 billion. VRDOs are municipal bonds issued with a longer term (typically 20-30 year) maturity, having variable rates of interest and options granted to the holders to put the obligations to the issuers on seven days notice and receive payments of the full principal amounts. These obligations to pay are secured by letters of credit typically issued by commercial banks. Periodically the remarketing agents, pursuant to agreements with the issuers, reset the interest rates at a level that the remarketing agents anticipate will permit them, as agents, to remarket at par any VRDOs which have been put back to them. Although remarketing agents, including the Company, generally are only obligated to use their best efforts in locating purchasers for the VRDOs, they frequently purchase VRDOs for resale to other buyers within a few days. During the period that the Company holds any VRDOs, it has, like any holder, the unconditional right secured by the letter of credit to put the obligation to the issuer and receive payment of the full principal amount. During temporary periods of imbalance between supply and demand for VRDOs, the Company may hold substantial amounts of such obligations for resale. The Company has come to expect such imbalances at year-end and, to a lesser extent, at each calendar quarter-end.

INVENTORY POSITIONS

     The Company regularly purchases and holds for resale municipal securities and defined portfolio units. Inventory positions are recorded at market value and unrealized gains and losses are reported in the Company's operating results. The level of inventory maintained by the Company will fluctuate daily and is dependent upon the need to maintain municipal inventory for future defined portfolios, and the need to maintain defined portfolio inventory to support ongoing sales.

     The market value of the Company's inventory at December 31 for each of the last three years and the average daily inventory balances outstanding during each year are set forth below:

                                   INVENTORY
                                 (IN THOUSANDS)

                                                                            AVERAGE DAILY INVENTORY,
                                             INVENTORY, AT MARKET VALUE           AT PAR VALUE
                                                   ON DECEMBER 31,         FOR YEAR ENDED DECEMBER 31,
                                             ---------------------------   ---------------------------
                                              1998      1997      1996      1998      1997      1996
                                             -------   -------   -------   -------   -------   -------
Defined Portfolios.........................  $37,447   $31,926   $39,206   $27,127   $35,253   $43,121
                                             =======   =======   =======   =======   =======   =======
Municipal Securities Held for:
  Deposit in Defined Portfolios............  $   210   $    30   $    --   $ 2,691   $ 2,776   $ 4,597
  Resale...................................    2,420       542     4,553     4,491     2,086     3,202
                                             -------   -------   -------   -------   -------   -------
         Total Municipal Securities........  $ 2,630   $   572   $ 4,553   $ 7,182   $ 4,862   $ 7,799
                                             =======   =======   =======   =======   =======   =======

EMPLOYEES

     At December 31, 1998, the Company had 610 full-time employees. Employees are compensated with a combination of salary, cash bonus and fringe benefits. In addition, the Company has sought to retain its key and senior employees through competitive compensation arrangements which include equity based incentive awards.

COMPETITION

     The Company is subject to substantial competition in all aspects of its business. The registered representatives that distribute the Company's investment products also distribute numerous competing products, often including products sponsored by the retail distribution firms where they are employed. There are relatively few barriers to entry for new investment management firms. Investment products are sold to the public by broker-dealers, banks, insurance companies and others, and many competing investment product sponsors offer a broader array of investment products. Many of these institutions have substantially greater resources than the Company. The Company competes with other providers of products primarily on the basis of the range of products offered, the investment performance of such products, quality of service, fees charged, the level and type of broker compensation, the manner in which such products are marketed and distributed, and the services provided to registered representatives and investors. In recent years, competition among securities firms has adversely affected the profitability associated with the underwriting of municipal securities.

REGULATION

     Nuveen & Co. is registered as a broker-dealer under the Securities Exchange Act of 1934 and is subject to regulation by the Securities and Exchange Commission (the Commission), the National Association of Securities Dealers, the Municipal Securities Rulemaking Board and other federal and state agencies and self-regulatory organizations. Nuveen & Co. is subject to the Commission's Uniform Net Capital Rule, designed to enforce minimum standards regarding the general financial condition and liquidity of a broker-dealer. Under certain circumstances, this rule may limit the ability of the Company to make withdrawals of capital and receive dividends from Nuveen & Co. Nuveen & Co.'s regulatory net capital has consistently exceeded such minimum net capital requirements. At December 31, 1998, Nuveen & Co. had aggregate net capital, as defined, of approximately $27.8 million, which exceeded the regulatory minimum by approximately $24.0 million. The securities industry is one of the most highly regulated in the United States, and failure to comply with related laws and regulations can result in the revocation of broker-dealer licenses, the imposition of censures or fines, and the suspension or expulsion of a firm and/or its employees from the securities business.

     Each Adviser is registered with the Commission under the Investment Advisers Act. Each fund and defined portfolio is registered with the Commission under the Investment Company Act. Each national fund is qualified for sale (or not required to be so qualified) in all states in the United States and the District of Columbia. Each single-state fund is qualified for sale (or not required to be so qualified) in the state for which it is named and other designated states. Virtually all aspects of the Company's investment management business are subject to various federal and state laws and regulations. These laws and regulations are primarily intended to benefit the investment product holder and generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict the Company from carrying on its investment management business in the event that it fails to comply with such laws and regulations. In such event, the possible sanctions which may be imposed include the suspension of individual employees, limitations on the Company's engaging in the investment management business for specified periods of time, the revocation of the Advisers' registrations as investment advisers or other censures and fines.

     The Company's officers, directors, and employees may, from time to time, own securities which are also held by one or more of the funds. The Company's internal policies with respect to individual investments require prior clearance of all transactions in municipal securities, exchange-traded fund securities and securities of the Company. The Company also requires employees to report all securities transactions, and restrict certain transactions so as to avoid the possibility of conflicts of interest. Additionally, employees of Rittenhouse are subject to their own internal policies with respect to the pre-clearance of the purchase or sale of securities held in investor accounts.

ITEM 2.  PROPERTIES

     The Company conducts its principal operations through leased offices located at its Chicago headquarters and in other United States cities. The Company leases approximately 230,000 square feet of office space across the country. Management believes that the Company's facilities are adequate to serve its currently anticipated business needs.

ITEM 3.  LEGAL PROCEEDINGS

     As previously reported most recently in the Form 10-Q for the quarter ending September 30, 1998, a lawsuit brought in June, 1996 by certain shareholders is currently pending in federal district court for the Northern District of Illinois against Nuveen & Co., NAC, six Nuveen investment companies and two of the funds' former directors seeking unspecified damages, an injunction and other relief. The suit also seeks certification of a defendant class consisting of all Nuveen-managed leveraged funds. The complaint is filed on behalf of a purported class of present and former shareholders of all Nuveen leveraged investment companies, including the funds, which allegedly engaged in certain practices which plaintiffs allege violated various provisions of the Investment Company Act of 1940 and common law. Plaintiffs allege among other things, breaches of fiduciary duty and various misrepresentations and omissions in disclosures in connection with the use and maintenance of leverage through the issuance and periodic auctioning of preferred stock and the payment of management and brokerage fees to NAC and Nuveen & Co. Plaintiffs filed a motion for class certification on August 10, 1998. Defendants are opposing certification of either a plaintiff or defendant class. The defendants are vigorously contesting this action and have filed motions, which are pending, to dismiss the entire action.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the quarter ended December 31, 1998.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The names, ages and positions of the executive officers and other key officers of the Company as of December 31, 1998 are set forth below. Executive officers and other key officers of the Company serve at the discretion of the Board of Directors. Unless otherwise indicated in the following descriptions, each of the following executive officers and other key officers have held his current position with the Company or its predecessor for more than the past five years.

            EXECUTIVE OFFICERS              AGE                  PRINCIPAL POSITION
            ------------------              ---                  ------------------
Timothy R. Schwertfeger...................  49   Chairman, Chief Executive Officer and Director
Anthony T. Dean...........................  53   President, Chief Operating Officer and Director
John P. Amboian...........................  37   Executive Vice President, Chief Financial Officer
                                                 and Secretary
Bruce P. Bedford..........................  58   Executive Vice President
Richard D. Hughes.........................  42   President of Rittenhouse Financial Services, Inc.
                                                 and Nuveen Asset Management Inc.

            OTHER KEY OFFICERS
            ------------------
Alan G. Berkshire.........................  38   Vice President and General Counsel
Margaret E. Wilson........................  43   Vice President and Controller

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

     Descriptions of the business experience for the past five years of Messrs. Schwertfeger and Amboian appear on page 6 of the Registrant's Proxy Statement relating to the annual meeting of shareholders to be held on May 6, 1999 (the "1999 Proxy Statement") and are incorporated herein by reference.

     Mr. Dean has been President and Chief Operating Officer of the Company since 1996; prior thereto Executive Vice President and Director of the Company since inception; President and Chief Operating Officer since 1996; prior thereto Executive Vice President and Director of John Nuveen & Co. Incorporated since 1989; prior thereto, Vice President of John Nuveen & Co. Incorporated since 1980; Chairman since July 1996, and prior thereto Director and President of the Nuveen Funds advised by Nuveen Institutional Advisory Corp. since July 1994; President and Director of the Nuveen Funds advised by Nuveen Advisory Corp. since July 1996.

     Mr. Bedford has been Executive Vice President of the Company since February 1997; prior thereto Chairman, Chief Executive Officer and Director of Flagship Resources, Inc., Flagship Funds, Inc., Flagship Financial Inc. and the Flagship funds from October 1984 until December 1996.

     Mr. Hughes has been Vice President of the Company since May 1998. He joined John Nuveen & Co. Incorporated in September 1997. In May 1998, Mr. Hughes was elected Vice President, Branch Manager and Principal for John Nuveen & Co. Incorporated and Chief Operating Officer, President and Director of Nuveen Asset Management Inc. Mr. Hughes has served as President and Director of Rittenhouse Financial Services, Inc. since December 1989 and has continued in such position since the acquisition of Rittenhouse in September 1997.

     Mr. Berkshire has been Secretary of the Company since May 1998; Vice President and General Counsel of the Company since 1997. He joined Nuveen & Co. in September 1997 as Vice President and General Counsel. Prior thereto he was a Partner at the law firm of Kirkland & Ellis since October 1992.

     Mrs. Wilson has been Vice President and Controller of the Company since May 1998. She joined John Nuveen & Co. Incorporated as Vice President in February 1998. Prior thereto, Mrs. Wilson was Chief Financial Officer at Sara Lee Bakery, a division of Sara Lee Corporation, from November 1996 until February 1998 and a Controller with Kraft Foods from September 1991 until November 1996.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     At December 31, 1998, there were approximately 4,800 shareholders of record of the Company's Class A common stock. Other information required by this item is contained in footnote 12 on page 34 of the Registrant's 1998 Annual Report to Shareholders (the 1998 Annual Report) and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     The "Five Year Financial Summary" section on page 36 of the 1998 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The "Management's Discussion and Analysis of Financial Condition and Results of Operations" section on pages 11 through 20 of the 1998 Annual Report is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The "Market Risk" section on page 19 of the 1998 Annual Report is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data on pages 21 through 34 of the 1998 Annual Report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The "Nominees for Directors" subsection and the "Nominees for Class B Directors" subsection in the "Election of Directors" section on pages 5 through 7 of the 1999 Proxy Statement and the "Compliance with section 16(a) of the Securities Exchange Act of 1934" subsection of the Beneficial Ownership of Common Stock" section on pages 2 and 4 of the 1999 Proxy Statement, are incorporated herein by reference. Information regarding the Registrant's executive officers is included in this Part I of this report.

ITEM 11.  EXECUTIVE COMPENSATION

     The "Executive Compensation", "Retirement Plans" and "Employment Agreements" sections on pages 9 through 14, and the "Compensation of Directors" subsection in the "Election of Directors" section on page 8 of the Proxy Statement are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The "Beneficial Ownership of the Company's Stock" section on pages 2 through 4 of the 1999 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The "Certain Relationships" section on pages 14 and 15 of the 1999 Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)  FILED DOCUMENTS.

     The following documents are filed as part of this report:

                                                                        PAGE
                                                                       NUMBER
                                                                       ------
1.       FINANCIAL STATEMENTS:
         Consolidated Balance Sheets -- December 31, 1998 and 1997...    *
         Consolidated Statements of Income -- Years ended December       *
         31, 1998, 1997 and 1996.....................................
         Consolidated Statements of Changes in Common Stockholders'      *
         Equity -- December 31, 1998, 1997 and 1996..................
         Consolidated Statements of Cash Flows -- Years ended            *
         December 31, 1998, 1997 and 1996............................
         Notes to Consolidated Financial Statements..................    *

2.       FINANCIAL STATEMENT SCHEDULES: None
         All schedules are omitted because they are not required, are not applicable or the information is otherwise shown in the financial statements or notes thereto.

3.       EXHIBITS:
         See Exhibit Index on pages E-1 through E-5 hereof.

---------------

* Incorporated by reference to the 1998 Annual Report, which, except as specifically incorporated by reference in this Form 10-K, shall not be deemed to be filed with the Commission.

  (b)  REPORTS ON FORM 8-K.

     None

                                   SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 1999.

                                          THE JOHN NUVEEN COMPANY

                                          By       /s/ JOHN P. AMBOIAN

                                            ------------------------------------
                                                     John P. Amboian
                                             Executive Vice President, Chief
                                             Financial Officer and Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 1999.

                      SIGNATURE                                            TITLE
                      ---------                                            -----

                          *                            Chairman, Chief Executive Officer and Director
-----------------------------------------------------  (Principal Executive Officer)
               Timothy R. Schwertfeger

                          *                            President, Chief Operating Officer and
-----------------------------------------------------  Director
                   Anthony T. Dean

                          *                            Director
-----------------------------------------------------
                   Willard L. Boyd

                          *                            Director
-----------------------------------------------------
                  W. John Driscoll

                          *                            Director
-----------------------------------------------------
                  Duane R. Kullberg

                          *                            Director
-----------------------------------------------------
               Douglas W. Leatherdale

                          *                            Director
-----------------------------------------------------
                    Paul J. Liska

               /s/ MARGARET E. WILSON                  Vice President and Controller
-----------------------------------------------------  (Principal Accounting Officer)
                 Margaret E. Wilson

*By     /s/ ALAN G. BERKSHIRE

    --------------------------------
          Alan G. Berkshire
     As Attorney-in-Fact for each
       of the persons indicated

                                  EXHIBIT INDEX
                                       to
                           ANNUAL REPORT ON FORM 10-K
                                     for the
                       FISCAL YEAR ENDED DECEMBER 31, 1998

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

                                                                                                     Page No. of
                                                                                                      Exhibit in
                                                                                                      Sequential
Exhibit                                                           Exhibit No.                          Numbering
Designation                   Exhibit                             and Location                          System
-----------                   -------                             ------------                          ------
* 3.1                 Restated Certificate of                Exhibit 3.1 to Registration
                      Incorporation of The John              Statement on Form S-1 filed
                      Nuveen Company                         on April 2, 1992, File
                                                             No. 33-46922 (the "S-1
                                                             Registration Statement")

* 3.2                 Amended and Restated By-Laws           Exhibit 3.2 to the Company's
                      of The John Nuveen Company             Form 10-K for year ended
                                                             December 31, 1993 filed on
                                                             March 29, 1994 (the "1993
                                                             Form 10-K")

*+10.1                Nuveen 1992 Special Incentive          Exhibit 10.1 to Company's
                      Plan                                   Form 10-K for the year ended
                                                             December 31, 1992 filed on
                                                             March 30, 1993 (the "1992
                                                             Form 10-K")

*+10.1(a)             Nuveen 1996 Equity Incentive           Exhibit 4.2 to Company's
                      Award Plan                             Form S-8 filed on July 10, 1996


*+10.2(a)             Form of Employment Agreement           Exhibit 10.2(a) to Company's
                      with Bruce P. Bedford                  Form 10-K for the year ended
                                                             December 31, 1997 and filed on
                                                             March 30, 1998 (the
                                                             "1997 Form 10-K")

                                                                                                  Page No. of
                                                                                                   Exhibit in
                                                                                                   Sequential
Exhibit                                                          Exhibit No.                       Numbering
Designation                   Exhibit                            and Location                       System
-----------                   -------                            ------------                       ------
+10.2(b)              Form of Employment Agreement                    --
                      with Richard D. Hughes

+10.2(c)              Form of Employment Agreement                    --
                      with George W. Connell

*+10.3(a)             Executive Officer Performance          Exhibit 10.3(a) to the
                      Plan                                   Company's Form 10-K for
                                                             the year ended December 31,
                                                             1996 filed on March 31, 1997
                                                             (the "1996 Form 10-K")

*+10.4                Amended and Restated Profit            Exhibit 10.4 to Company's
                      Sharing Plan                           1996 Form 10-K

+10.4(a)              Amended and Restated                            --
                      Rittenhouse Financial
                      Services, Inc. 1997 Equity
                      Incentive Award Plan

*+10.5                Amended and Restated                   Exhibit 10.5 to 1994
                      Retirement Plan                        Form 10-K

*+10.6                Excess Benefit Retirement Plan         Exhibit 10.6 to the S-1
                                                             Registration Statement

*+10.7                Deferred Bonus Plan                    Exhibit 10.7 to the S-1
                                                             Registration Statement

10.8(c)               Lease dated January 22, 1998                    --
                      between Overseas Partners
                      (333), Inc. and John Nuveen &
                      Co. Incorporated

**10.9                Investment Management                  Exhibit 10.9 to Pre-effective
                      Agreements between Nuveen              Amendment No. 1 and Exhibits
                      Advisory Corp. and each                10.9 to both the 1992 and 1993
                      Nuveen Fund                            Forms 10-K

**10.10               Investment Management                  Exhibit 10.10 to Pre-effective
                      Agreement between Nuveen               Amendment No. 1 and Exhibits 10.10
                      Institutional Advisory Corp.           to both the 1992 and 1993
                      and each Nuveen Select                 Forms 10-K
                      Tax-Free Income Portfolio

                                                                                                      Page No. of
                                                                                                      Exhibit in
                                                                                                      Sequential
Exhibit                                                         Exhibit No.                           Numbering
Designation                   Exhibit                           and Location                           System
-----------                   -------                           ------------                           ------
**10.10(a)            Management Agreement between           Exhibit 10.10(a) to the
                      Nuveen Investment Trust and            1996 Form 10-K
                      Nuveen Institutional Advisory
                      Corp.

 *10.10(b)            Investment Sub-Advisory                Exhibit 10.10(b) to the
                      Agreement between Nuveen               1996 Form 10-K
                      Institutional Advisory Corp.
                      and Institutional Capital
                      Corporation

10.10(b)(i)           Addendum to Investment                          --
                      Sub-Advisory Agreement
                      between Nuveen Institutional
                      Advisory Corp. and
                      Institutional Capital Corp.

*10.10(c)             Management Agreement between           Exhibit 10.10(c) to the
                      Nuveen Investment Trust II             1997 Form 10-K
                      and Nuveen Institutional
                      Advisory Corp.

*10.10(d)             Investment Sub-Advisory                Exhibit 10.10(d) to the
                      Agreement between Nuveen               1997 Form 10-K
                      Institutional Advisory Corp.
                      and Rittenhouse Financial
                      Services, Inc.

10.10(e)              Management Agreement between                    --
                      Nuveen Investment Trust III
                      and Nuveen Institutional
                      Advisory Corp.

*10.12                Tax Sharing Agreement between          Exhibit 10.13 to S-1
                      The St. Paul Companies, Inc.           Registration Statement
                      and John Nuveen & Co.
                      Incorporated

*10.13                Registration Rights Agreement          Exhibit 10.13 to 1992
                      between The John Nuveen                Form 10-K
                      Company and The St. Paul
                      Companies, Inc.

*10.14                Indemnity Agreement between            Exhibit 10.14 to 1992
                      The St. Paul Companies, Inc.           Form 10-K
                      and The John Nuveen Company

*10.15                Credit Agreement between The           Exhibit 10.15 to the 1997
                      John Nuveen Company and The            Form 10-K
                      First National Bank of Chicago

                                                                                                      Page No. of
                                                                                                      Exhibit in
                                                                                                      Sequential
Exhibit                                                         Exhibit No.                           Numbering
Designation                   Exhibit                           and Location                           System
-----------                   -------                           ------------                           ------
10.16(a)              Form of Exchange Traded Fund                    --
                      Custody Agreement between The
                      Chase Manhattan Bank and each
                      Nuveen Fund

10.16(b)              Form of Exchange Traded fund                    --
                      Shareholder Transfer Agency
                      Agreement between The Chase
                      Manhattan Bank and each
                      Nuveen Fund

10.16(c)              Form of Mutual Fund Service                     --
                      Agreement for Fund Accounting
                      Services between Chase Global
                      Funds Services Company and each
                      Nuveen Mutual Fund

10.16(d)              Form of Mutual Fund Service                     --
                      for Transfer Agency Services
                      Agreement between Chase Global
                      Funds Services Company and each
                      Nuveen Mutual Fund

10.16(e)              Mutual Fund Service Agreement                   --
                      for Custody Services between
                      Chase Global Funds Services
                      and each Nuveen Mutual Fund

10.17                 Support Services Agreement                      --
                      between Rittenhouse Financial
                      Services, Inc. and Rittenhouse
                      Trust Company

10.18                 Sublease between Rittenhouse                    --
                      Financial Services, Inc. and
                      Rittenhouse Trust Company

10.19                 Trademark License Agreement                     --
                      between Rittenhouse Financial
                      Services Inc., the John Nuveen
                      Company and Rittenhouse Trust
                      Company

13                    Annual Report to Shareholders                   --
                      for the fiscal year ended
                      December 31, 1998


                                      E-4

                                                                                                      Page No. of
                                                                                                      Exhibit in
                                                                                                      Sequential
Exhibit                                                         Exhibit No.                           Numbering
Designation                   Exhibit                           and Location                           System
-----------                   -------                           ------------                           ------
*21                   List of Subsidiaries of The           Exhibit 21 to the 1997
                      John Nuveen Company                   Form 10-K

23                    Consent of Independent Auditor                  --

24.1                  Powers of Attorney                              --

24.2                  Certified Copy of Resolutions                   --
                      of Board of Directors
                      Authorizing Signatures

27                    Financial Data Schedule                         --

[FN]
*    Previously filed; incorporated herein by reference.

** Previously filed, other than Form of Renewal of Investment Management Agreement, which are filed herewith.

+    Management contracts and compensatory plans and arrangements.