Form 10-Q
period 1999-03-31
NUVEEN JOHN COMPANY
filed 1999-05-14
CIK 885708

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q





[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended MARCH 31, 1999

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

         At May 10, 1999 there were 31,350,406 shares of the Company's Common Stock outstanding, consisting of 6,908,668 shares of Class A Common Stock, $.01 par value, and 24,441,738 shares of Class B Common Stock, $.01 par value.

                             THE JOHN NUVEEN COMPANY

                                TABLE OF CONTENTS



                                                                        Page No.
                                                                        --------
PART I. FINANCIAL INFORMATION

   ITEM 1.   FINANCIAL STATEMENTS

        Consolidated Balance Sheets (Unaudited),
             March 31, 1999 and December 31, 1998                           3

        Consolidated Statements of Income (Unaudited),
             Three Months Ended March 31, 1999 and 1998                     4

        Consolidated Statement of Changes in Stockholders'
             Equity (Unaudited) , Three Months Ended March 31, 1999         5

        Consolidated Statements of Cash Flows (Unaudited),
             Three Months Ended March 31, 1999 and 1998                     6

        Notes to Consolidated Financial Statements
             (Unaudited)                                                    7

   ITEM 2.

        Management's Discussion and Analysis of
             Financial Condition and Results of Operations                  8

   ITEM 3.

        Quantitative and Qualitative Disclosures About Market Risk         18

PART II.     OTHER INFORMATION

   Item 1 through Item 6                                                   19

   Signatures                                                              20




                                       (2)

                          PART 1 FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                             THE JOHN NUVEEN COMPANY

                           CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                              MARCH 31,  DECEMBER 31,
ASSETS                                                                                          1999         1998
                                                                                             ---------   ------------
Cash                                                                                         $   8,127    $   5,148
Securities purchased under agreements to resell                                                 60,500        6,000
Temporary investments arising from remarketing obligations                                         795       66,750
Management and distribution fees receivable                                                     42,893       33,908
Other receivables                                                                               12,936       12,925
Securities owned (trading account), at market value:
       Nuveen defined portfolios                                                                39,936       37,447
       Municipal bonds and notes                                                                 3,405        2,630
Deferred income tax asset, net                                                                   6,743        4,236
Furniture, equipment, and leasehold improvements, at cost less accumulated depreciation
       and amortization of $30,954 and $29,680, respectively                                    12,175       12,824
Other investments                                                                               48,113       48,404
Goodwill, at cost less accumulated amortization of $12,973 and $11,186, respectively           204,127      203,380
Prepaid expenses and other assets                                                               35,453       34,309
                                                                                             ---------    ---------
           Total assets                                                                      $ 475,203    $ 467,961
                                                                                             =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Short-term loans secured by remarketing obligations                                          $    --      $  10,000
Accrued compensation and other expenses                                                         22,600       46,400
Deferred compensation                                                                           31,138       28,816
Security purchase obligations                                                                    6,964        7,413
Other liabilities                                                                               51,514       26,224
                                                                                             ---------    ---------
       Total liabilities                                                                       112,216      118,853
                                                                                             ---------    ---------

Redeemable preferred stock, at redemption value;
       5,000,000 shares authorized, 1,800,000 shares issued                                     45,000       45,000
                                                                                             ---------    ---------

Common stockholders' equity:
Class A common stock, $.01 par value;  150,000,000 shares authorized,
       14,212,618 shares issued                                                                    142          142
Class B common stock, $.01 par value;  40,000,000 shares  authorized,
       24,441,738 shares issued                                                                    245          245
Additional paid-in capital                                                                      55,948       55,139
Retained earnings                                                                              465,856      451,529
Unamortized cost of restricted stock awards                                                        (53)         (79)
                                                                                             ---------    ---------
                                                                                               522,138      506,976
Less common stock held in treasury, at cost (7,308,800 and 7,298,720 shares, respectively)    (204,151)    (202,868)
                                                                                             ---------    ---------
       Total common stockholders' equity                                                       317,987      304,108
                                                                                             ---------    ---------
           Total liabilities and stockholders' equity                                        $ 475,203    $ 467,961
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



                                      (3)

                             THE JOHN NUVEEN COMPANY

                        CONSOLIDATED STATEMENTS OF INCOME
                                    UNAUDITED
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                           THREE MONTHS ENDED
                                                 MARCH 31,
                                          ---------------------
                                             1999        1998
                                          ---------------------
Revenues:
      Investment advisory fees from
          assets under management         $ 73,041    $ 64,461
      Underwriting and distribution
          of investment products             5,493       2,494
      Positioning profits (losses)            (198)       (143)
      Investment banking                     2,109       2,900
      Interest and dividends                 1,651       1,456
      Other                                    762       1,301
                                          --------    --------
          Total revenues                    82,858      72,469
                                          --------    --------

Expenses:
      Compensation and benefits             23,403      20,986
      Advertising and promotional costs      5,623       4,902
      Occupancy and equipment costs          3,125       3,221
      Amortization of goodwill and
          deferred offering costs            3,471       3,559
      Travel and entertainment               2,200       2,147
      Interest                                 592         802
      Other operating expenses               6,259       5,199
                                          --------    --------
          Total expenses                    44,673      40,816
                                          --------    --------

Income before taxes                         38,185      31,653

Income taxes                                14,784      12,379
                                          --------    --------

Net income                                $ 23,401    $ 19,274
                                          ========    ========

Average common and common equivalent
      shares outstanding:
          Basic                             31,365      31,859
                                          ========    ========

          Diluted                           34,243      34,570
                                          ========    ========

Earnings per common share:
          Basic                           $   0.73    $   0.59
                                          ========    ========

          Diluted                         $   0.68    $   0.56
                                          ========    ========


See accompanying notes to consolidated financial statements.



                                      (4)

                             THE JOHN NUVEEN COMPANY

        CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY
                                    UNAUDITED
                                 (IN THOUSANDS )


                                                                                 Unamortized
                                  Class A     Class B    Additional                Cost of
                                  Common      Common      Paid-In     Retained    Restricted      Treasury
                                   Stock       Stock      Capital     Earnings   Stock Awards       Stock        Total
                                  -------     -------   -----------   --------   ------------     ---------    ---------
Balance at December 31, 1998      $142        $  245      $55,139     $451,529     $ (79)         $(202,868)   $ 304,108
Net income                          --            --         --         23,401        --                 --       23,401
Cash dividends paid                 --            --         --         (8,704)       --                 --       (8,704)
Issuance of earnout shares          --            --          461         --          --              1,349        1,810
Amortization of restricted
    stock awards                    --            --         --           --          26                 --           26
Purchase of treasury stock          --            --         --           --          --             (3,760)      (3,760)
Exercise of stock options           --            --         --           (364)       --              1,230          866
Other                               --            --          348           (6)       --               (102)         240
                                  ----         -----      -------     --------     -----          ---------    ---------
Balance at March 31, 1999         $142         $ 245      $55,948     $465,856     $ (53)         $(204,151)   $ 317,987
                                  ====         =====      =======     ========     =====          =========    =========



See accompanying notes to consolidated financial statements.


                                       (5)

                             THE JOHN NUVEEN COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                 (IN THOUSANDS)


                                                                               Three Months Ended March 31,
                                                                               ----------------------------
                                                                                  1999            1998
                                                                               ---------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                $ 23,401        $ 19,274
     Adjustments to reconcile net income to net cash
        provided by operating activities:
          Deferred income taxes                                                  (2,507)           (189)
          Amortization/Depreciation:
              Furniture, equipment, and leasehold improvements                    1,274           1,069
              Goodwill                                                            1,787           1,809
          Net (increase) decrease in assets:
              Accrued management and distribution fees receivable                (8,985)          2,270
              Accrued other receivables                                             (11)          2,183
              Temporary investments arising from remarketing obligations         65,955          76,995
              Nuveen defined portfolios                                          (2,489)         (1,058)
              Municipal bonds and notes                                            (775)         (3,851)
              Prepaid expenses and other assets                                  (1,144)           (898)
          Net increase (decrease) in liabilities:
              Other liabilities                                                  25,290           9,718
              Accrued compensation and other expenses                           (23,800)        (22,686)
              Security purchase obligations                                        (449)          7,611
              Deferred compensation                                               2,322              40
          Other                                                                     374             773
                                                                               --------        --------
                      Net cash provided from operating activities                80,243          93,060
                                                                               --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Notes payable:
          New loans                                                                --             7,000
          Payments on loans                                                        --           (22,000)
     Net payments on secured short-term bank loans                              (10,000)        (69,500)
     Dividends paid                                                              (8,704)         (7,892)
     Proceeds from stock options exercised                                          866           2,133
     Acquisition of treasury stock                                               (3,760)           --
     Other                                                                         (109)           --
                                                                               --------        --------
                      Net cash used for financing activities                    (21,707)        (90,259)
                                                                               --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of office furniture and equipment                                   (625)           (929)
     Other investments                                                              291          14,952
     Other                                                                         (723)           --
                                                                               --------        --------
                      Net cash provided from (used for) investing activities     (1,057)         14,023
                                                                               --------        --------

Increase/(decrease) in cash and cash equivalents                                 57,479          16,824
Cash and cash equivalents:
     Beginning of year                                                           11,148           8,771
                                                                               --------        --------
     End of period                                                             $ 68,627        $ 25,595
                                                                               ========        ========

See accompanying notes to consolidated financial statements.



                                      (6)

                             THE JOHN NUVEEN COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 1999


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

Certain amounts in the prior period financial statements have been reclassified to correspond to the 1999 presentation. These reclassifications have no effect on net income or retained earnings as previously reported for those periods.

NOTE 2 EARNINGS PER COMMON SHARE

The following table sets forth a reconciliation of net income and common shares used in the basic and diluted earnings per share computations for the three month period ended March 31, 1999.


-----------------------------------------------------------------------------------------------------------------
In thousands,                                                   For the three months ended
except per share data                            March 31, 1999                      March 31, 1998
-----------------------------------------------------------------------------------------------------------------
                                                  Net                 Per-share     Net                Per-share
                                                income      Shares      amount    income    Shares      amount
                                              ---------   ---------   --------- ---------   --------   ----------
Net income                                    $ 23,401                          $ 19,274
Less:  Preferred stock dividends                  (563)                             (563)
Basic EPS                                       22,838      31,365    $   .73     18,711     31,859   $   .59
Dilutive effect of:
     Deferred stock                               --           176                  --          182
     Employee stock options                       --         1,052                  --          879
     Assumed conversion of
           preferred stock                         563       1,650                   563      1,650
                                              --------      ------              --------     ------
Diluted EPS                                   $ 23,401      34,243    $   .68   $ 19,274     34,570   $   .56

-----------------------------------------------------------------------------------------------------------------

Options to purchase 86,500 and 400,580 shares of the Company's common stock were outstanding at March 31, 1999 and 1998, respectively, but were not included in the computation of diluted earnings per share because the options' respective weighted average exercise prices of $41.57 and $36.28 per share were greater than the average market price of the Company's common shares during the applicable period.

NOTE 3 NET CAPITAL REQUIREMENT

John Nuveen & Co. Incorporated, the Company's wholly owned broker/dealer subsidiary, is subject to the Securities and Exchange Commission Rule 15c3-1, the "Uniform Net Capital Rule", which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, as these terms are defined, shall not exceed 15 to 1. At March 31, 1999 its net capital ratio was 1.01 to 1 and its net capital was $37,265,000 which is $34,754,290 in excess of the required net capital of $2,510,710.


                                       (7)

                          PART I. FINANCIAL INFORMATION
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                                 MARCH 31, 1999


DESCRIPTION OF THE BUSINESS

The Company's principal businesses are asset management and related research; development, marketing, and distribution of investment products and services; and municipal and corporate investment banking services. The Company distributes its investment products, including mutual funds, exchange-traded funds (closed-end funds), defined portfolios (unit trusts), and individually managed accounts through registered representatives associated with unaffiliated firms including broker-dealers, commercial banks, affiliates of insurance providers, financial planners, accountants, consultants and investment advisers.

The Company provides individually managed accounts primarily through its Rittenhouse Financial Services, Inc. (Rittenhouse) operating unit as well as through Nuveen Asset Management, and distributes its mutual funds and defined portfolios through its John Nuveen & Co., Incorporated (Nuveen & Co.) operating unit.

The Company's primary business activities generate three principal sources of revenue: (1) ongoing advisory fees earned on assets under management, including mutual funds, exchange-traded funds, and individually managed accounts; (2) transaction-based revenue earned upon the distribution of mutual fund and defined portfolio products; and (3) investment banking revenues, consisting of underwriting and advisory fees.

The volume of sales of the Company's products, and the profitability of each of these lines of business, are directly affected by many variables, including investor preferences for equity, fixed-income or other investments, the availability and attractiveness of competing products, equity market performance, changes in interest rates, the rate of inflation, changes in income tax rates and laws, and municipal bond new issue supply.

Assets under management include equity, taxable fixed-income and municipal securities. Municipal assets represented 69% of assets under management in managed funds and accounts at March 31, 1999, compared with 74% at March 31, 1998.


GENERAL INDUSTRY TRENDS

The U.S. continued to grow during the first quarter, with the Gross Domestic Product increasing by 4.5%. Strong growth in consumer spending, coupled with increasing productivity, helped maintain the economic expansion while holding overall inflation in check.

In the financial markets, yields on 30-year Treasury bonds during the first quarter increased to 5.58% by the end of March from 5.08% at the beginning of the year. Municipal bond yields ended the quarter about where they started, with the benchmark Bond Buyer 20 rising to 5.08% from 5.00%. Major stock indices continued to set record highs as volatility among technology issues was balanced by gains in cyclical and value stocks. The widely followed S&P 500 Index rose 5% during the period.


Continued equity market uncertainty resulted in a 50% decrease in net flows (equal to the sum of sales, reinvestment and exchanges less redemptions) into equity and taxable fixed-income mutual funds industry-wide during the first quarter when compared with the same period of the previous year. However, equity managed accounts and equity defined portfolio products continued to attract increased cash flows across the industry. Municipal bond funds posted a 28% increase in net flows industry-wide in the first quarter over the first quarter of 1998, due primarily to equity market concerns and the relatively favorable pricing of municipals compared with fixed income alternatives. Industry sales of municipal defined portfolio products declined in the first quarter of 1999 when compared with the same period of 1998 as a result of less competitive current returns.


RECENT EVENTS


- During the first four months of the year, the Company expanded its defined portfolio product line with the introduction of four new products, including portfolios consisting of e-commerce companies, the companies in the Nasdaq 100 Index, communications bandwidth companies and the top ten companies in Fortune magazine's 1999 list of the Most Admired Companies in America.

- In February, the Company began offering the Nuveen Income Fund, a new open-end mutual fund designed to provide attractive current income and capital preservation from a portfolio of primarily investment-grade quality corporate bonds. The Company also completed the repositioning of the Nuveen Utility Income Fund, renaming it the Nuveen Dividend and Growth Fund and expanding its universe of potential investments to include a wider range of fixed-income and dividend-paying equity securities.

- In March, three new municipal bond exchange-traded funds sponsored by the Company filed registration statements with the Securities and Exchange Commission for the initial public offering of their common shares. The Company expects the offering for these funds - the Nuveen Dividend Advantage Municipal Fund, the Nuveen California Dividend Advantage Municipal Fund and the Nuveen New York Dividend Advantage Municipal Fund - to be completed during the second quarter.

- In April, the Company announced its intention to offer as much as $1 billion in additional MuniPreferred(TM) stock in various offerings for as many as 29 of the Company's existing exchange-traded funds. The Company expects the majority of these offerings to be completed during the second quarter.

- In May, the Company announced an increase in its quarterly dividend to $0.29 per share from the current $0.26 per share, an increase of 12%. The Company also announced that it had approved a new common share buyback program which authorizes the purchase of up to two million shares.

The following table compares key operating information of the Company for the first quarter of 1999 and 1998:

-------------------------------------------------------------------------------------------------
FINANCIAL RESULTS SUMMARY
(in millions, except per share amounts)
-------------------------------------------------------------------------------------------------
QUARTER ENDED MARCH 31,                              1999            1998            % CHANGE
                                                     ----            ----            --------

    Gross sales of investment products              $ 3,163         $ 1,727               83%
    Assets under management (1) (2)                  57,315          51,176               11
    Gross revenues                                    82.9            72.5                14
    Operating expenses                                44.7            40.8                10
    Pretax operating income                           38.2            31.7                21
    Net income                                        23.4            19.3                21
    Basic earnings per share                           .73             .59                24
    Diluted earnings per share                         .68             .56                21
    Dividends per share                                .26             .23                13

-------------------------------------------------------------------------------------------------


(1)      Excludes defined portfolio products sponsored by the company.
(2)      At period end.

SUMMARY OF OPERATING RESULTS

- Gross sales for the quarter ended March 31, 1999, reached more than $3.1 billion, an increase of 83% over the quarter ended March 31, 1998. Approximately three-fourths of the Company's sales in the first quarter of 1999 were in equity-based products that have been added to the Company's product line since 1996.

- Gross revenues for the quarter ended March 31, 1999, increased 14% over the quarter ended March 31, 1998, due to higher advisory fee revenues and an increase in distribution revenues. Increases in advisory fees earned on managed accounts and mutual funds were due to higher average assets under management. Distribution revenue increases were the result of increased sales of equity defined portfolios.

- Operating expenses for the period increased when compared to the same period of the prior year due to an increase in advertising and promotional costs and higher salary and benefit costs.

The following discussion and analysis contains important information that should be helpful in evaluating the Company's results of operations and financial condition, and should be read in conjunction with the consolidated financial statements and related notes.

RESULTS OF OPERATIONS

Total advisory fee income earned during any period is directly related to the market value of the assets managed by the Company. Advisory fee income will increase with a rise in the level of assets under management, which occurs with the sale of fund shares, the addition of new managed accounts or deposits into existing managed accounts, the acquisition of assets under management from other advisory companies, or through increases in the value of portfolio investments. Assets under management may also increase as a result of reinvestment of distributions from funds and accounts, and from reinvestment of distributions from defined portfolio products sponsored by the Company into shares of mutual funds. Fee income will decline when managed assets decline, as would occur when values of fund or managed account portfolio investments decrease or when mutual fund redemptions or managed account withdrawals exceed sales and reinvestments.

Investment advisory fee income, net of subadvisory fees and expense reimbursements from assets managed by the Company, is shown in the following table:

--------------------------------------------------------------------------------

    NUVEEN MANAGED FUNDS AND ACCOUNTS
    INVESTMENT ADVISORY FEES
    (in thousands)

    QUARTER ENDED MARCH 31,                          1999          1998
                                                   --------      --------
    Managed Funds:
        Mutual Funds                               $ 14,255      $ 12,276
        Exchange-Traded Funds                        39,377        39,396
        Money Market Funds                              804           941
    Managed Accounts                                 18,605        11,848
                                                   --------      --------
             Total                                 $ 73,041      $ 64,461
                                                   ========      ========
--------------------------------------------------------------------------------



The following table summarizes net assets under management:

--------------------------------------------------------------------------------

    NUVEEN MANAGED FUNDS AND ACCOUNTS
    NET ASSETS UNDER MANAGEMENT (1)
    (in millions)

                                          MARCH 31,  DECEMBER 31,     MARCH 31,
                                            1999        1998           1998
                                          --------   -----------     ---------
Managed Funds:
    Mutual Funds                          $12,077     $11,883          $11,247
    Exchange-Traded Funds                  26,104      26,223           26,084
    Money Market Funds                        736         824              892
Managed Accounts                           18,398      16,337           12,953
                                          -------     -------          -------
         Total                            $57,315     $55,267          $51,176
                                          =======     =======          =======

--------------------------------------------------------------------------------


     (1) Excludes defined portfolio assets under surveillance.

Total advisory fees increased during the first quarter of 1999 to $73.0 million from $64.5 million earned in the comparable period of 1998. This increase is the result of higher levels of average assets under management. Managed account average assets under management at March 31, 1999, increased $5.9 billion from March 31, 1998, and mutual fund average assets under management increased $0.9 billion over the same time frame. These increases reflect net sales of fund shares and accounts over the periods and appreciation in the underlying value of the portfolio investments. Average money market fund net assets under management decreased in 1999 due to redemptions, which were driven by relatively low short-term interest rates and strong competition from sponsors of competing money market products.

Gross sales of investment products for the first quarter of 1999 and 1998 are shown below:

--------------------------------------------------------------------------------
GROSS INVESTMENT PRODUCT SALES
(in millions)
QUARTER ENDED MARCH 31,            1999     1998
                                 ------   ------
Mutual Funds                     $  429   $  419
Defined Portfolios                  497      167
Managed Accounts                  2,237    1,141
                                 ------   ------
             Total               $3,163   $1,727
                                 ======   ======

--------------------------------------------------------------------------------


Overall, gross sales of the Company's products for the three-month period ended March 31, 1999, increased 83% over the same period of the prior year. Net flows (equal to the sum of sales, reinvestment and exchanges less redemptions) were $2.4 billion for the three-month period ended March 31, 1999, and $1.3 billion for the three-month period ended March 31, 1998, an increase of 85%.

MUTUAL FUNDS

Growing concern regarding volatility in the equity markets and investors' desires to rebalance their portfolios resulted in an increase in the Company's municipal mutual fund sales in the first quarter of 1999. Sales of the Company's municipal mutual funds increased 17% in the first quarter of 1999 when compared with the same period in 1998. This increase in sales of municipal mutual funds also helped fund an increase in mutual fund distribution revenue earned for the period ended March 31, 1999, when compared with the same period of the prior year.

DEFINED PORTFOLIOS

The increase in sales of defined portfolio products for the three-month period ended March 31, 1999, compared with the prior year was primarily the result of increased sales of equity defined portfolio products. Distribution revenue for the equity and taxable fixed-income defined portfolio products increased by $2.5 million for the quarter ended March 31, 1999 as compared with the same quarter of the previous year. Distribution revenue for the longer term-municipal defined portfolio products was flat when compared with the same period in 1998.


MANAGED ACCOUNTS

Sales of managed accounts increased 96% during the three-month period ended March 31, 1999, when compared with the same period of the prior year. Sales of Rittenhouse's equity and balanced managed accounts increased $860 million or 89%. Sales of Nuveen's municipal managed accounts increased $235 million, an increase of 137%.

OTHER REVENUES

The Company records positioning profits or losses from changes in the market value of the inventory of unsold investment products and other securities held. The Company hedges certain of these holdings against fluctuations in interest rates using financial futures. During the first quarter of 1999, the Company realized net positioning losses of $0.2 million compared with losses of $0.1 million during the first quarter of the prior year.

Investment banking revenues include both net new issue underwriting revenues and fee income earned from various financial advisory activities. Investment banking revenues declined in the first quarter of 1999 when compared with the same period in 1998 to $2.1 million from $2.9 million primarily due to lower underwriting revenues as the industry experienced a reduction in both refinancing and the new issue supply of municipal bonds.

Interest and dividend revenue increased $0.2 million when comparing the three-month period ended March 31, 1999, with the same period of the prior year due to higher cash balances on hand.

OPERATING EXPENSES

Operating expenses increased $3.9 million in the first quarter of 1999 over the first quarter of 1998.

Compensation and related benefits, the largest component of operating expense, increased $2.4 million, or 12% when comparing the three-month period ended March 31, 1999 with the same period of the prior year. This increase is driven by increases in both profit sharing and salary costs. Profit sharing expense, which is derived by a formula as a percentage of pretax operating income, increased as a result of increased operating income for the three-month period. The increase in salary costs was driven by new staff additions and annual merit increases.

Advertising and promotional expenditures increased $0.7 million or 15% for the first three months of 1999 when compared with the same period of 1998 primarily due to the incremental costs to support the expanded product line offered by the Company.

Occupancy and equipment, travel and entertainment, and other operating expenses increased $1.0 million for the three-month period ended March 31, 1999, when compared with the same period of the prior year.

CAPITAL RESOURCES, LIQUIDITY
AND FINANCIAL CONDITION

The Company's principal businesses are not capital intensive and, historically, the Company has met its liquidity requirements through cash flow generated by the Company's operations. The Company's broker-dealer subsidiary occasionally utilizes available, uncommitted lines of credit, which exceed $400 million, to satisfy additional periodic, short-term liquidity requirements generally for the purpose of carrying variable rate demand obligations (VRDOs). As of March 31, 1999, there was no outstanding balance due on these uncommitted lines of credit. Additionally, in August 1997, the Company entered into a $200 million committed, three-year revolving credit facility with a group of banks to ensure an ongoing liquidity source for general corporate purposes including acquisitions. As of March 31, 1999, there was no outstanding balance due on the committed credit line.

At March 31, 1999, the Company held in its treasury 7,308,800 shares of common stock acquired in open market transactions and in transactions with its Class B shareholder, The St. Paul Companies, Inc., as part of ongoing stock repurchase programs. As part of an ongoing repurchase program, the Company has approximately 2.0 million shares remaining to be purchased.

During the first quarter of 1999, the Company paid out dividends on common shares totaling $8.1 million and on preferred shares totaling $0.6 million.

The Company is remarketing agent for various issuers of VRDOs with an aggregate principal value of $1.6 billion as of March 31, 1999. Although remarketing agents, including the Company, are only generally obligated to use their best efforts in locating purchasers for the VRDOs, they frequently repurchase VRDOs for resale to other buyers within a few days. During temporary periods of imbalance between supply and demand for VRDOs, the Company may hold larger than average balances of such obligations for resale. The Company has come to expect such imbalances at year-end and, to a lesser extent, at each calendar quarter-end. Substantially all VRDOs for which the Company is remarketing agent are secured by letters of credit obtained by the issuer from top-rated third-party providers, including major commercial banks and insurance companies. On March 31, 1999, and December 31, 1998, the Company held $0.8 million and $66.8 million, respectively, of VRDOs, which are classified in its consolidated balance sheets as "Temporary Investments Arising from Remarketing Obligations." The Company's average daily inventory of VRDOs was $8.7 million during the first three months of 1999 and $14.9 million for twelve months ended December 31, 1998.

To minimize interest rate risk on fixed-income defined portfolio product inventories and securities held by the Company, the Company entered into hedging transactions using futures contracts during the first quarter of 1999 and expects to continue to do so periodically. Additionally, the Company's investment banking group will, on occasion, act as financial adviser, broker, or underwriter to municipal or other issuers with respect to transactions such as interest rate swaps and forward delivery transactions.

John Nuveen & Co. Incorporated, the Company's wholly owned broker-dealer subsidiary, is subject to the Securities and Exchange Commission Rule 15c3-1, the "Uniform Net Capital Rule," which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, as these terms are defined, shall not exceed 15 to 1. At March 31, 1999, its net capital ratio was 1.01 to 1 and its net capital was $37.3 million which is $34.8 million in excess of the required net capital of $2.5 million.

Management believes that cash provided from operations and borrowings available under its uncommitted and committed credit facilities will provide the Company with sufficient liquidity to meet its operating needs for the foreseeable future.

OTHER MATTERS

YEAR 2000

The Company has taken a number of steps to address the Year 2000 challenge. As background, the Company first addressed this challenge in the early 1980's because of the historical focus of the Company's broker-dealer and investment adviser subsidiaries on municipal bonds, which typically mature 20 to 30 years after the date of issuance. As a result, in the early 1980's the Company began developing internal software standards and other information technology systems that required the use of four digits to represent a year. These systems have been improved and tested over the years and remain in place, thus providing the Company with a base of internally developed, Year 2000 ready software. The Company outsources to service providers many administrative functions relating to its funds and investment products, and an outside service provider serves as transfer agent and custodian for all of the funds sponsored by the Company.

In light of the above, the Company's preparations for Year 2000 consist essentially of examination and testing of the software packages and hardware provided by third parties and of the systems and software of service partners, with particular emphasis on its key service providers, to determine their degree of Year 2000 compliance. The Company has compiled a detailed inventory of all third-party software and hardware used in processing at Nuveen, and Rittenhouse and is in the process of obtaining certifications of the Year 2000 compliance for each item of software and hardware (which the Company expects to complete by the end of the second quarter in 1999). The certification process may require follow up, which will be done as needed throughout 1999.

The most significant service providers include Chase Manhattan Bank, Check Free Investment Services (formerly Security APL), and JJ Kenny, a subsidiary of Standard & Poor's Corporation. Chase serves as transfer agent and custodian for the Company's funds and serves as trustee of the defined portfolios sponsored by the Company. Check Free provides the portfolio accounting system for both Rittenhouse and Nuveen Asset Management. Kenny serves as pricing agent for the municipal securities held by the Company's funds.

The Company is coordinating with, and monitoring the Year 2000 readiness plans of each of these service providers, who have shared detailed information with the Company regarding their respective Year 2000 plans and initiatives. Chase has certified to the Company that it has completed its internal testing and remediation and that its systems are Year 2000 compliant. Chase has begun testing system interfaces with its business partners, including the Company, and this testing is expected to be completed during the second quarter of 1999. JJ Kenny and the Company are scheduled to begin testing system interfaces during the second quarter of 1999.

Year 2000 compliance of the CheckFree Investment Services APL Wrap host system is the most critical Rittenhouse Year 2000 readiness matter. CheckFree has tested and put into production its Year 2000 remediated systems. CheckFree has also successfully completed testing the system interfaces with certain business partners, which include major brokers using Rittenhouse's individual managed account services, and also participated in the Securities Industry Association testing program with respect to settlement clearinghouses. Rittenhouse has completed the testing of all of its critical internal systems that currently exist, and they appear to be Year 2000 ready. Rittenhouse does not engage in any in-house system application development.

The Company participated in the industry wide testing of securities trade processing systems sponsored by the Securities Industry Association. As part of this initiative, the Company partnered with three other firms over a four-week period to simulate post-Year 2000 settlement of securities trades through settlement clearinghouses used by industry participants and encountered no problems. All of the Company's critical systems involved in trade processing were tested as part of this effort. The results of this testing initiative are being reviewed by the Securities Industry Association and are expected to be available in May, 1999. The testing of the Company's critical systems that are not involved in securities trade processing, including general ledger and portfolio management systems, are scheduled to be completed by June 30, 1999. The Company is confident that these critical system testing initiatives will be successfully completed, and the Company will address promptly any Year 2000 readiness issues identified through these efforts. The Company's goal is to have all of its other systems and all significant business partner interfaces tested, and all of its systems Year 2000 ready, by September 30, 1999.

Given the Company's prior development work, the Company and its subsidiaries do not anticipate facing the prospect of costly and time consuming redesign of internal information technology systems, and the costs of the Company's compliance program are not expected to be significant and are being incurred as part of normal operations. The costs presently consist of the cost of upgrades of software and of travel expenses to coordinate with our affiliates and service partners. Therefore, the Company has not to date specially allocated a budget for the Company's Year 2000 initiatives.

While the Company does not presently believe that challenges associated with Year 2000 are likely to have a material effect on the Company's operations, liquidity and financial condition, the Company has not completed the process of assessing the compliance of all of its third-party software suppliers and key service providers or of testing interfaces with certain business partners. These outside parties are at various stages of readiness for Year 2000 and depending on the result of such assessments, it is possible the Company could conclude that the Year 2000 challenge could affect the Company's business to a greater extent than it currently believes likely. It is also possible that certain service providers, despite assurances to the contrary, may not in fact successfully modify all their key systems on a timely basis for Year 2000 and that the Company's testing of such firms' compliance may not allow the Company to detect such problems on a timely basis. Further, there can be no assurance that entities such as public utilities will be fully Year 2000 compliant and any interruption in basic services, such as telephone or electrical service, would disrupt the Company's operations.

The Company's various business and corporate support units are working to create a contingency plan relating to important business processes that could be affected by Year 2000 issues. As part of this effort, the Company is focusing on any problems in achieving Year 2000 readiness that are revealed through the Company's examination of the readiness of its third party software and service providers. The Company is not aware of any such problems currently, but it has not yet completed its examination of others. We anticipate that our specific Year 2000 contingency plans will be developed in conjunction with an updating of our normal disaster recovery plans.

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


FORWARD-LOOKING INFORMATION

From time to time, information provided by the Company or information included in its filings with the SEC (including this report on Form 10-Q) may contain statements which are not historical facts but are forward-looking statements reflecting management's expectations and opinions. The Company's actual future results may differ significantly from those anticipated in any forward-looking statements due to numerous factors. These include, but are not limited to, the effects of the substantial competition that the Company, like all market participants, faces in the investment management business, including competition for continued access to the brokerage firms' retail distribution systems, the Company's reliance on revenues from investment management contracts which are renewed annually according to their terms, burdensome regulatory developments, recent accounting pronouncements, unforeseen developments in litigation and the previously discussed risks with respect to Year 2000 compliance. The Company undertakes no responsibility to update publicly or revise any forward-looking statements.

                         PART I. FINANCIAL INFORMATION
       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                                 MARCH 31, 1999

The Company is exposed to market risk from changes in interest rates which may adversely affect its results of operations and financial condition. The Company is exposed to interest rate risk primarily in its Defined Portfolio inventory and seeks to minimize the risks from these interest rate fluctuations through the use of derivative financial instruments. The Company does not use derivative financial instruments for trading or other speculative purposes and is not party to any leveraged financial instruments.

The Company regularly purchases and holds for resale municipal securities and defined portfolio units. The level of inventory maintained by the Company will fluctuate daily and is dependent upon the need to maintain municipal inventory for future defined portfolios, and the need to maintain defined portfolio inventory to support ongoing sales. To minimize interest rate risk on securities held by the Company, the Company has entered into futures contracts.

The Company invests in short-term debt instruments, classified as Securities Purchased Under Agreements to Resell. The investments are treated as collateralized financing transactions and are carried at the amounts at which they will be subsequently resold, including accrued interest. The Company often holds temporary investments (VRDOs) arising from remarketing activities and related debt to meet its short-term financing needs for this product. Substantially all VRDOs are secured by letters of credit obtained by the issuer from highly-rated third-party providers including commercial banks and insurance companies. The Company also invests in certain Company-sponsored equity and fixed-income mutual funds.

The company manages risk by restricting the use of derivative financial instruments to hedging activities and by limiting potential interest rate exposure. The Company does not believe that the effect of any reasonably possible near-term changes in interest rates would be material to the Company's financial position, results of operations or cash flows.

                            PART II OTHER INFORMATION

ITEM 1     LEGAL PROCEEDINGS


           As previously reported most recently in the Form 10-K for the year ending December 31, 1998, a lawsuit brought in June, 1996 by certain shareholders is currently pending in federal district court for the Northern District of Illinois against Nuveen & Co., Nuveen Advisory, six Nuveen investment companies and two of the Funds' former directors seeking unspecified damages, an injunction and other relief. The suit also seeks certification of a defendant class consisting of all Nuveen-managed leveraged funds. The complaint is filed on behalf of a purported class of present and former shareholders of all Nuveen leveraged investment companies, including the Funds, which allegedly engaged in certain practices which plaintiffs allege violated various provisions of the Investment Company Act of 1940 and common law. Plaintiffs allege among other things, breaches of fiduciary duty and various misrepresentations and omissions in disclosures in connection with the use and maintenance of leverage through the issuance and periodic auctioning of preferred stock and the payment of management and brokerage fees to Nuveen Advisory and Nuveen & Co. A similar complaint was filed by the Plaintiffs against another major leveraged-fund sponsor and adviser. The Plaintiffs filed a motion to certify a plaintiff class (which would include current and former shareholders of all Nuveen leveraged closed-end funds). On March 30, 1999, the court entered a memorandum opinion and order granting the Defendants' motion to dismiss four of the Plaintiffs' counts; denying the Defendants' motion to dismiss the remaining count (breach of fiduciary duty under Sections 36(b) of the Investment Company Act of 1940) as to Nuveen Advisory, and granting the same motion as to the remaining Defendants; and denying the Plaintiffs' motion to certify a plaintiff class and a defendant class. The remaining Defendant will continue to vigorously contest this action.

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





                                               THE JOHN NUVEEN COMPANY
                                               (Registrant)









DATE:      May 10, 1999
                                               By: /s/ JOHN P. AMBOIAN
                                                  ------------------------------
                                               John P. Amboian
                                               President






DATE:      May 10, 1999
                                               By: /s/ MARGARET E. WILSON
                                                  ------------------------------
                                               Margaret E. Wilson
                                               Senior Vice President of Finance
                                               (Principal Accounting Officer)



                                      (20)