Form 10-Q
period 1999-06-30
NUVEEN JOHN COMPANY
filed 1999-08-16
CIK 885708

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q





X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended JUNE 30, 1999

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         At August 6, 1999 there were 31,470,956 shares of the Company's Common Stock outstanding, consisting of 7,029,218 shares of Class A Common Stock, $.01 par value, and 24,441,738 shares of Class B Common Stock, $.01 par value.

                             THE JOHN NUVEEN COMPANY

                                TABLE OF CONTENTS


                                                                      Page No.
                                                                      --------
PART I. FINANCIAL INFORMATION

   ITEM 1.   FINANCIAL STATEMENTS

        Consolidated Balance Sheets (Unaudited),
             June 30, 1999 and December 31, 1998                          3

        Consolidated Statements of Income (Unaudited),
             Three Months Ended June 30, 1999 and 1998                    4
             Six Months Ended June 30, 1999 and 1998

        Consolidated Statement of Changes in Stockholders'
             Equity (Unaudited), Six Months Ended June 30, 1999           5

        Consolidated Statements of Cash Flows (Unaudited),
             Six Months Ended June 30, 1999 and 1998                      6

        Notes to Consolidated Financial Statements
             (Unaudited)                                                  7

   ITEM 2.

        Management's Discussion and Analysis of
             Financial Condition and Results of Operations                8

   ITEM 3.

        Quantitative and Qualitative Disclosures About Market Risk       18



PART II.     OTHER INFORMATION

   Item 1 through Item 6                                                 19

   Signatures                                                            21




                                      (2)

                          PART 1 FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                            THE JOHN NUVEEN COMPANY

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)



                                                        JUNE 30,    DECEMBER 31,
ASSETS                                                    1999          1998
------                                                 ----------   -----------

Cash                                                   $    7,715       5,148
Securities purchased under agreements to resell            14,600       6,000
Temporary investments arising from
       remarketing obligations                             25,165      66,750
Management and distribution fees receivable                52,997      33,908
Other receivables                                          20,690      12,925
Securities owned (trading account), at
  market value:
       Nuveen defined portfolios                           39,616      37,447
       Bonds and notes                                      1,808       2,630
Deferred income tax asset, net                              4,840       4,236
Furniture, equipment, and leasehold improvements,
       at cost less accumulated depreciation
       and amortization of $33,524 and $29,680,
       respectively                                        11,816      12,824
Other investments                                          53,638      48,404
Goodwill, at cost less accumulated
       amortization of $14,807 and $11,186,
       respectively                                       202,294     203,380
Prepaid expenses and other assets                          37,520      34,309
                                                       ----------  ----------
           Total assets                                $  472,699  $  467,961
                                                       ==========  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Liabilities:
Short-term loans secured by
       remarketing obligations                         $        -  $   10,000
Accrued compensation and other expenses                    30,662      46,400
Deferred compensation                                      31,654      28,816
Security purchase obligations                               4,362       7,413
Other liabilities                                          30,451      26,224
                                                       ----------  ----------
       Total liabilities                                   97,129     118,853
                                                       ----------  ----------

Redeemable preferred stock, at
       redemption value; 5,000,000 shares
       authorized, 1,800,000 shares issued                 45,000      45,000
                                                       ----------  ----------

Common stockholders' equity:
Class A common stock, $.01 par value;
       150,000,000 shares authorized,
       14,212,618 shares issued                               142         142
Class B common stock, $.01 par value;
       40,000,000 shares authorized,
       24,441,738 shares issued                               245         245
Additional paid-in capital                                 57,829      55,139
Retained earnings                                         478,122     451,529
Unamortized cost of restricted stock awards                   (26)        (79)
                                                       ----------  ----------
                                                          536,312     506,976
Less common stock held in treasury, at cost
       (7,278,200 and 7,298,720 shares, respectively)    (205,742)   (202,868)
                                                       ----------  ----------
       Total common stockholders' equity                  330,570     304,108
                                                       ----------  ----------
           Total liabilities and stockholders' equity  $  472,699  $  467,961
                                                       ==========  ==========



See accompanying notes to consolidated financial statements.


                                      (3)

                            THE JOHN NUVEEN COMPANY

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                   THREE MONTHS ENDED        SIX MONTHS ENDED
                                          JUNE 30,               JUNE 30,
                                   -------------------     --------------------
                                      1999       1998        1999       1998
                                      ----       ----        ----       ----
Revenues:
  Investment advisory fees from
      assets under management      $ 75,918   $ 67,402     $148,960    $131,862

  Underwriting and distribution
      of investment products          5,921      2,234       11,413       4,728
  Positioning profits (losses)         (817)      (182)      (1,015)       (325)
  Investment banking                  2,902      3,877        5,011       6,776
  Interest and dividends              1,834      1,592        3,484       3,049
  Other                               1,209      1,437        1,971       2,739
                                   ---------  --------     --------     -------
      Total revenues                 86,967     76,360      169,824     148,829
                                   ---------  --------     --------    --------

Expenses:
  Compensation and benefits          23,589     21,666       46,992      42,262
  Advertising and
    promotional costs                 7,074      5,695       12,696      10,597
  Occupancy and equipment costs       3,090      3,081        6,215       6,302
  Amortization of goodwill and
      deferred offering costs         3,515      3,555        6,985       7,113
  Travel and entertainment            2,715      2,563        4,914       4,710
  Interest                              868        645        1,460       1,447
  Other operating expenses            6,634      5,873       12,895      11,463
                                   ---------  --------     --------    --------
      Total expenses                 47,485     43,078       92,157      83,894
                                   ---------  --------     --------    --------

Income before taxes                  39,482     33,282       77,667      64,935

Income taxes                         15,602     13,050       30,386      25,429
                                   --------   --------     --------    --------

Net income                         $ 23,880   $ 20,232     $ 47,281    $ 39,506
                                   ========   ========     ========    ========

Average common and common
  equivalent shares
  outstanding:
          Basic                      31,365     31,810       31,365      31,824
                                   ========   ========     ========    ========

          Diluted                    34,349     34,634       34,296      34,602
                                   ========   ========     ========    ========

Earnings per common share:
          Basic                    $   0.74   $   0.62     $   1.47    $   1.21
                                   ========   ========     ========    ========

          Diluted                  $   0.70   $   0.58     $   1.38    $   1.14
                                   ========   ========     ========    ========


See accompanying notes to consolidated financial statements.


                                      (4)

                            THE JOHN NUVEEN COMPANY

        CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                         Unamortized
                               Class A  Class B  Additional                Cost of
                                Common  Common     Paid-In   Retained     Restricted    Treasury
                                Stock    Stock     Capital   Earnings    Stock Awards     Stock       Total
                               -------  -------  ----------  ---------   ------------  -----------  ----------
Balance at December 31, 1998   $  142    $  245   $  55,139  $ 451,529    $      (79)  $ (202,868)  $  304,108
Net income                        -         -           -       47,281           -            -         47,281
Cash dividends paid               -         -           -      (18,364)          -            -        (18,364)
Issuance of earnout shares        -         -           461        -             -          1,349        1,810
Amortization of restricted
    stock awards                  -         -           -          -              53          -             53
Purchase of treasury stock        -         -           -                        -        (11,211)     (11,211)
Exercise of stock options         -         -           -       (2,319)          -          7,090        4,771
Other                             -         -         2,229         (5)          -           (102)       2,122
                               ------    -------  ---------  ---------    ----------   ----------   ----------
Balance at June 30, 1999       $  142    $   245  $  57,829  $ 478,122   $       (26)   $ (205,742)  $  330,570
                               ======    =======  =========  =========    ==========   ==========   ==========


See accompanying notes to consolidated financial statements.


                                      (5)

                            THE JOHN NUVEEN COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                                      Six Months Ended June 30,
                                                      ------------------------
                                                         1999           1998
                                                      ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                         $  47,281      $  39,506

   Adjustments to reconcile net income to net
      cash provided by operating activities:
        Deferred income taxes                              (604)           827
        Amortization/Depreciation:
            Furniture, equipment, and
              leasehold improvements                      2,581          2,263
            Goodwill                                      3,620          3,635
        Net (increase) decrease in assets:
            Accrued management and distribution
              fees receivable                           (19,089)         2,911
            Accrued other receivables                    (7,766)        (1,346)
            Temporary investments arising from
              remarketing obligations                    41,585         91,680
            Nuveen defined portfolios                    (2,169)         2,056
            Municipal bonds and notes                       822         (7,135)
            Prepaid expenses and other assets            (3,212)        (3,533)
        Net increase (decrease) in liabilities:
            Other liabilities                             4,227           (706)
            Accrued compensation and other expenses     (15,738)       (10,845)
            Security purchase obligations                (3,051)         4,562
            Deferred compensation                         2,838             83
        Other                                             2,284          1,725
                                                      ---------      ---------
                 Net cash provided from
                   operating activities                  53,609        125,683
                                                      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Notes payable:
        New loans                                             -          9,000
        Payments on loans                                     -        (22,000)
   Net payments on secured short-term bank loans        (10,000)       (69,500)
   Dividends paid                                       (18,364)       (15,763)
   Proceeds from stock options exercised                  4,771          4,212
   Acquisition of treasury stock                        (11,211)       (15,868)
   Other                                                   (107)             -
                                                      ---------      ---------
                 Net cash used for
                   financing activities                 (34,911)      (109,919)
                                                      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of office furniture and equipment           (1,573)        (1,395)
   Other investments                                     (5,234)        11,726
   Other                                                   (724)             -
                                                      ---------      ---------
                 Net cash provided from (used for)
                   investing activities                  (7,531)        10,331
                                                      ---------      ---------

Increase in cash and cash equivalents
                                                         11,167         26,095
Cash and cash equivalents:
   Beginning of year                                     11,148          8,771
                                                      ---------     ----------
   End of period                                      $  22,315     $   34,866
                                                      =========     ==========




See accompanying notes to consolidated financial statements.


                                      (6)

                             THE JOHN NUVEEN COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 1999

NOTE 1 BASIS OF PRESENTATION

The consolidated financial statements include the accounts of The John Nuveen Company and its wholly owned subsidiaries ("the Company"), and have been prepared in conformity with generally accepted accounting principles.

These financial statements rely, in part, on estimates. In the opinion of management, all necessary adjustments have been reflected for a fair presentation of the results of operations, financial position and cash flows in the accompanying unaudited consolidated financial statements. The results for the period are not necessarily indicative of the results to be expected for the entire year.

Certain amounts in the prior period financial statements have been reclassified to correspond to the 1999 presentation. These reclassifications have no effect on net income or retained earnings as previously reported for those periods.

NOTE 2 EARNINGS PER COMMON SHARE

The following table sets forth a reconciliation of net income and common shares used in the basic and diluted earnings per share computations for the six month period ended June 30, 1999.

--------------------------------------- -----------------------------------------------------------------------
In thousands,                                                    For the six months ended
except per share data                             June 30, 1999                      June 30, 1998
--------------------------------------- ---------------------------------- ------------------------------------
--------------------------------------- ----------- ---------- ----------- ----------- ---------- -------------
                                            Net                  Per-share     Net                  Per-share
                                          income      Shares      amount     income      Shares       amount

                                        ----------- ---------- ----------- ----------- ---------- -------------
Net income                                 $47,281                            $39,506
Less:  Preferred stock dividends            (1,125)                            (1,125)
                                           -------                            -------
Basic EPS                                   46,156    31,365        $1.47      38,381    31,824        $1.21
Dilutive effect of:
     Deferred restricted stock               -           176                    -           179
     Employee stock options                  -         1,105                    -           949
     Assumed conversion of
           preferred stock                   1,125     1,650                    1,125     1,650
                                           -------   -------                  -------    ------
Diluted EPS                                $47,281    34,296        $1.38     $39,506    34,602        $1.14
                                           =======   =======        =====     =======    ======        =====

--------------------------------------- ----------- ---------- ----------- ----------- ---------- -------------


Options to purchase 264,000 and 238,500 shares of the Company's common stock were outstanding at June 30, 1999 and 1998, respectively, but were not included in the computation of diluted earnings per share because the options' respective weighted average exercise prices of $42.96 and $38.22 per share were greater than the average market price of the Company's common shares during the applicable period.

NOTE 3  NET CAPITAL REQUIREMENT

John Nuveen & Co. Incorporated, the Company's wholly owned broker-dealer subsidiary, is subject to the Securities and Exchange
Commission Rule 15c3-1, the "Uniform Net Capital Rule", which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, as these terms are defined, shall not exceed 15 to 1. At June 30, 1999 the broker-dealer's net capital ratio was 3.01 to 1 and its net capital was $19,787,071 which is $15,821,404 in excess of the required net capital of $3,965,667.

                                       (7)

                          PART 1. FINANCIAL INFORMATION
      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                                 JUNE 30, 1999

DESCRIPTION OF THE BUSINESS

The Company's principal businesses are asset management and related research and the development, marketing, and distribution of investment products and services. The Company distributes its investment products, including mutual funds, exchange-traded funds, defined portfolios (unit trusts), and individually managed accounts through registered representatives associated with unaffiliated firms including broker-dealers, commercial banks, affiliates of insurance providers, financial planners, accountants, consultants and investment advisers.

The Company provides individually managed accounts primarily through its Rittenhouse Financial Services, Inc. (Rittenhouse) operating unit as well as through Nuveen Asset Management, and distributes its mutual funds, defined portfolios and exchange-traded funds through its John Nuveen & Co., Incorporated (Nuveen & Co.) broker-dealer unit.

The Company's primary business activities generate two principal sources of revenue: (1) ongoing advisory fees earned on assets under management, including mutual funds, exchange-traded funds, and individually managed accounts; (2) transaction-based revenue earned upon the distribution of defined portfolio and mutual fund products.

The volume of sales of the Company's products, and the profitability of each of these lines of business, are directly affected by many variables, including investor preferences for equity, fixed-income or other investments, the availability and attractiveness of competing products, equity market performance, changes in interest rates, the rate of inflation and changes in income tax rates and laws.

Assets under management include equity, taxable fixed-income and municipal securities. Municipal assets represented 68% of assets under management in managed funds and accounts at June 30, 1999, compared with 73% at June 30, 1998.


GENERAL INDUSTRY TRENDS

The Gross Domestic Product continued to reflect a vibrant economy, while quarterly earnings continued to exceed expectations. On June 29, the Federal Reserve Board responded to the vigorous pace of economic growth with a one-quarter percent increase in the Federal Funds Rate. At the same time it shifted to a "neutral bias" in its stance on short-term interest rates. The stock market reacted favorably rallying at the quarter end to post record highs in both the S&P 500 and the Nasdaq indices.

After largely resisting the retreat of the Treasury market in the first quarter, municipal bond prices finally succumbed in the second. As of July 1, the Bond Buyer 20 yield stood at 5.42% which was 0.34% higher than when the second quarter began. Since this essentially matched the rise in 30-year Treasury rates, the ratio between the two remained steady at 91%.



                                      (8)

Continued equity and bond market uncertainty in the second quarter resulted in an industry-wide decrease in net flows (equal to the sum of sales, reinvestment and exchanges less redemptions) into most mutual fund, defined portfolio and managed account categories when compared with the flows experienced during the second quarter of 1998. In particular, municipal bond funds recorded a 74% decrease in second quarter net flows compared with 1998, although municipal defined portfolios sales increased because higher market yields resulted in more competitive current returns.

RECENT EVENTS

- During the second quarter of the year, the Company continued to expand its defined portfolio product line with the introduction of several new products, including a portfolio consisting of digital sector companies and another consisting of companies involved in internet banking and other financial services. The Company also introduced a portfolio based on the selections of stock analyst Eugene Peroni, who joined the Company in the second quarter.

- In May, three new Nuveen municipal bond exchange-traded funds completed their initial public offerings of common stock. These offerings for the Nuveen Dividend Advantage Municipal Fund, the Nuveen California Dividend Advantage Municipal Fund and the Nuveen New York Dividend Advantage Municipal Fund raised approximately $1 billion. These funds also issued a combined total of more than $525 million of MuniPreferred(TM) stock in July.

- Through June 30, 26 of the Company's existing exchange-traded funds had issued approximately $900 million of additional MuniPreferred(TM) stock in various offerings. Two other funds issued an additional $100 million of MuniPreferred(TM) stock in July.

- On June 30, 1999, the Company announced an agreement in principle with U.S. Bancorp Piper Jaffray, for the sale of the Company's Investment Banking business. The transaction is expected to close in the third quarter of 1999. The divestiture is not expected to have a material impact on the Company's financial position or results of operation.

- In July, the Company announced the filing of registration statements with the Securities and Exchange Commission for the initial public offerings of common shares by 14 new exchange-traded funds. The Company intends to bring these offerings to market as conditions warrant.



                                      (9)

The following table compares key operating information of the Company for the three-month periods and the six-month periods ended June 30, 1999 and 1998:

FINANCIAL RESULTS SUMMARY
COMPANY OPERATING STATISTICS
(in millions except per share amounts)


-------------------------------------------------------------------------------------------------------
                                          For the second quarter of      For the first six months of
                                          1999      1998     % change     1999     1998      % change
                                          ----      ----     --------     ----     ----      --------
 Gross sales of investment products      $4,892    $1,831      167%      $8,054   $3,559       126%
 Assets under management (1) (2)         59,538    52,173       14       59,538   52,173        14
 Gross revenues                           87.0      76.4        14        169.8    148.8        14
 Operating expenses                       47.5      43.1        10        92.2     83.9         10
 Pretax operating income                  39.5      33.3        19        77.7     64.9         20
 Net income                               23.9      20.2        18        47.3     39.5         20
 Basic earnings per share                 0.74      0.62        19        1.47     1.21         21
 Diluted earnings per share               0.70      0.58        21        1.38     1.14         21
 Dividends per share                      0.29      0.23        26        0.55     0.46         20

--------------------------------------------------------------------------------------------------------

(1)      Excludes defined portfolio products sponsored by the Company.
(2)      At period end.

SUMMARY OF OPERATING RESULTS

- Gross sales for the six months ended June 30, 1999, reached more than $8.0 billion, an increase of 126% over the six months ended June 30, 1998. Second quarter gross sales include the issuance of approximately $1 billion of new exchange-traded funds and approximately $900 million of MuniPreferred(TM) stock to re-leverage existing Nuveen exchange traded funds.

- Gross revenues for the six months ended June 30, 1999, increased 14% over the six month period ended June 30, 1998, due to higher advisory fee revenues and an increase in distribution revenues. Increases in advisory fees earned on managed accounts and mutual funds were due to higher average assets under management. Distribution revenue increases were the result of increased sales of equity defined portfolios.

- Operating expenses for the six-month period increased when compared with the same period of the prior year due to an increase in advertising and promotional costs and higher salary and benefit costs. However, as a percent of revenue, operating expenses were down two percentage points for the six-month period when compared with the same period of the prior year.

The following discussion and analysis contains important information that should be helpful in evaluating the Company's results of operations and financial condition, and should be read in conjunction with the consolidated financial statements and related notes.



                                      (10)

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

The following table summarizes net assets under management:

    MANAGED FUNDS AND ACCOUNTS
    NET ASSETS UNDER MANAGEMENT (1)
    (in millions)
                                                 JUNE 30,      DECEMBER 31,    JUNE  30,
                                                     1999              1998         1998
                                                 --------      ------------    ---------
    Managed Funds:
        Mutual Funds                             $ 12,038          $ 11,883     $ 11,325
        Exchange-Traded Funds                      27,284            26,223       26,099
        Money Market Funds                            641               824          849
    Managed Accounts                               19,575            16,337       13,900
                                                 --------          --------     --------
             Total                               $ 59,538          $ 55,267     $ 52,173
                                                 ========          ========     ========


(1) Excludes defined portfolio assets under surveillance.

Gross sales of investment products for the three-month and six-month periods ended June 30,1999 and 1998 are shown below:


     GROSS INVESTMENT PRODUCT SALES
     (in millions)
                                      THREE MONTHS ENDED      SIX MONTHS ENDED
                                            JUNE 30,                JUNE 30,
                                       1999        1998       1999       1998
                                       ----        ----       ----       ----
     Exchange-Traded Funds           $ 1,859       $   -     $ 1,859     $   -
     Mutual Funds                        421         355         848       774
     Defined Portfolio Products          558         180       1,055       347
     Managed Accounts                  2,054       1,296       4,292     2,438
                                     -------      ------     -------   -------
                  Total              $ 4,892     $ 1,831     $ 8,054   $ 3,559
                                     =======    ========     =======   =======


Overall, gross sales of the Company's products for the six-month period ended June 30, 1999, increased 126% over the same period of the prior year. Net flows (equal to the sum of sales, reinvestment and exchanges less redemptions) were $6.4 billion for the six-month


                                      (11)
period ended June 30, 1999, an increase of 156% over the $2.5 billion total for the six-month period ended June 30, 1998.

Investment advisory fee income, net of subadvisory fees and expense reimbursements from assets managed by the Company, is shown in the following table:

    MANAGED FUNDS AND ACCOUNTS
    INVESTMENT ADVISORY FEES
    (in thousands)


                                              THREE MONTHS ENDED           SIX MONTHS ENDED
                                                   JUNE 30,                    JUNE 30,
                                              1999          1998           1999           1998
                                              ----          ----           ----           ----
    Managed Funds:
        Mutual Funds                          $ 14,213     $ 12,383      $ 28,470        $ 24,659
        Exchange-Traded Products                40,149       39,616        79,526          79,012
        Money Market Funds                         628          850         1,431           1,791
    Managed Accounts                            20,928       14,553        39,533          26,400
                                              --------     --------      --------        --------
             Total                            $ 75,918     $ 67,402      $148,960        $131,862
                                              ========     ========      ========        ========



Total advisory fees increased during the first six months of 1999 to $149.0 million from $131.9 million earned in the comparable period of 1998. This increase is the result of higher levels of average assets under management. Managed account average assets under management for the six-month period ended June 30, 1999, increased $8.4 billion from June 30, 1998, and mutual fund average assets under management increased $0.8 billion over the same time frame. These increases reflect net sales of fund shares and accounts over the periods and appreciation in the underlying value of the portfolio investments. Average money market fund net assets under management decreased in 1999 due to redemptions, which were driven by relatively low short-term interest rates and strong competition from sponsors of competing money market products.

MUTUAL FUNDS

Growing concern regarding volatility in the equity markets and investors' desires to rebalance their portfolios resulted in a 23% increase in the Company's municipal mutual fund sales in the first half of 1999, when compared with the same period in 1998. This increase in sales of municipal mutual funds helped fuel the increase in mutual fund advisory fee and distribution revenue earned for the six-month period ended June 30, 1999, when compared with the same period of the prior year.


                                      (12)

DEFINED PORTFOLIOS

The increase in sales of defined portfolio products for the six-month period ended June 30, 1999, compared with the prior year was primarily the result of increased sales of equity defined portfolio products, including several industry-sector and thematic portfolios. Distribution revenue for the equity and taxable fixed-income defined portfolio products increased to $5.8 million for the six-month period ended June 30, 1999, from $0.5 million for the same period of the previous year.

MANAGED ACCOUNTS

Sales of managed accounts increased 76% during the six-month period ended June 30, 1999, when compared with the same period of the prior year. Sales of Rittenhouse's equity and balanced managed accounts increased $1.5 billion or 76%. Sales of Nuveen's municipal managed accounts increased $312 million, an increase of 77%.

OTHER REVENUES

The Company records positioning profits or losses from changes in the market value of the inventory of unsold investment products and other securities held. The Company hedges certain of these holdings against fluctuations in interest rates using financial futures. During the first half of 1999, the Company realized net positioning losses of $1.0 million compared with losses of $0.3 million during the first half of the prior year.

Investment banking revenues include both net new issue underwriting revenues and fee income earned from various financial advisory activities. Investment banking revenues declined to $5.0 million in the first half of 1999 when compared with $6.8 million during the same period in 1998, primarily due to lower underwriting revenues as the industry experienced a reduction in both refinancing and the new issue supply of municipal bonds.

Interest and dividend revenue increased $0.4 million when comparing the six-month period ended June 30, 1999, with the same period of the prior year due to higher cash balances on hand.

OPERATING EXPENSES

Operating expenses increased $8.3 million in the first half of 1999 over the first half of 1998.

Compensation and related benefits, the largest component of operating expenses, increased $4.7 million, or 11% when comparing the six-month period ended June 30, 1999, with the same period of the prior year. This increase is driven by increases in both profit sharing and salary costs. Profit sharing expense, which is derived by a formula as a percentage of pretax operating income, increased as a result of increased operating income for the six-month period. The increase in salary costs was driven by new staff additions and annual merit increases.

Advertising and promotional expenditures increased $2.1 million or 20% for the first six months of 1999 when compared with the same period of 1998 primarily due to the incremental costs to support the expanded product line offered by the Company, including the new Exchange-Traded Fund offerings in the second quarter of 1999.


                                       (13)

Occupancy and equipment, travel and entertainment, and other operating expenses increased $1.4 million for the six-month period ended June 30, 1999, when compared with the same period of the prior year in support of new products and strong sales growth.

CAPITAL RESOURCES, LIQUIDITY AND FINANCIAL CONDITION

The Company's principal businesses are not capital intensive and, historically, the Company has met its liquidity requirements through cash flow generated by the Company's operations. The Company's broker-dealer subsidiary occasionally utilizes available, uncommitted lines of credit, which exceed $400 million, to satisfy additional periodic, short-term liquidity requirements generally for the purpose of carrying variable rate demand obligations (VRDOs). As of June 30, 1999, there was no outstanding balance due on these uncommitted lines of credit. Additionally, in August 1997, the Company entered into a $200 million committed, three-year revolving credit facility with a group of banks to ensure an ongoing liquidity source for general corporate purposes including acquisitions. As of June 30, 1999, there was no outstanding balance due on the committed credit line.

At June 30, 1999, the Company held in its treasury 7,278,200 shares of common stock acquired in open market transactions and in transactions with its Class B shareholder, The St. Paul Companies, Inc. As part of an ongoing repurchase program, the Company is authorized to purchase approximately 1.9 million additional shares.

During the second quarter of 1999, the Company paid out dividends on common shares totaling $9.1 million and on preferred shares totaling $0.6 million.

The Company is remarketing agent for various issuers of VRDOs with an aggregate principal value of $1.7 billion as of June 30, 1999. Although remarketing agents, including the Company, are only generally obligated to use their best efforts in locating purchasers for the VRDOs, they frequently repurchase VRDOs for resale to other buyers within a few days. During temporary periods of imbalance between supply and demand for VRDOs, the Company may hold larger than average balances of such obligations for resale. The Company has come to expect such imbalances at year-end and, to a lesser extent, at each calendar quarter-end. Substantially all VRDOs for which the Company is remarketing agent are secured by letters of credit obtained by the issuer from top-rated third-party providers, including major commercial banks and insurance companies. On June 30, 1999, and December 31, 1998, the Company held $25.2 million and $66.8 million, respectively, of VRDOs, which are classified in its consolidated balance sheets as "Temporary Investments Arising from Remarketing Obligations." The Company's average daily inventory of VRDOs was $12.6 million during the first six months of 1999 and $14.9 million for twelve months ended December 31, 1998. As noted earlier, the Company has announced an agreement in principle with U.S. Bancorp Piper Jaffrey for the sale of the Company's investment banking business, including the VRDO business.

To minimize interest rate risk on fixed-income defined portfolio product inventories and securities held by the Company, the Company entered into hedging transactions using futures contracts during the first half of 1999 and expects to continue to do so periodically.

Management believes that cash provided from operations and borrowings available under its uncommitted and committed credit facilities will provide the Company with sufficient liquidity to meet its operating needs for the foreseeable future.


                                      (14)

OTHER MATTERS

Year 2000

The Company has maintained a comprehensive program to address the Year 2000 challenge. As background, the Company first addressed this challenge in the early 1980's because of the historical focus of the Company's broker-dealer and investment adviser subsidiaries on municipal bonds, which typically mature 20 to 30 years after the date of issuance. As a result, in the early 1980's the Company began developing internal software standards and other information technology systems that required the use of four digits to represent a year. These systems have been improved and tested over the years and remain in place, thus providing the Company with a base of internally developed, Year 2000 ready software. The Company outsources to service providers many administrative functions relating to its funds and investment products, and an outside service provider serves as transfer agent and custodian for all of the funds sponsored by the Company.

In light of the above, the Company's preparations for Year 2000 consist essentially of examination and testing of the software packages and hardware provided by third parties and of the systems and software of service partners, with particular emphasis on its key service providers, to determine their degree of Year 2000 compliance. The Company has compiled a detailed inventory of all third-party software and hardware used in processing at Nuveen and Rittenhouse and is in the process of obtaining certifications of the Year 2000 compliance for each item of software and hardware. The certification process will require follow up, and will be done as needed throughout 1999.

The most significant service providers include Chase Manhattan Bank, CheckFree Investment Services (formerly Security APL), and JJ Kenny, a subsidiary of Standard & Poor's Corporation. Chase serves as transfer agent and custodian for the Company's funds and serves as trustee of the defined portfolios sponsored by the Company. CheckFree provides the portfolio accounting system for both Rittenhouse and Nuveen Asset Management. JJ Kenny serves as pricing agent for the municipal securities held by the Company's funds.

The Company is coordinating with, and monitoring the Year 2000 readiness plans of, each of these service providers, who have shared detailed information with the Company regarding their respective Year 2000 plans and initiatives. Chase has certified to the Company that it has completed its internal testing and remediation and that its systems are Year 2000 compliant. Chase substantially completed testing system interfaces with its business partners, including the Company, during the second quarter of 1999 and no problems have been discovered. Testing of non-critical systems will continue in the third quarter. JJ Kenny and the Company began testing system interfaces during the second quarter of 1999. To date, the testing has not revealed any problems.

Year 2000 compliance of the CheckFree Investment Services APL Wrap host system is the most critical Rittenhouse Year 2000 readiness matter. CheckFree has also successfully tested and put into production its Year 2000 remediated systems. CheckFree has completed testing the system interfaces with certain business partners, which include major brokers using Rittenhouse's individual managed account services, and also participated in the Securities Industry Association testing program with respect to settlement clearinghouses. Rittenhouse has completed the testing of all of its critical internal systems that currently exist, and they


                                      (15)
appear to be Year 2000 ready. Rittenhouse does not engage in any in-house system application development.

The Company participated in the industry wide testing of securities trade processing systems sponsored by the Securities Industry Association and the results of the testing revealed no Year 2000 problems with the Company's systems. As part of this initiative, the Company partnered with three other firms over a four-week period to simulate post-Year 2000 settlement of securities trades through settlement clearinghouses used by industry participants and encountered no problems. All of the Company's critical systems involved in trade processing were tested as part of this effort. The testing of the Company's critical systems that are not involved in securities trade processing, including general ledger and portfolio management systems, was completed by June 30, 1999. While this testing revealed no problems with mission critical systems, the Company will continue to test and examine its mission critical systems both individually and as a whole and will address promptly any Year 2000 readiness issues identified through these efforts. The Company's goal is to have all of its other systems and all significant business partner interfaces tested, and all of its systems Year 2000 ready, by September 30,1999.

Given the Company's prior development work, the Company and its subsidiaries have not faced the prospect of costly redesign of internal information technology systems, and the costs of the Company's readiness program have not been significant and are being incurred as part of normal operations. The costs presently consist of the cost of upgrades of software, of travel expenses to coordinate with our affiliates and service partners and of two consultants hired to assist the Company in the readiness of all desktop computers. Therefore, the Company has not specially allocated a budget for the Company's Year 2000 initiatives.

The Company does not presently believe that challenges associated with Year 2000 are likely to have a material effect on the Company's operations, liquidity and financial condition. As the Company completes the process of assessing the compliance of all of its third-party software suppliers and key service providers or of testing interfaces with certain business partners, it is possible the Company could conclude that the Year 2000 challenge could affect the Company's business to a greater extent than it currently believes likely. It is also possible that certain service providers, despite assurances to the contrary, may not in fact successfully modify all their key systems on a timely basis for Year 2000 and that the Company's testing of such firms' compliance may not allow the Company to detect such problems on a timely basis. Further, there can be no assurance that entities such as public utilities will be fully Year 2000 compliant and any interruption in basic services, such as telephone or electrical service, would disrupt the Company's operations.

The Company's various business and corporate support units are working to create a contingency plan relating to important business processes that could be affected by Year 2000 issues. As part of this effort, the Company is focusing on any problems in achieving Year 2000 readiness that are revealed through the Company's examination of the readiness of its third party software and service providers. The Company is not aware of any such problems currently, but it has not yet completed its contingency planning process and examination of others. Our specific Year 2000 contingency plans are being developed in conjunction with an updating of our normal disaster recovery plans.


                                      (16)

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




                                      (17)

                          PART I. FINANCIAL INFORMATION
       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                                  JUNE 30, 1999

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

The Company regularly purchases and holds for resale municipal securities, corporate bonds and defined portfolio units. The level of inventory maintained by the Company will fluctuate daily and is dependent upon the need to maintain municipal inventory for future defined portfolios, and the need to maintain defined portfolio inventory to support ongoing sales. To minimize interest rate risk on securities held by the Company, the Company utilizes futures contracts.

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




                                      (18)

                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        Not Applicable.

ITEM 2. CHANGES IN SECURITIES

        Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At the Annual Meeting of Stockholders held on May 6, 1999, the seven directors nominated in the Proxy Statement were elected for a one-year term expiring at the annual meeting in 1999. The following individuals were elected directors by the vote of holders of the following number of shares of Class A and Class B Common Stock represented at the meeting, voting together as a single class:


           Director                           For         Withheld      Broker Non-Vote
           --------                      -----------      --------      ---------------
           Timothy R. Schwertfeger        29,987,693      144,143              0
           John P. Amboian                30,082,732       49,104              0
           Willard L. Boyd                30,076,618       55,218              0
           Duane R. Kullberg              30,081,522       50,314              0


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


           The proposal to ratify the selection of KPMG LLP as independent auditors for the Company was approved by a vote of 31,124,439 shares in favor, 4,595 shares opposed and 2,802 shares abstaining.

           The proposal relating to the Company's Amended and Restated 1996 Equity Incentive Plan and the 1999 Executive Officer Compensation Plan were approved by votes of 27,628,391 shares in favor, 976,464 shares opposed and 413,827 shares abstaining and 28,006,534 shares in favor, 697,731 shares opposed and 415,417 shares abstaining, respectively.

ITEM 5.    OTHER INFORMATION

           Not Applicable.


                                      (19)

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





                                              THE JOHN NUVEEN COMPANY
                                              (Registrant)









DATE:      August 10, 1999                    /s/ John P. Amboian
                                              ----------------------------------

                                              John P. Amboian
                                              President







DATE:      August 10, 1999                    /s/ Margaret E. Wilson
                                              ----------------------------------

                                              Margaret E. Wilson
                                              Senior Vice President of Finance
                                              (Principal Accounting Officer)



                                      (21)