Form 10-Q
period 1999-09-30
NUVEEN JOHN COMPANY
filed 1999-11-10
CIK 885708

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q





 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
---          OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended SEPTEMBER 30, 1999

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         At November 8, 1999 there were 31,153,526 shares of the Company's Common Stock outstanding, consisting of 6,711,788 shares of Class A Common Stock, $.01 par value, and 24,441,738 shares of Class B Common Stock, $.01 par value.

                             THE JOHN NUVEEN COMPANY

                                TABLE OF CONTENTS


                                                                        Page No.
                                                                        --------

PART I. FINANCIAL INFORMATION

   ITEM 1.   FINANCIAL STATEMENTS

        Consolidated Balance Sheets (Unaudited),
             September 30, 1999 and December 31, 1998                       3

        Consolidated Statements of Income (Unaudited),
             Three Months Ended September 30, 1999 and 1998                 4
             Nine Months Ended September 30, 1999 and 1998

        Consolidated Statement of Changes in Stockholders'
             Equity (Unaudited), Nine Months Ended September 30, 1999       5

        Consolidated Statements of Cash Flows (Unaudited),
             Nine Months Ended September 30, 1999 and 1998                  6

        Notes to Consolidated Financial Statements
             (Unaudited)                                                    7

   ITEM 2.

        Management's Discussion and Analysis of
             Financial Condition and Results of Operations                  8

   ITEM 3.

        Quantitative and Qualitative Disclosures About Market Risk          18


PART II. OTHER INFORMATION

   Item 1 through Item 6                                                    19

   Signatures                                                               20








                                       (2)

                         PART 1  FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS

                            THE JOHN NUVEEN COMPANY

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                              SEPTEMBER 30,         DECEMBER 31,
ASSETS                                                                                            1999                 1998
------                                                                                        ------------          -----------
Cash                                                                                          $      8,278          $     5,148
Securities purchased under agreements to resell                                                     50,600                6,000
Temporary investments arising from remarketing obligations                                             -                 66,750
Management and distribution fees receivable                                                         56,617               33,908
Other receivables                                                                                   25,304               12,925
Securities owned (trading account), at market value:
   Nuveen defined portfolios                                                                        51,489               37,447
   Bonds and notes                                                                                     835                2,630
Deferred income tax asset, net                                                                       5,032                4,236
Furniture, equipment, and leasehold improvements, at cost less accumulated depreciation
   and amortization of $33,481 and $29,680, respectively                                            11,962               12,824
Other investments                                                                                   55,125               48,404
Goodwill, at cost less accumulated amortization of $16,616 and $11,186, respectively               200,484              203,380
Prepaid expenses and other assets                                                                   36,096               34,309
                                                                                              ------------          -----------
      Total assets                                                                            $    501,822          $   467,961
                                                                                              ============          ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Short-term loans secured by remarketing obligations                                           $        -            $    10,000
Accrued compensation and other expenses                                                             44,362               46,400
Deferred compensation                                                                               31,908               28,816
Security purchase obligations                                                                       15,243                7,413
Other liabilities                                                                                   28,902               26,224
                                                                                              ------------          -----------
   Total liabilities                                                                               120,415              118,853
                                                                                              ------------          -----------
Redeemable preferred stock, at redemption value;
   5,000,000 shares authorized, 1,800,000 shares issued                                             45,000               45,000
                                                                                              ------------          -----------
Common stockholders' equity:
Class A common stock, $.01 par value;  150,000,000 shares authorized,
   14,212,618 shares issued                                                                            142                  142
Class B common stock, $.01 par value;  40,000,000 shares  authorized,
   24,441,738 shares issued                                                                            245                  245
Additional paid-in capital                                                                          60,116               55,139
Retained earnings                                                                                  490,282              451,529
Unamortized cost of restricted stock awards                                                            -                    (79)
                                                                                              ------------          -----------
                                                                                                   550,785              506,976
Less common stock held in treasury, at cost (7,417,830 and 7,298,720 shares, respectively)        (214,378)            (202,868)
                                                                                              ------------          -----------
   Total common stockholders' equity                                                               336,407              304,108
                                                                                              ------------          -----------
      Total liabilities and stockholders' equity                                              $    501,822          $   467,961
                                                                                              ============          ===========

See accompanying notes to consolidated financial statements.

                                      (3)

                            THE JOHN NUVEEN COMPANY

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                THREE MONTHS ENDED     NINE MONTHS ENDED
                                                  SEPTEMBER 30,          SEPTEMBER 30,
                                               --------------------  ----------------------
                                                 1999        1998       1999        1998
                                                 ----        ----       ----        ----
Revenues:
   Investment advisory fees from
     assets under management                   $ 77,480   $  69,217  $ 226,440   $  201,079
   Underwriting and distribution
     of investment products                       4,949       2,583     16,363        7,311
   Positioning profits (losses)                    (615)         42     (1,630)        (283)
   Investment banking                             1,202       2,886      6,213        9,663
   Interest and dividends                         1,929       1,682      5,414        4,730
   Other                                          4,607         592      6,577        3,330
                                               --------   ---------  ---------   ----------
     Total operating revenues                    89,552      77,002    259,377      225,830
                                               --------   ---------  ---------   ----------
Expenses:
   Compensation and benefits                     24,580      22,561     71,572       64,822
   Advertising and promotional costs              7,002       4,709     19,699       15,306
   Occupancy and equipment costs                  3,207       2,911      9,421        9,213
   Amortization of goodwill and
     deferred offering costs                      3,492       3,503     10,477       10,617
   Travel and entertainment                       1,991       2,504      6,906        7,213
   Interest                                         790         641      2,250        2,087
   Other operating expenses                       8,582       6,016     21,477       17,480
                                               --------   ---------  ---------   ----------
     Total operating expenses                    49,644      42,845    141,802      126,738
                                               --------   ---------  ---------   ----------
Income before taxes                              39,908      34,157    117,575       99,092

Income taxes                                     15,756      13,187     46,142       38,616
                                               --------   ---------  ---------   ----------
Net income                                     $ 24,152   $  20,970  $  71,433   $   60,476
                                               ========   =========  =========   ==========
Average common and common equivalent
   shares outstanding:
     Basic                                       31,373      31,545     31,368       31,730
                                               ========   =========  =========   ==========
     Diluted                                     34,182      34,387     34,258       34,530
                                               ========   =========  =========   ==========
Earnings per common share:
     Basic                                     $   0.75   $    0.65  $    2.22   $     1.85
                                               ========   =========  =========   ==========
     Diluted                                   $   0.71   $    0.61  $    2.09   $     1.75
                                               ========   =========  =========   ==========

See accompanying notes to consolidated financial statements.


                                      (4)

                            THE JOHN NUVEEN COMPANY

        CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                             Unamortized
                                            Class A    Class B    Additional                   Cost of
                                             Common    Common      Paid-In       Retained     Restricted     Treasury
                                             Stock      Stock       Capital      Earnings    Stock Awards     Stock         Total
                                            --------   -------    ----------   -----------   ------------   ---------    ----------
Balance at December 31, 1998                $    142   $   245    $  55,139    $   451,529   $       (79)   $(202,868)   $  304,108
Net income                                         -         -            -         71,433             -            -        71,433
Cash dividends paid                                -         -            -        (28,021)            -            -       (28,021)
Issuance of earnout shares                         -         -          461              -             -        1,349         1,810
Amortization of restricted
 stock awards                                      -         -            -              -            79            -            79
Purchase of treasury stock                         -         -            -              -             -      (27,915)      (27,915)
Exercise of stock options                          -         -            -         (4,654)            -       15,159        10,505
Other                                              -         -        4,516             (5)            -         (103)        4,408
                                            --------   -------    ----------   -----------   ------------   ---------    ----------
Balance at September 30, 1999               $    142   $   245    $  60,116    $   490,282   $         -    $(214,378)   $  336,407
                                            ========   =======    ==========   ===========   ============   =========    ==========


See accompanying notes to consolidated financial statements.


                                      (5)

                            THE JOHN NUVEEN COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                                                  Nine Months Ended September 30,
                                                                  ------------------------------
                                                                     1999                1998
                                                                  ----------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                       $   71,433          $   60,476
 Adjustments to reconcile net income to net cash
   provided by operating activities:
   Deferred income taxes                                                (796)              2,202
   Amortization/Depreciation:
     Furniture, equipment, and leasehold improvements                  3,801               3,716
     Goodwill                                                          5,430               5,443
   Net (increase) decrease in assets:
     Accrued management and distribution fees receivable             (22,709)              2,099
     Accrued other receivables                                       (12,379)             (2,220)
     Temporary investments arising from remarketing obligations       66,750              79,450
     Nuveen defined portfolios                                       (14,042)              2,025
     Municipal bonds and notes                                         1,795              (3,281)
     Prepaid expenses and other assets                                (1,787)             (4,503)
   Net increase (decrease) in liabilities:
     Other liabilities                                                 2,678                 144
     Accrued compensation and other expenses                          (2,038)             (1,920)
     Security purchase obligations                                     7,830               9,293
     Deferred compensation                                             3,092               1,180
   Other                                                               4,595               2,052
                                                                  ----------          ----------
         Net cash provided from operating activities                 113,653             156,156
                                                                  ----------          ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Notes payable:
   New loans                                                             -                 9,000
   Payments on loans                                                     -               (24,000)
 Net payments on secured short-term bank loans                       (10,000)            (65,500)
 Dividends paid                                                      (28,021)            (24,515)
 Proceeds from stock options exercised                                10,505               5,098
 Acquisition of treasury stock                                       (27,915)            (25,297)
 Other                                                                  (108)                -
                                                                  ----------          ----------
         Net cash used for financing activities                      (55,539)           (125,214)
                                                                  ----------          ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of office furniture and equipment                          (2,939)             (2,818)
 Other investments                                                    (6,721)             11,855
 Other                                                                  (724)               (569)
                                                                  ----------          ----------
         Net cash provided from (used for) investing activities      (10,384)              8,468
                                                                  ----------          ----------
Increase in cash and cash equivalents                                 47,730              39,410
Cash and cash equivalents:
 Beginning of year                                                    11,148               8,771
                                                                  ----------          ----------
 End of period                                                    $   58,878          $   48,181
                                                                  ==========          ==========

See accompanying notes to consolidated financial statements.


                                      (6)

                            THE JOHN NUVEEN COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                               SEPTEMBER 30, 1999

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

         NOTE 2  EARNINGS PER COMMON SHARE

         The following table sets forth a reconciliation of net income and common shares used in the basic and diluted earnings per share computations for the nine month periods ended September 30, 1999 and 1998.

         --------------------------------------------------------------------------------------------------------
         In thousands,                                                    For the nine months ended
         except per share data                          September 30, 1999                  September 30, 1998
         --------------------------------------------------------------------------------------------------------
                                                 Net                 Per-share      Net                Per-share
                                               income      Shares      amount     income      Shares    amount
                                             --------------------------------------------------------------------
         Net income                            $71,433                             $60,476
         Less:  Preferred stock dividends       (1,688)                             (1,688)
                                               -------                             -------
         Basic EPS                              69,745      31,368      $2.22       58,788     31,730     $1.85
         Dilutive effect of:
           Deferred restricted stock                 -         176                       -        179
           Employee stock options                    -       1,065                       -        971
           Assumed conversion of
             preferred stock                     1,688       1,650                   1,688      1,650
                                               -------      ------                 -------     ------
         Diluted EPS                           $71,433      34,258      $2.09      $60,476     34,530     $1.75
                                               =======      ======      =====      =======     ======     =====

         --------------------------------------------------------------------------------------------------------

         Options to purchase 399,500 and 260,500 shares of the Company's common stock were outstanding at September 30, 1999 and 1998, respectively, but were not included in the computation of diluted earnings per share because the options' respective weighted average exercise prices of $42.18 and $39.00 per share were greater than the average market price of the Company's common shares during the applicable period.

         NOTE 3  NET CAPITAL REQUIREMENT

         John Nuveen & Co. Incorporated, the Company's wholly owned broker-dealer subsidiary, is subject to the Securities and Exchange Commission Rule 15c3-1, the "Uniform Net Capital Rule", which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, as these terms are defined, shall not exceed 15 to 1. At September 30, 1999, the broker-dealer's net capital ratio was 1.92 to 1 and its net capital was $32,240,132 which is $28,109,021 in excess of the required net capital of $4,131,110.


                                       (7)

                          PART I. FINANCIAL INFORMATION
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                               SEPTEMBER 30, 1999

DESCRIPTION OF THE BUSINESS

The Company's principal businesses are asset management and related research and the development, marketing, and distribution of investment products and services that serve the affluent and high-net-worth market segments. The Company distributes its investment products, including mutual funds, exchange-traded funds, defined portfolios (unit trusts), and individually managed accounts through registered representatives associated with unaffiliated firms including broker-dealers, commercial banks, affiliates of insurance providers, financial planners, accountants, consultants and investment advisers.

The Company provides individually managed accounts primarily through its Rittenhouse Financial Services, Inc. (Rittenhouse) operating unit as well as through Nuveen Asset Management, and distributes its mutual funds, defined portfolios and exchange-traded funds through its John Nuveen & Co., Incorporated (Nuveen & Co.) broker-dealer unit.

The Company's primary business activities generate two principal sources of revenue: (1) ongoing advisory fees earned on assets under management, including mutual funds, exchange-traded funds and individually managed accounts; (2) transaction-based revenue earned upon the distribution of defined portfolio and mutual fund products.

The volume of sales of the Company's products, and the profitability of each of these lines of business, are directly affected by many variables, including investor preferences for equity, fixed-income or other investments, the availability and attractiveness of competing products, equity market performance and changes in interest rates, inflation and income tax rates and laws.

Assets under management include equity, taxable fixed-income and municipal securities. Municipal assets represented 69% of assets under management in managed funds and accounts at September 30, 1999, compared with 74% at September 30, 1998.


GENERAL ECONOMIC AND INDUSTRY TRENDS

During the past summer, rising consumer demand coupled with wage pressures raised concerns over inflation. The Federal Reserve Board responded in June and again in August with one-quarter point increases in short-term interest rates. The stock market did not react favorably, with the S&P 500 Index posting a 6.2% decline for the third quarter.

During the third quarter, the municipal market underperformed Treasuries. Interest rates on the 30-year Government bond fluctuated within a narrow range and ended the quarter just .04% higher than the 6.00% where they began. In contrast, the yield on the Bond Buyer 20 municipal- bond index climbed to 5.73% from 5.42%.


                                      (8)

Continued equity and bond market uncertainty in the third quarter resulted in an industry-wide decrease in net flows (equal to the sum of sales, reinvestment and exchanges less redemptions) into mutual funds when compared with the flows experienced during the third quarter of 1998.

RECENT EVENTS

- On September 17, 1999, the Company completed the sale of its investment banking business to U.S. Bancorp Piper Jaffray.

- In September, the Company announced the filing of registration statements with the Securities and Exchange Commission for the initial public offering of common shares by a new exchange-traded fund, The Nuveen Senior Income Fund. This leveraged fund will invest primarily in senior floating-rate loan obligations and expects to have over $400 million invested after leveraging is completed in the year 2000.


The following table compares key operating information of the Company for the three-month periods and the nine-month periods ended September 30, 1999 and 1998:

    FINANCIAL RESULTS SUMMARY
    COMPANY OPERATING STATISTICS
    (in millions except per share amounts)

  ------------------------------------------------------------------------------------------------------
                                              FOR THE THIRD QUARTER OF      FOR THE FIRST NINE MONTHS OF
                                            1999      1998      % CHANGE     1999    1998      % CHANGE
                                            ----      ----      --------     ----    ----      --------
    Gross sales of investment products     $2,932    $1,999        47%     $10,986   $5,558       98%
    Assets under management (1) (2)        58,252    52,735        10       58,252   52,735       10
    Operating  revenues                      89.6      77.0        16        259.4    225.8       15
    Operating expenses                       49.6      42.8        16        141.8    126.7       12
    Pretax operating income                  39.9      34.2        17        117.6     99.1       19
    Net income                               24.2      21.0        15         71.4     60.5       18
    Basic earnings per share                 0.75      0.65        15         2.22     1.85       20
    Diluted earnings per share               0.71      0.61        16         2.09     1.75       19
    Dividends per share                      0.29      0.26        12         0.84     0.72       17

  ------------------------------------------------------------------------------------------------------

     (1)  Excludes defined portfolio products sponsored by the Company.
     (2)  At period end.




                                      (9)

SUMMARY OF OPERATING RESULTS

- Gross sales for the third quarter rose 47% over the comparable quarter in the prior year fueled by an increase in equity defined portfolios sales and the leveraging of several exchange-traded funds. Sales for the nine months ended September 30, 1999, reached approximately $11.0 billion, an increase of 98% over the nine-month period ended September 30, 1998. This increase is the result of a near tripling in defined portfolios sales, continued strong managed account sales, and the issuance of approximately $1 billion of new exchange traded funds and approximately $1.5 billion of new MuniPreferred(TM) shares.

- Gross revenues for the three-month and the nine-month periods ended September 30, 1999, increased 12% and 14%, respectively, over the same periods of the prior year. These increases are attributable to higher advisory fee revenues and an increase in distribution revenues. Advisory fees earned on managed accounts, exchange-traded funds and mutual funds increased due to higher average assets under management, while distribution revenue increases were the result of increased sales of equity defined portfolios.

- Operating expenses for both the three-month and the nine-month periods increased when compared with the same periods of the prior year due to an increase in advertising and promotional costs and higher salary and benefit costs. However, as a percent of revenue, operating expenses were down for both the three-month and the nine-month periods when compared with the same periods of the prior year.

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





                                      (10)

The following table summarizes net assets under management:
--------------------------------------------------------------------------------

    MANAGED FUNDS AND ACCOUNTS
    NET ASSETS UNDER MANAGEMENT (1)
    (in millions)
                                    SEPTEMBER 30,   DECEMBER 31,   SEPTEMBER 30,
                                             1999           1998            1998
                                             ----           ----            ----
    Managed Funds:
      Mutual Funds                       $ 11,663       $ 11,883        $ 11,503
      Exchange-Traded Funds                27,210         26,223          26,439
      Money Market Funds                      625            824             838
    Managed Accounts                       18,754         16,337          13,955
                                         --------       --------        --------
          Total                          $ 58,252       $ 55,267        $ 52,735
                                         ========       ========        ========
--------------------------------------------------------------------------------
(1)  Excludes defined portfolio assets under surveillance.

Assets under management increased 5% from December 31, 1998 to September 30, 1999 due to an increase in net flows partially offset by depreciation of assets due to the decline of stock and bond prices during the third quarter of 1999.

Gross sales of investment products for the three-month and nine-month periods ended September 30,1999 and 1998 are shown below:

--------------------------------------------------------------------------------

     GROSS INVESTMENT PRODUCT SALES
     (in millions)
                                  THREE MONTHS ENDED      NINE MONTHS ENDED
                                     SEPTEMBER 30,          SEPTEMBER 30,
                                     1999       1998         1999       1998
                                     ----       ----         ----       ----

     Exchange-Traded Funds        $   606   $      -     $  2,465    $     -
     Mutual Funds                     347        366        1,196      1,140
     Defined Portfolio Products       488        189        1,542        536
     Managed Accounts               1,491      1,444        5,783      3,882
                                  -------   --------     --------    -------
          Total                   $ 2,932   $  1,999     $ 10,986    $ 5,558
                                  =======   ========     ========    =======
--------------------------------------------------------------------------------

Overall, gross sales of the Company's products for the nine-month period ended September 30, 1999, increased 98% over the same period of the prior year. Net flows (equal to the sum of sales, reinvestment and exchanges less redemptions and withdrawls) were $8.1 billion for the nine-month period ended September 30, 1999, an increase of 108% over the $3.9 billion total for the nine-month period ended September 30, 1998.



                                      (11)

Investment advisory fee income, net of subadvisory fees and expense reimbursements from assets managed by the Company, is shown in the following table:

--------------------------------------------------------------------------------
    MANAGED FUNDS AND ACCOUNTS
    INVESTMENT ADVISORY FEES
    (IN THOUSANDS)

                                    THREE MONTHS ENDED      NINE MONTHS ENDED
                                       SEPTEMBER 30,          SEPTEMBER 30,
                                       1999      1998        1999        1998
                                       ----      ----        ----        ----
    Managed Funds:
      Mutual Funds                  $ 14,555   $ 13,160    $ 43,024    $ 37,819
      Exchange-Traded Products        41,242     40,207     120,768     119,220
      Money Market Funds                 494        826       1,926       2,616
    Managed Accounts                  21,189     15,024      60,722      41,424
                                    --------   --------    --------    --------
        Total                       $ 77,480   $ 69,217    $226,440    $201,079
                                    ========   ========    ========    ========
--------------------------------------------------------------------------------

Total advisory fees increased during the first nine months of 1999 to $226.4 million from the $201.1 million earned in the comparable period of 1998. This increase is the result of higher levels of average assets under management. Managed account average assets under management for the nine-month period ended September 30, 1999, increased $7.7 billion from September 30, 1998, and mutual fund average assets under management increased $0.5 billion over the same time frame. These increases reflect net sales of fund shares and accounts over the periods offset by depreciation in the underlying value of the portfolio investments. Average money market fund net assets under management decreased in 1999 due to redemptions, which were driven by relatively low short-term interest rates and strong competition from sponsors of competing money market products.

MUTUAL FUNDS

Primarily during the first half of 1999, a growing concern regarding volatility in the equity markets and investors' desires to rebalance their portfolios resulted in a 19% increase in the Company's municipal mutual fund sales in the first nine months of 1999, when compared with the same period in 1998. This increase in sales of municipal mutual funds helped fuel the increase in mutual fund advisory fee and distribution revenue earned for the nine-month period ended September 30, 1999, when compared with the same period of the prior year.

DEFINED PORTFOLIOS

Sales of defined portfolio products for the nine-month period ended September 30, 1999, nearly tripled when compared with same period of the prior year primarily as a result of increased sales of equity defined portfolio products, including both industry-sector and thematic portfolios. Distribution revenue for the equity and taxable fixed-income defined portfolio products increased to $9.2 million for the nine-month period ended September 30, 1999, from $1.1 million for the same period of the previous year.




                                      (12)

MANAGED ACCOUNTS

Sales of managed accounts increased 49% during the nine-month period ended September 30, 1999, when compared with the same period of the prior year. Sales of Rittenhouse's equity and balanced managed accounts increased $1.5 billion or 48%. Sales of Nuveen's municipal managed accounts increased $353 million, an increase of 53%.

OTHER REVENUES

The Company records positioning profits or losses from changes in the market value of the inventory of unsold investment products and other securities held. The Company hedges certain of these holdings against fluctuations in interest rates using financial futures. During the first nine months of 1999, the Company realized net positioning losses of $1.6 million compared with losses of $0.3 million during the first nine months of 1998.

Interest and dividend revenue increased $0.7 million when comparing the nine-month period ended September 30, 1999, with the same period of the prior year due to higher cash balances on hand.

Included in other revenue is the gain recorded on the sale of the investment banking business in the third quarter of 1999.

OPERATING EXPENSES

Operating expenses increased $12.1 million in the first nine months of 1999 over the first nine months of 1998.

Compensation and related benefits, the largest component of operating expenses, increased $6.8 million, or 10% when comparing the nine-month period ended September 30, 1999, with the same period of the prior year. This increase is driven by increases in both profit sharing and salary costs. Profit sharing expense, which is derived by a formula as a percentage of pretax operating income, increased as a result of increased operating income for the nine-month period. The increase in salary costs was driven by new staff additions and annual merit increases.

Advertising and promotional expenditures increased $4.4 million or 29% for the first nine months of 1999 when compared with the same period of 1998. This increase is primarily due to the incremental costs to support the expanded product line offered by the Company, including new Exchange-Traded Fund offerings.

Occupancy and equipment, travel and entertainment, and other operating expenses increased $3.9 million for the nine-month period ended September 30, 1999, when compared with the same period of the prior year as a result of increased new product support and strong sales growth.




                                      (13)

CAPITAL RESOURCES, LIQUIDITY
AND FINANCIAL CONDITION

The Company's principal businesses are not capital intensive and, historically, the Company has met its liquidity requirements through cash flow generated by the Company's operations. In addition, the Company's broker-dealer subsidiary occasionally utilizes available, uncommitted lines of credit, which exceed $400 million, to satisfy periodic, short-term liquidity. As of September 30, 1999, there was no outstanding balance due on these uncommitted lines of credit. In August 1997, the Company entered into a $200 million committed, three-year revolving credit facility with a group of banks to ensure an ongoing liquidity source for general corporate purposes including acquisitions. As of September 30, 1999, there was no outstanding balance due on the committed credit line.

At September 30, 1999, the Company held in its treasury 7,417,830 shares of common stock acquired in open market transactions and in transactions with its Class B shareholder, The St. Paul Companies, Inc. As part of an ongoing repurchase program, the Company is authorized to purchase approximately 1.5 million additional shares.

During the third quarter of 1999, the Company paid out dividends on common shares totaling $9.1 million and on preferred shares totaling $0.6 million.

As noted earlier, the Company's investment banking business, including its Variable Rate Demand Obligation (VRDO) business, was sold to U.S. Bancorp Piper Jaffrey in the third quarter of 1999. On December 31, 1998, the Company held $66.8 million of VRDOs, which were classified in its consolidated balance sheets as "Temporary Investments Arising from Remarketing Obligations." Due to the sale, the Company did not hold any VRDO's on September 30, 1999.

The Company's broker-dealer subsidiary is subject to requirements of the Securities and Exchange Commission relating to liquidity and capital standards (See Notes to Consolidated Financial Statements).

To minimize interest rate risk on fixed-income defined portfolio inventories and securities held by the Company, the Company entered into hedging transactions using futures contracts during the first nine months of 1999 and expects to continue to do so periodically.

Management believes that cash provided from operations and borrowings available under its uncommitted and committed credit facilities will provide the Company with sufficient liquidity to meet its operating needs for the foreseeable future.

OTHER MATTERS

YEAR 2000

The Company has maintained a comprehensive program to address the Year 2000 challenge. As background, the Company first addressed this challenge in the early 1980's because of the historical focus of the Company's broker-dealer and investment adviser subsidiaries on municipal bonds, which typically mature 20 to 30 years after the date of



                                      (14)
issuance. As a result, in the early 1980's the Company began developing internal software standards and other information technology systems that required the use of four digits to represent a year. These systems have been improved and tested over the years and remain in place, thus providing the Company with a base of internally developed, Year 2000 ready software. The Company outsources to service providers many administrative functions relating to its funds and investment products, and an outside service provider serves as transfer agent and custodian for all of the funds sponsored by the Company.

In light of the above, the Company's preparations for Year 2000 consist essentially of examination and testing of the software packages and hardware provided by third parties with particular emphasis on its key service providers, continued final testing to confirm the readiness of internal systems and continued contingency planning.

With regard to third party readiness, the Company has compiled a detailed inventory of all third-party software and hardware used in processing at Nuveen and Rittenhouse and has reviewed each for Year 2000 readiness. This review process will continue as needed throughout the remainder of 1999. The most significant service providers include Chase Manhattan Bank, CheckFree Investment Services (formerly Security APL), and JJ Kenny, a subsidiary of Standard & Poor's Corporation. Chase serves as transfer agent and custodian for the Company's funds and serves as trustee of the defined portfolios sponsored by the Company. CheckFree provides the portfolio accounting system for both Rittenhouse and Nuveen Asset Management. JJ Kenny serves as pricing agent for the municipal securities held by the Company's funds.

The Company is coordinating with, and monitoring the Year 2000 readiness plans of, each of these service providers, who have shared detailed information with the Company regarding their respective Year 2000 plans and initiatives. Chase has certified to the Company that it has completed its internal testing and remediation and that its systems are Year 2000 compliant. Chase substantially completed testing system interfaces with its business partners, including the Company, during the second quarter of 1999 and no problems have been discovered.. JJ Kenny and the Company tested system interfaces during the second quarter of 1999 and no problems were discovered. Subsequent follow up testing has also not revealed any problems.

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

Earlier this year, the Company participated in the industry wide testing of securities trade processing systems sponsored by the Securities Industry Association and the results of the testing revealed no Year 2000 problems with the Company's systems. As part of this initiative, the Company partnered with three other firms over a four-week period to simulate post-Year 2000 settlement of securities trades through settlement clearinghouses used by industry participants and encountered no problems. All of the Company's critical systems




                                      (15)
involved in trade processing were tested as part of this effort. The initial testing of the Company's critical systems that are not involved in securities trade processing, including general ledger and portfolio management systems was completed by June 30, 1999. While this testing revealed no major problems, the Company will continue to test and examine its mission critical systems both individually and as a whole and will address promptly any Year 2000 readiness issues identified through these efforts. Testing of non-critical systems continues, and the iterative nature of the process requires additional testing of systems where upgrades, enhancements or Year 2000 changes are implemented. For these reasons, some ongoing testing of systems (both critical and non-critical) and monitoring of service partner systems is expected to continue through the rest of the year.

Contingency planning is a formal, organization wide process that considers issues such as business risk, impact of failure of service partners, and business resumption strategies. The Company has created a detailed process map with respect to each of our critical systems and partners and are determining alternate ways to continue our businesses without interruption in the event of a disruption to normal business activities, including the possibility of not having access to our facilities. Communications planning is a significant component of our contingency planning. This has included both developing an understanding of the parties with whom we will need to communicate in case of disruptions to normal operating procedures and the development of a communications strategy for our investors and advisers to inform them of our readiness and of the industry perspective on various Year 2000 preparedness issues. Contingency planning for non-critical systems is also underway, and our contingency planning process will necessarily continue until Year 2000 arrives.

Given the Company's prior development work and its reliance on outside service providers, the Company and its subsidiaries have not had to undergo a costly redesign of internal information technology systems, and the costs of the Company's readiness program have not been significant and are being incurred as part of normal operations. The costs have consisted of the cost of upgrades of software, of travel expenses to coordinate with our affiliates and service partners, of two consultants hired to assist the Company in the readiness of all desktop computers and assistance in creating a thorough contingency plan as previously discussed. Therefore, the Company has not specially allocated a budget for the Company's Year 2000 initiatives.

The Company does not presently believe that challenges associated with Year 2000 are likely to have a material effect on the Company's operations, liquidity and financial condition. As the Company continues the process of assessing the compliance of all of its third-party software suppliers and key service providers or testing interfaces with certain business partners, it is possible the Company could conclude that the Year 2000 challenge could affect the Company's business to a greater extent than it currently believes likely. It is also possible that certain service providers, despite assurances to the contrary, may not in fact successfully modify all their key systems on a timely basis for Year 2000 and that the Company's testing of such firms' compliance may not allow the Company to detect such problems on a timely basis. No testing system or contingency plan can perfectly predict the problems that may arise later and there can be no assurance that other companies, including public utilities, will not experience Year 2000 problems that may have widespread ripple effects on other businesses and which would disrupt the Company's operations.




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

FORWARD-LOOKING INFORMATION

From time to time, information provided by the Company or information included in its filings with the SEC (including this report on Form 10-Q) may contain statements, which are not historical facts but are forward-looking statements reflecting management's expectations and opinions. The Company's actual future results may differ significantly from those anticipated in any forward-looking statements due to numerous factors. These include, but are not limited to, the effects of the substantial competition that the Company, like all market participants, faces in the investment management business, including competition for continued access to the brokerage firms' retail distribution systems, the Company's reliance on revenues from investment management contracts which are renewed annually according to their terms, burdensome regulatory developments, recent accounting pronouncements, unforeseen developments in litigation and the previously discussed risks with respect to Year 2000 compliance. The Company undertakes no responsibility to update publicly or revise any forward-looking statements.










                                      (17)

                         PART I. FINANCIAL INFORMATION
       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                               SEPTEMBER 30, 1999

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

The Company manages risk by restricting the use of derivative financial instruments to hedging activities and by limiting potential interest rate exposure. There has been no material change in the Company's exposure in the period from December 31, 1998 to September 30, 1999 and the Company does not believe that the effect of any reasonably possible near-term changes in interest rates would be material to the Company's financial position, results of operations or cash flows.



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





                                                THE JOHN NUVEEN COMPANY
                                                (Registrant)







         DATE:  November 10, 1999               By: /s/ John P. Amboian
                                                --------------------------------
                                                John P. Amboian
                                                President




         DATE:  November 10, 1999               By: /s/ Margaret E. Wilson
                                                --------------------------------
                                                Margaret E. Wilson
                                                Senior Vice President of Finance
                                                (Principal Accounting Officer)








                                      (20)