Form 10-Q
period 2000-03-31
NUVEEN JOHN COMPANY
filed 2000-05-15
CIK 885708

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q





X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
---         OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended MARCH 31, 2000

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X  No
                                              ----    ----
     At May 5, 2000 there were 31,286,506 shares of the Company's Common Stock outstanding, consisting of 6,844,768 shares of Class A Common Stock, $.01 par value, and 24,441,738 shares of Class B Common Stock, $.01 par value.

                             THE JOHN NUVEEN COMPANY

                                TABLE OF CONTENTS


                                                                   Page No.

PART I. FINANCIAL INFORMATION

   ITEM 1. FINANCIAL STATEMENTS

        Consolidated Balance Sheets (Unaudited),
             March 31, 2000 and December 31, 1999                     3

        Consolidated Statements of Income (Unaudited),
             Three Months Ended March 31, 2000 and 1999               4

        Consolidated Statement of Changes in Stockholders'
             Equity (Unaudited), Three Months Ended March 31, 2000    5

        Consolidated Statements of Cash Flows (Unaudited),
             Three Months Ended March 31, 2000 and 1999               6

        Notes to Consolidated Financial Statements
             (Unaudited)                                              7

   ITEM 2

        Management's Discussion and Analysis of
             Financial Condition and Results of Operations            9

   ITEM 3

        Quantitative and Qualitative Disclosures About Market Risk   16



PART II. OTHER INFORMATION

   Item 1 through Item 6                                             17

   Signatures                                                        18











                                      (2)

                          PART 1 FINANCIAL INFORMATION
                          Item 1. Financial Statements

                             THE JOHN NUVEEN COMPANY

                           Consolidated Balance Sheets
                                    Unaudited
                        (in thousands, except share data)

                                                                                                       2000         1999
                                                                                                    ---------    ---------
ASSETS
Cash and cash equivalents                                                                           $  14,881    $  27,422
Management and distribution fees receivable                                                            93,913       68,884
Other receivables                                                                                      65,729       54,466
Securities owned (trading account), at market value:
       Nuveen defined portfolios                                                                       64,269       44,263
       Bonds and notes                                                                                    636          579
Deferred income tax asset, net                                                                          4,924        5,826
Furniture, equipment, and leasehold improvements, at cost less accumulated depreciation
       and amortization of $30,835 and $29,610, respectively                                           16,790       14,547
Other investments                                                                                      83,666       86,725
Goodwill, at cost less accumulated amortization of $20,237 and $18,426, respectively                  200,006      198,674
Prepaid expenses and other assets                                                                      41,160       39,579
                                                                                                    ---------    ---------
                                                                                                    $ 585,974    $ 540,965
                                                                                                    =========    =========

LIABILITIES AND STOCKHOLDERS EQUITY
Liabilities:
       Short-term loans                                                                             $   2,000    $    --
       Accrued compensation and other expenses                                                         29,942       52,421
       Deferred compensation                                                                           29,369       32,278
       Security purchase obligations                                                                   10,297          296
       Other liabilities                                                                               71,104       64,908
                                                                                                    ---------    ---------
       Total liabilities                                                                              142,712      149,903
                                                                                                    ---------    ---------
Redeemable preferred stock, at redemption value;  5,000,000 shares
       authorized, 1,800,000 shares issued                                                             45,000       45,000
Minority interest - Rittenhouse Class B stock                                                          32,685         --
                                                                                                    ---------    ---------
Common stockholders' equity:
       Class A Common stock, $.01 par value;  150,000,000 shares
       authorized, 14,212,618 shares issued                                                               142          142
       Class B Common stock, $.01 par value;  40,000,000 shares
       authorized, 24,441,738 shares issued                                                               245          245
       Additional paid-in capital                                                                      62,835       60,380
       Retained earnings                                                                              519,856      506,136
       Accumulated other comprehensive income                                                             304          189
                                                                                                    ---------    ---------
                                                                                                      583,382      567,092
       Less common stock held in treasury, at cost (7,411,300 and 7,591,180 shares, respectively)    (217,805)    (221,030)
                                                                                                    ---------    ---------
       Total common stockholders' equity                                                              365,577      346,062
                                                                                                    ---------    ---------
                                                                                                    $ 585,974    $ 540,965
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



                                      (3)

                             THE JOHN NUVEEN COMPANY

                        CONSOLIDATED STATEMENTS OF INCOME
                                    Unaudited
                      (in thousands, except per share data)


                                                              Three Months Ended
                                                                   MARCH 31,
                                                             -------------------
                                                             2000           1999
                                                             ----           ----

Operating Revenues:

      Investment advisory fees from assets under management $ 75,995   $ 73,041
      Underwriting and distribution of investment products    14,448      5,493
      Positioning profits                                      1,165       (198)
      Investment banking                                        --        2,109
      Other operating revenue                                    933        449
                                                            --------   --------
          Total operating revenues                            92,541     80,894

Operating Expenses:
      Compensation and benefits                               24,254     22,393
      Advertising and promotional costs                       11,653      5,623
      Occupancy and equipment costs                            3,512      3,125
      Amortization of goodwill and deferred offering costs     2,188      3,471
      Travel and entertainment                                 2,760      2,200
      Other operating expenses                                 7,444      7,268
                                                            --------   --------
          Total operating expenses                            51,811     44,080

Operating Income                                              40,730     36,814

Non-Operating Income/(Expense)                                 2,599      1,371
                                                            --------   --------

Income before taxes                                           43,329     38,185

Income taxes                                                  17,223     14,784
                                                            --------   --------

Net income                                                  $ 26,106   $ 23,401
                                                            ========   ========
Average common and common equivalent shares outstanding:
      Basic                                                   31,170     31,365
                                                            ========   ========
      Diluted                                                 33,609     34,243
                                                            ========   ========

Earnings per common share:
      Basic                                                 $   0.82    $  0.73
                                                            ========   ========
      Diluted                                               $   0.78    $  0.68
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



                                      (4)

                             THE JOHN NUVEEN COMPANY

        CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY
                                    UNAUDITED
                                 (IN THOUSANDS)

                               Class A      Class B     Additional                      Other
                                Common       Common       Paid-In      Retained     Comprehensive     Treasury
                                Stock        Stock        Capital      Earnings        Income          Stock          Total
                              -----------  -----------  ------------  -----------  ---------------- -------------  -------------
Balance at December 31, 1999  $     142    $     245    $   60,380    $  506,136   $           189      (221,030)  $     346,062
Net income                                                                26,106                                          26,106
Cash dividends paid                                                       (9,586)                                         (9,586)
Issuance of earnout shares                                     392                                         1,847           2,239
Purchase of treasury stock                                                                               (11,095)        (11,095)
Exercise of stock options                                                 (2,536)                         10,388           7,852
Other                                                        2,063          (264)              115         2,085           3,999
                              -----------  -----------  ------------  -----------  ---------------- -------------  -------------
Balance at March 31, 2000     $     142    $     245    $   62,835    $   519,856  $           304     (217,805)   $     365,577


See accompanying notes to consolidated financial statements.


                                      (5)

                             THE JOHN NUVEEN COMPANY

                      Consolidated Statements of Cash Flows
                                    Unaudited
                                 (in thousands)

                                                                                    Three Months
                                                                                   Ended March 31,
                                                                                --------------------
                                                                                  2000        1999
                                                                                --------    --------
Cash flows from operating activities:
     Net income                                                                 $ 26,106    $ 23,401
     Adjustments to reconcile net income to net cash
         provided from (used for) operating activities:
          Deferred income taxes                                                      902      (2,507)
          Depreciation of Fixed Assets                                             1,235       1,274
          Amortization of Goodwill                                                 1,810       1,787
     Net (increase) decrease in assets:
          Temporary invesments arising from remarketing obligations                 --        65,955
          Management and distribution fees receivable                            (25,029)     (8,985)
          Other receivables                                                      (11,263)        (11)
          Nuveen defined portfolios                                              (20,006)     (2,489)
          Bonds and notes                                                            (57)       (775)
          Prepaid expenses and other assets                                       (1,581)     (1,144)
     Net increase (decrease) in liabilities:
          Accrued compensation and other expenses                                (22,479)    (23,800)
          Deferred compensation                                                   (2,909)      2,322
          Security purchase obligations                                           10,001        (449)
          Other liabilities                                                        6,196      25,290
     Other                                                                         2,062         374
                                                                                --------    --------
                       Net cash provided from operating activities               (35,012)     80,243
                                                                                --------    --------

Cash flows from financing activities:
     Net (payments) receipts on short-term borrowings:                             2,000     (10,000)
     Dividends paid                                                               (9,586)     (8,704)
     Proceeds from stock options exercised                                         7,852         866
     Proceeds from Rittenhouse stock options exercised                            32,685        --
     Acquisition of treasury stock                                               (11,095)     (3,760)
     Other                                                                          --          (109)
                                                                                --------    --------
                       Net cash provided from (used for) financing activities     21,856     (21,707)
                                                                                --------    --------

Cash flows from investing activities:
     Purchase of office furniture and equipment                                   (3,477)       (625)
     Other investments                                                             3,059         291
     Other                                                                         1,033        (723)
                                                                                --------    --------
                       Net cash provided from (used for) investing activities        615      (1,057)
                                                                                --------    --------

Increase/(decrease) in cash and cash equivalents                                 (12,541)     57,479
Cash and cash equivalents:
     Beginning of year                                                            27,422      11,148
                                                                                --------    --------
     End of year                                                                $ 14,881    $ 68,627
                                                                                --------    --------



Supplemental information:
     Taxes paid                                                                    4,245       1,213
     Interest paid                                                                 1,781         220





See accompanying notes to consolidated financial statements.


                                      (6)

                             THE JOHN NUVEEN COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2000

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

         Certain amounts in the prior period financial statements have been reclassified to correspond to the 2000 presentation. These reclassifications have no effect on net income or retained earnings as previously reported for those periods.

         NOTE 2  EARNINGS PER COMMON SHARE

         The following table sets forth a reconciliation of net income and common shares used in the basic and diluted earnings per share computations for the three month period ended March 31, 2000.

--------------------------------------------------------------------------------------------------
In thousands,                                  For the three months ended
except per share data               March 31, 2000                      March 31, 1999
--------------------------------------------------------------------------------------------------
                                    Net                 Per-share     Net               Per-share
                                  income      Shares      amount    income      Shares    amount
--------------------------------------------------------------------------------------------------
Net income                       $ 26,106                          $ 23,401
Less:  Preferred stock dividends     (563)                             (563)
Basic EPS                          25,543      31,170    $   .82     22,838     31,365   $   .73
Dilutive effect of:
     Deferred stock                  --           104                  --         176
     Employee stock options          --           685                  --       1,052
     Assumed conversion of
           preferred stock            563       1,650                   563     1,650
                                 --------    --------              --------   --------
Diluted EPS                      $ 26,106      33,609    $   .78   $ 23,401     34,243   $   .68
--------------------------------------------------------------------------------------------------


         Options to purchase 2,460,624 and 86,500 shares of the Company's common stock were outstanding at March 31, 2000 and 1999, respectively, but were not included in the computation of diluted earnings per share because the options' respective weighted average exercise prices of $37.69 and $41.57 per share were greater than the average market price of the Company's common shares during the applicable period.

         NOTE 3  NET CAPITAL REQUIREMENT

         John Nuveen & Co. Incorporated, the Company's wholly owned broker/dealer subsidiary, is subject to the Securities and Exchange Commission Rule 15c3-1, the "Uniform Net Capital Rule", which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, as these terms are defined, shall not exceed 15 to 1. At March 31, 2000 its net capital ratio was
         4.95 to 1 and its net capital was $15,906,000 which is $10,661,000 in excess of the required net capital of $5,245,000





                                      (7)

NOTE 4 NOTES PAYABLE

On August 8, 1997 the Company entered into a revolving credit facility with a group of banks that extends through August 2000. As of March 30, 2000 $160 million is available under this committed credit line.

NOTE 5 COMMITMENTS AND CONTINGENCIES

The Company's broker-dealer subsidiary has received inquiries as part of an industry wide investigation from NASD Regulation, Inc. regarding the pricing of government securities sold to escrow accounts to advance refund municipal issues in connection with the broker-dealer's activities as a municipal underwriter. Management believes that the Company has established a sufficient reserve to cover its potential liability relating to such inquiries and that any additional liability beyond such reserve would not have a material adverse effect on the Company's financial condition or results of operation. The Company exited the municipal underwriting business in the third quarter of 1999.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                                 MARCH 31, 2000

DESCRIPTION OF THE BUSINESS
---------------------------

The Company's principal businesses are asset management and related research as well as the development, marketing, and distribution of investment products and services that serve the affluent and high-net-worth market segments. The Company distributes its investment products, including mutual funds, exchange-traded funds, defined portfolios (unit trusts), and individually managed accounts through registered representatives associated with unaffiliated firms including broker-dealers, commercial banks, affiliates of insurance providers, financial planners, accountants, consultants and investment advisors.

The Company provides consultative services to financial advisors with a primary focus on managing assets for fee-based customers and structured investment services for transaction based advisors. The financial advisors supported by the Company serve affluent and high-net-worth investors.

The Company's primary business activities generate two principal sources of revenue: (1) ongoing advisory fees earned on assets under management, including mutual funds, exchange-traded funds, and individually managed accounts; (2) distribution revenue earned upon the sale of defined portfolio and mutual fund products.

Sales of the Company's products, and their profitability, are directly affected by many variables, including investor preferences for equity, fixed-income or other investments, the availability and attractiveness of competing products, market performance, changes in interest rates, inflation, and income tax rates and laws.

Assets under management include equity, fixed-income and floating-rate portfolios. Municipal securities represented 66% of assets under management in managed funds and accounts on March 31, 2000, compared with 69% on March 31, 1999.




                                      (9)

SUMMARY OF OPERATING RESULTS

The following table compares key operating information of the Company for the first quarters of 1999 and 2000.

--------------------------------------------------------------------------------
  Financial Results Summary
  ($ in millions, except per share amounts)
--------------------------------------------------------------------------------
Quarter ended March 31,                2000            1999         % change
                                       ----            ----         --------

Gross sales of investment products     $3,177          $3,163          -
Assets under management (1)            59,965          57,315          5
Operating revenues                      92.5            80.9          14
Operating expenses                      51.8            44.1          17
Pretax operating income                 43.3            38.2          13
Net income                              26.1            23.4          12
Basic earnings per share                .82              .73          12
Diluted earnings per share              .78              .68          15
Dividends per share                     .29              .26          12

--------------------------------------------------------------------------------

(1) At period end, excludes approximately $11 billion of defined portfolio product assets under surveillance.

Gross sales of investment products for the first quarter reached approximately $3.2 billion which was consistent with sales for the first quarter of 1999. Assets under management increased $2.7 billion to $60.0 billion at March 31, 2000 from $57.3 billion at March 31, 1999.

Operating revenues for the period ended March 31, 2000, increased 14% from the prior year primarily due to higher advisory fee and distribution revenue. Advisory fees earned on managed accounts and exchange-traded funds increased due to higher average assets under management, while distribution revenue increases were the result of increased sales of both equity and municipal defined portfolios.

Operating expenses for the first quarter of 2000 increased when compared with the same quarter of 1999 due to an increase in advertising and promotional costs and higher salary and benefit costs.

RESULTS OF OPERATIONS
---------------------

The following discussion and analysis contains important information that should be helpful in evaluating the Company's results of operations and financial condition, and should be read in conjunction with the consolidated financial statements and related notes.

Total advisory fee income earned during any period is directly related to the market value of the assets managed by the Company. Advisory fee income will increase with a rise in the level of assets under management. Assets under management rise with the sale of fund shares, the addition of new managed




                                      (10)
accounts or deposits into existing managed accounts, the acquisition of assets under management from other advisory companies, or through increases in the value of portfolio investments. Assets under management may also increase as a result of reinvestment of distributions from funds and accounts, and from reinvestment of distributions from defined portfolio products sponsored by the Company into shares of mutual funds. Fee income will decline when managed assets decline, as would occur when the values of fund portfolio investments decrease or when mutual fund redemptions or managed account withdrawals exceed sales and reinvestments.

Distribution revenue is earned as the Company's defined portfolio and mutual fund products are sold. Distribution revenue will rise and fall with the level of the Company's sales of these products.

Gross sales of investment products for the first quarters of 2000 and 1999 are shown below:

GROSS INVESTMENT PRODUCT SALES
(in millions)
Quarter Ended March 31,              2000     1999
                                   ------   ------
Managed Assets:
   Mutual Funds                    $  337   $  429
   Managed Accounts                 1,428    2,237
                                   ------   ------
            Total Managed Assets    1,765    2,666
Defined Portfolios                  1,412      497
                                   ------   ------
             Total                 $3,177   $3,163
                                   ======   ======



Overall, gross sales of the Company's products for the period ended March 31, 2000, were slightly in excess of the same period during the prior year as an increase in defined portfolio product sales was offset by a decline in managed asset sales. Net flows (equal to the sum of sales, reinvestment and exchanges less redemptions) across all products were $1.5 billion in the first quarter of 2000.

Gross sales of defined portfolio products increased 184% for the quarter ended March 31, 2000, compared with the same quarter of 1999. This increase was primarily the result of increased sales of equity defined portfolio products which increased 249%. Sales of municipal defined portfolio products increased 33% over the same period in the prior year.

Gross sales of managed assets decreased 34% during the three-month period ended March 31, 2000, when compared with the same period in 1999, due to a decrease in both managed account and mutual fund gross sales and increased redemptions and withdrawals. Managed account gross sales decreased 36% due to investors shifting away from large-cap core growth stocks in favor of aggressive growth stocks. Mutual fund gross sales were down 21%, driven by municipal mutual funds which were down 44% due to higher interest rates. Offsetting the decline in municipal fund gross sales was an increase in gross sales of equity and income funds which were up 31% due to the addition of two new funds, the Nuveen Innovation Fund and the Nuveen International Growth Fund, in the first quarter of 2000.



                                      (11)

 The following table summarizes net assets under management:

    Net Assets Under Management (1)
    (in millions)

                        March 31, December 31,  March 31,
                           2000        1999      1999
                        --------  -----------   --------

    Managed Assets:
Mutual Funds            $11,378      $11,406     $12,077
Exchange-Traded Funds    27,306       26,846      26,104
Managed Accounts         20,718       20,895      18,398
Money Market Funds          563          637         736
                        -------      -------     -------
     Total              $59,965      $59,784     $57,315
                        =======      =======     =======

(1) Excludes approximately $11 billion of defined portfolio product assets under surveillance

Assets under management increased 5% from $57.3 billion at March 31, 1999 to $60.0 billion at March 31, 2000 due to positive net flows throughout 1999 as a result of strong managed account sales and the issuance of new common exchange-traded fund and MuniPreferred(TM) shares. Assets under management were up only slightly from the $59.8 billion at December 31, 1999.

Investment advisory fee income, net of subadvisory fees and expense reimbursements, from assets managed by the Company is shown in the following table:


INVESTMENT ADVISORY FEES
(in thousands)

Quarter ended March 31,       2000        1999
                            --------    --------

Managed Assets:
    Mutual Funds            $ 13,273    $ 14,255
    Exchange-Traded Funds     39,544      39,377
    Managed Accounts          23,205      18,605
    Money Market Funds           (27)        804
                            --------    --------
         Total              $ 75,995    $ 73,041
                            ========    ========




Total advisory fees for the quarter ended March 31, 2000, increased $3.0 million over the comparable period in 1999 as a result of higher levels of average assets under management. Managed account average assets under management increased $3.7 billion and exchange-traded fund average assets increased $0.6 billion in the first quarter of 2000 when compared with the first quarter of 1999. Mutual fund average assets declined $1.0 billion during the same period due to heavy municipal redemptions as a result of higher interest rates. Average money market fund net assets under management decreased in the first quarter of 2000 due to redemptions, which were driven by relatively low short-term


                                      (12)
interest rates and strong competition from sponsors of competing money market products. The negative level of money market fund advisory fees in the first quarter of 2000 reflected the effect of significant one-time expense reimbursements relating to the 1999 reorganization of the money market fund complex.

Underwriting and Distribution revenue for the periods ended March 31, 2000 and 1999 is shown in the following table:


    UNDERWRITING AND DISTRIBUTION REVENUE
    (in thousands)

Quarter ended March 31,        2000      1999
                            -------   -------

    Mutual Funds            $   813   $   682
    Defined Portfolios       13,289     4,473
    Exchange Traded Funds       346       338
                            -------   -------
         Total              $14,448   $ 5,493
                            =======   =======



Total underwriting and distribution revenue for the quarter ended March 31, 2000, increased 163% over the comparable period in 1999. Distribution revenue for the equity defined portfolio products increased by $8.2 million in the first quarter of 2000 compared with the first quarter of 1999, while distribution revenue for the longer-term municipal defined portfolio products increased $0.7 million over the same period. Both increases were driven by an increase in gross sales. Although mutual fund gross sales were down in the first quarter of 2000, distribution revenue was up 19% when compared with the first quarter of 1999 due to an increase in the base of assets on which Rule 12b-1 distribution fees are earned.

POSITIONING PROFITS/(LOSSES)

The Company records positioning profits or losses from changes in the market value of the inventory of unsold investment products and other securities held by Nuveen Investments. The Company hedges certain of these holdings against fluctuations in interest rates using financial futures. The Company recorded net positioning gains of $1.2 million in the first quarter of 2000, compared with net losses of $0.2 million recorded during the first quarter of 1999.

INVESTMENT BANKING

On September 17, 1999, the Company completed the sale of its investment banking business to U.S. Bancorp Piper Jaffray. Correspondingly, there is no revenue from the investment banking business in the first quarter of 2000. Revenue from the investment banking business in the first quarter of 1999 totaled $2.1 million.




                                      (13)

OPERATING EXPENSES

Operating expenses increased $7.7 million for the quarter ended March 31, 2000, over the same time period in the prior year. This increase is primarily due to increased advertising and promotional expenditures, in connection with the new brand awareness campaign, as well as an increase in salary and benefit costs.

Compensation and related benefits for the period ended March 31, 2000, increased $1.9 million, or 8%, over the same period in the prior year. This was driven by increases in both profit sharing and salary costs. Profit sharing expense, which is derived by a formula as a percentage of pretax operating income, increased as a result of increased operating income for the year. The increase in salary costs was driven by new staff additions and annual merit increases.

Advertising and promotional expenditures increased $6.0 million during the first quarter of 2000 when compared with the first quarter of 1999. This increase is primarily due to the incremental costs to support the new brand image campaign.

Amortization of goodwill and deferred offering costs decreased $1.3 million for the period ended March 31, 2000, when compared with the same period of 1999. The decrease is due to the completion of the amortization period of capitalized commissions advanced in conjunction with the load-waived offerings of certain equity and income mutual funds in late 1996 and early 1997.

Occupancy and equipment, travel and entertainment, and other operating expenses increased $1.1 million or 9% for the quarter ended March 31, 2000, when compared with the same quarter in the prior year.

NON-OPERATING INCOME/(EXPENSE)

Included in non-operating income/(expense) is net interest income/(expense) and other miscellaneous non-operating revenue/(expense).

Interest and dividend revenue for the first quarter was flat to the first quarter of 1999, while interest expense increased $0.9 million over the same period. This increase was primarily the result of an increase in interest expense associated with deferred compensation.

CAPITAL RESOURCES, LIQUIDITY
AND FINANCIAL CONDITION
-----------------------

The Company's principal businesses are not capital intensive and, historically, the Company has met its liquidity requirements through cash flow generated by the Company's operations. In addition, the Company's broker-dealer subsidiary occasionally utilizes available, uncommitted lines of credit, which approximate $300 million, to satisfy periodic, short-term liquidity needs. As of March 31, 2000, $2 million of borrowings were outstanding on these uncommitted lines of credit. Additionally, in August 1997, the Company entered into a committed, three-year revolving credit facility with a group of banks to ensure an ongoing liquidity source for general corporate purposes including acquisitions. As of March 31, 2000, there was $160 million available and there was no outstanding balance under the committed credit line.


                                      (14)

Options to purchase 399,088 shares of Rittenhouse non-voting Class B common stock were exercised on March 22, 2000 under the Rittenhouse Financial Services, Inc. 1997 Equity Incentive Award Plan. Rittenhouse accounted for these options in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees". As a result of this exercise, the Company has recorded $32.5 million of minority interest on its balance sheet. The minority interest will remain in place as long as the stock is outstanding. In the event that the stock is repurchased any purchase price in excess of the exercise price will be added to the goodwill associated with the Company's acquisition of Rittenhouse.

At March 31, 2000, the Company held in its treasury 7,411,300 shares of common stock acquired in open market transactions and in transactions with its Class B shareholder, The St. Paul Companies, Inc. As part of an ongoing repurchase program, the Company is authorized to purchase approximately 0.9 million additional shares.

During the first quarter of 2000, the Company paid out dividends on common shares totaling $9.0 million and on preferred shares totaling $0.6 million.

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

FORWARD-LOOKING INFORMATION

From time to time, information provided by the Company or information included in its filings with the SEC (including this report on Form 10-Q) may contain statements which are not historical facts but are forward-looking statements reflecting management's expectations and opinions. The Company's actual future results may differ significantly from those anticipated in any forward-looking statements due to numerous factors. These include, but are not limited to, the effects of the substantial competition that the Company, like all market participants, faces in the investment management business, including competition for continued access to the brokerage firm's retail distribution systems, the Company's reliance on revenues from investment management contracts which are renewed annually according to their terms, burdensome regulatory developments, recent accounting pronouncements, and unforeseen developments in litigation. The Company undertakes no responsibility to update publicly or revise any forward-looking statements.


                                      (15)

                          PART I. FINANCIAL INFORMATION
       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                                 MARCH 31, 2000


The Company is exposed to market risk from changes in interest rates which may adversely affect its results of operations and financial condition. The Company is exposed to interest rates primarily in its fixed-income defined portfolio inventory and seeks to minimize the risks from these interest rate fluctuations through the use of derivative financial instruments. The Company does not use derivative financial instruments for trading or other speculative purposes and is not party to any leveraged financial instruments.

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

The Company invests in short-term debt instruments, classified as Securities Purchased Under Agreements to Resell. The investments are treated as collateralized financing transactions and are carried at the amounts at which they will be subsequently resold, including accrued interest. The Company also invests in certain Company-sponsored equity, senior-loan and fixed-income mutual funds.

The Company manages risk by restricting the use of derivative financial instruments to hedging activities and by limiting potential interest rate exposure. The Company does not believe that the effect of any reasonably likely near-term changes in interest rates would be material to the Company's financial position, results of operations or cash flows.






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





                       THE JOHN NUVEEN COMPANY
                       (Registrant)









DATE: May 10, 2000    By /s/ John P. Amboian
                      ----------------------
                      John P. Amboian
                      President





DATE: May 10, 2000    By /s/ Margaret E. Wilson
                      -------------------------
                      Margaret E. Wilson
                      Senior Vice President of Finance
                      (Principal Accounting Officer)




                                      (18)