Form 10-Q
period 2000-06-30
NUVEEN JOHN COMPANY
filed 2000-08-14
CIK 885708

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q





 X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
---         OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended JUNE 30, 2000

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


                                   NO CHANGES
              (Former name, former address and former fiscal year,
                         if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---   ---
     At August 4, 2000, there were 31,288,235 shares of the Company's Common Stock outstanding, consisting of 6,846,497 shares of Class A Common Stock, $.01 par value, and 24,441,738 shares of Class B Common Stock, $.01 par value.

                            THE JOHN NUVEEN COMPANY

                               TABLE OF CONTENTS


                                                                    Page No.

PART I. FINANCIAL INFORMATION

   ITEM 1. FINANCIAL STATEMENTS

        Consolidated Balance Sheets (Unaudited),
             June 30, 2000 and December 31, 1999                      3

        Consolidated Statements of Income (Unaudited),
             Three Months Ended June 30, 2000 and 1999
             Six Months Ended June 30, 2000 and 1999                  4

        Consolidated Statement of Changes in Stockholders'
             Equity (Unaudited), Six Months Ended June 30, 2000       5

        Consolidated Statements of Cash Flows (Unaudited),
             Six Months Ended June 30, 2000 and 1999                  6

        Notes to Consolidated Financial Statements
             (Unaudited)                                              7

   ITEM 2

        Management's Discussion and Analysis of
             Financial Condition and Results of Operations            9

   ITEM 3

        Quantitative and Qualitative Disclosures About Market Risk   17



PART II. OTHER INFORMATION

   Item 1 through Item 6                                             18

   Signatures                                                        20

                          PART 1 FINANCIAL INFORMATION
                          Item 1. Financial Statements

                             THE JOHN NUVEEN COMPANY

                           Consolidated Balance Sheets
                                    Unaudited
                        (in thousands, except share data)

                                                                                                       June 30,    December 31,
                                                                                                         2000          1999
                                                                                                      ---------    ----------
ASSETS
Cash and cash equivalents                                                                             $  18,385    $  28,373
Management and distribution fees receivable                                                             102,606       68,884
Other receivables                                                                                        46,614       54,466
Securities owned (trading account), at market value:
         Nuveen defined portfolios                                                                       38,499       44,263
         Bonds and notes                                                                                    479          579
Deferred income tax asset, net                                                                            5,844        5,826
Furniture, equipment, and leasehold improvements, at cost less accumulated depreciation
         and amortization of $31,925 and $29,610, respectively                                           20,327       14,547
Other investments                                                                                        82,232       85,774
Goodwill, at cost less accumulated amortization of $22,105 and $18,426, respectively                    198,138      198,674
Prepaid expenses and other assets                                                                        39,409       39,579
                                                                                                      ---------    ---------
                                                                                                      $ 552,533    $ 540,965
                                                                                                      =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
         Accrued compensation and other expenses                                                         31,666       52,421
         Deferred compensation                                                                           29,285       32,278
         Security purchase obligations                                                                    4,907          296
         Other liabilities                                                                               33,709       64,908
                                                                                                      ---------    ---------
         Total liabilities                                                                               99,567      149,903
                                                                                                      ---------    ---------
Redeemable preferred stock, at redemption value;  5,000,000 shares
         authorized, 1,800,000 shares issued                                                             45,000       45,000
Minority interest - Rittenhouse Class B stock                                                            32,685         --
                                                                                                      ---------    ---------
Common stockholders' equity:
         Class A Common stock, $.01 par value;  150,000,000 shares
         authorized, 14,212,618 shares issued                                                               142          142
         Class B Common stock, $.01 par value;  40,000,000 shares
         authorized, 24,441,738 shares issued                                                               245          245
         Additional paid-in capital                                                                      64,504       60,380
         Retained earnings                                                                              534,603      506,136
         Accumulated other comprehensive income                                                            (699)         189
                                                                                                      ---------    ---------
                                                                                                        598,795      567,092
         Less common stock held in treasury, at cost (7,487,721 and 7,591,180 shares, respectively)    (223,514)    (221,030)
                                                                                                      ---------    ---------
         Total common stockholders' equity                                                              375,281      346,062
                                                                                                      ---------    ---------
                                                                                                      $ 552,533    $ 540,965
                                                                                                      =========    =========

See accompanying notes to consolidated financial statements.

                             THE JOHN NUVEEN COMPANY

                        Consolidated Statements of Income
                                    Unaudited
                      (in thousands, except per share data)


                                                                  Three Months Ended        Six Months Ended
                                                                      JUNE 30,                  JUNE 30,
                                                               ----------------------    ----------------------
                                                                 2000         1999          2000         1999
                                                               ---------    ---------    ---------    ---------
Operating Revenues:
       Investment advisory fees from assets under management   $  75,927    $  75,918    $ 151,922    $ 148,960
       Underwriting and distribution of investment products        8,713        5,921       23,161       11,413
       Positioning profits                                        (1,186)        (817)         (22)      (1,015)
       Investment banking                                           --          2,902         --          5,011
       Other operating revenue                                     1,625          896        2,557        1,346
                                                               ---------    ---------    ---------    ---------
            Total operating revenues                              85,079       84,820      177,618      165,715

Operating Expenses:
       Compensation and benefits                                  21,961       22,230       46,215       44,623
       Advertising and promotional costs                           7,085        7,074       18,738       12,696
       Occupancy and equipment costs                               3,403        3,090        6,915        6,215
       Amortization of goodwill and deferred offering costs        1,916        3,515        4,103        6,985
       Travel and entertainment                                    3,050        2,715        5,810        4,914
       Other operating expenses                                    6,455        7,993       13,898       15,263
                                                               ---------    ---------    ---------    ---------
            Total operating expenses                              43,870       46,617       95,679       90,696

Operating Income                                                  41,209       38,203       81,939       75,019

Non-Operating Income/(Expense)                                     2,447        1,279        5,046        2,648
                                                               ---------    ---------    ---------    ---------
Income before taxes                                               43,656       39,482       86,985       77,667

Income taxes                                                      17,353       15,602       34,576       30,386
                                                               ---------    ---------    ---------    ---------
Net income                                                     $  26,303    $  23,880    $  52,409    $  47,281
                                                               =========    =========    =========    =========

Average common and common equivalent shares outstanding:
       Basic                                                      31,269       31,365       31,219       31,365
                                                               =========    =========    =========    =========
       Diluted                                                    33,891       34,349       33,750       34,296
                                                               =========    =========    =========    =========
Earnings per common share:
       Basic                                                   $    0.82    $    0.74    $    1.64    $    1.47
                                                               =========    =========    =========    =========
       Diluted                                                 $    0.78    $    0.70    $    1.55    $    1.38
                                                               =========    =========    =========    =========

See accompanying notes to consolidated financial statements.

                             THE JOHN NUVEEN COMPANY

        Consolidated Statement of Changes in Common Stockholders' Equity
                                    Unaudited
                                 (in thousands)


                                   Class A        Class B      Additional                      Other
                                    Common         Common       Paid-In          Retained   Comprehensive     Treasury
                                    Stock          Stock        Capital          Earnings      Income         Stock         Total
                                  ------------  ------------  ------------   -------------  -------------  -----------  -----------
Balance at December 31, 1999     $        142   $        245  $     60,380   $     506,136  $         189  $  (221,030) $   346,062
Net income                                                                          52,409                                   52,409
Cash dividends paid                                                                (19,221)                                 (19,221)
Issuance of earnout shares                                             392                                       1,847        2,239
Purchase of treasury stock                                                                                     (23,873)     (23,873)
Exercise of stock options                                                           (4,400)                     17,075       12,675
Other                                                                3,732            (321)          (888)       2,467        4,990
                                  ------------  ------------  ------------   -------------  -------------  -----------  -----------
Balance at June 30, 2000         $        142   $        245  $     64,504   $     534,603  $        (699) $  (223,514) $   375,281


See accompanying notes to consolidated financial statements.

                             THE JOHN NUVEEN COMPANY

                      Consolidated Statements of Cash Flows
                                    Unaudited
                                 (in thousands)


                                                                                  SIX MONTHS ENDED JUNE 30,
                                                                                  -------------------------
                                                                                    2000             1999
                                                                                  --------         --------

Cash flows from operating activities:
     Net income                                                                   $ 52,409         $ 47,281
     Adjustments to reconcile net income to net cash
         provided from (used for) operating activities:
           Deferred income taxes                                                       569             (604)
           Depreciation of Fixed Assets                                              2,325            2,581
           Amortization of Goodwill                                                  3,679            3,620
     Net (increase) decrease in assets:
           Temporary invesments arising from remarketing obligations                  --             41,585
           Management and distribution fees receivable                             (33,722)         (19,089)
           Other receivables                                                         7,852           (7,766)
           Nuveen defined portfolios                                                 5,764           (2,169)
           Bonds and notes                                                             100              822
           Prepaid expenses and other assets                                           170           (3,212)
     Net increase (decrease) in liabilities:
           Accrued compensation and other expenses                                 (20,755)         (15,738)
           Deferred compensation                                                    (2,993)           2,838
           Security purchase obligations                                             4,611           (3,051)
           Other liabilities                                                       (31,199)           4,227
     Other                                                                           3,732            2,284
                                                                                  --------         --------
                         Net cash provided from (used for) operating activities     (7,458)          53,609
                                                                                  --------         --------

Cash flows from financing activities:
     Net payments on short-term borrowings                                            --            (10,000)
     Dividends paid                                                                (19,221)         (18,364)
     Proceeds from stock options exercised                                          12,675            4,771
     Proceeds from Rittenhouse stock options exercised                              32,685             --
     Acquisition of treasury stock                                                 (23,873)         (11,211)
     Other                                                                            --               (107)
                                                                                  --------         --------
                         Net cash provided from (used for) financing activities      2,266          (34,911)
                                                                                  --------         --------

Cash flows from investing activities:
     Net purchase of office furniture and equipment                                 (8,105)          (1,573)
     Other investments                                                               2,066           (5,235)
     Other                                                                           1,243             (724)
                                                                                  --------         --------
                         Net cash used for investing activities                     (4,796)          (7,532)
                                                                                  --------         --------

Increase/(decrease) in cash and cash equivalents                                    (9,988)          11,166
Cash and cash equivalents:
     Beginning of year                                                              28,373           12,126
                                                                                  --------         --------
     End of year                                                                  $ 18,385         $ 23,292
                                                                                  --------         --------
Supplemental Information:
     Taxes paid                                                                   $ 25,964         $ 31,512
     Interest paid                                                                $  2,390         $    811



See accompanying notes to consolidated financial statements.

                             THE JOHN NUVEEN COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2000

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

NOTE 2 EARNINGS PER COMMON SHARE

The following table sets forth a reconciliation of net income and common shares used in the basic and diluted earnings per share computations for the six month period ended June 30, 2000.

-----------------------------------------------------------------------------------------------------------------
 In thousands,                                                    For the six months ended
 except per share data                             June 30, 2000                      June 30, 1999
-----------------------------------------------------------------------------------------------------------------
                                             Net                 Per-share      Net                 Per-share
                                           income      Shares     amount      income     Shares       amount
                                         ----------- ---------- ----------- ----------- ---------- -------------
 Net income                               $52,409                            $47,281
 Less:  Preferred stock dividends          (1,125)                            (1,125)
                                          -------                            -------
 Basic EPS                                 51,284     31,219       $1.64      46,156     31,365          $1.47
 Dilutive effect of:
      Deferred stock                          -           97                    -           176
      Employee stock options                  -          784                    -         1,105
      Assumed conversion of
            preferred stock                 1,125      1,650                   1,125      1,650
                                          -------     ------                 -------     ------
 Diluted EPS                              $52,409     33,750       $1.55     $47,281     34,296          $1.38

-----------------------------------------------------------------------------------------------------------------

Options to purchase 345,000 and 264,000 shares of the Company's common stock were outstanding at June 30, 2000 and 1999, respectively, but were not included in the computation of diluted earnings per share because the options' respective weighted average exercise prices of $42.46 and $42.96 per share were greater than the average market price of the Company's common shares during the applicable period.

NOTE 3 NET CAPITAL REQUIREMENT

Nuveen Investments, the Company's wholly owned broker/dealer subsidiary, is subject to the Securities and Exchange Commission Rule 15c3-1, the "Uniform Net Capital Rule", which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, as these terms are defined, shall not exceed 15 to 1. At June 30, 2000, its net capital ratio was 3.01 to 1 and its net capital was $19,844,000 which is $15,857,000 in excess of the required net capital of $3,987,000.

                             THE JOHN NUVEEN COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2000

NOTE 4 NOTES PAYABLE

On August 8, 1997 the Company entered into a revolving credit facility with a group of banks that extends through August 2000. As of June 30, 2000, $160 million was available under this committed credit line.

                          PART I. FINANCIAL INFORMATION
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                                  JUNE 30, 2000


DESCRIPTION OF THE BUSINESS

The Company's principal businesses are asset management and related research as well as the development, marketing, and distribution of investment products and services for advisers to the affluent and high-net-worth market segments. The Company distributes its investment products, including mutual funds, exchange-traded funds, defined portfolios, and individually managed accounts through registered representatives associated with unaffiliated firms including broker-dealers, commercial banks, affiliates of insurance providers, financial planners, accountants, consultants and investment advisors.

The Company provides consultative services to financial advisors with a primary focus on managed assets for fee-based customers and structured investment services for transaction based advisors. The financial advisors supported by the Company serve affluent and high-net-worth investors.

The Company's primary business activities generate two principal sources of revenue: (1) ongoing advisory fees earned on assets under management, including mutual funds, exchange-traded funds, and individually managed accounts and (2) distribution revenues earned upon the sale of defined portfolio and mutual fund products.

Sales of the Company's products, and their profitability, are directly affected by many variables, including investor preferences for equity, fixed-income or other investments, the availability and attractiveness of competing products, market performance, changes in interest rates, inflation, and income tax rates and laws.

Assets under management include equity, fixed-income and floating-rate portfolios. Municipal securities represented 65% of assets under management in managed funds and accounts on June 30, 2000, compared with 68% on June 30, 1999.

SUMMARY OF OPERATING RESULTS

The following table compares key operating information of the Company for the three-month and six-month periods ended June 30, 2000 and 1999:

    Financial Results Summary
    Company Operating Statistics
    ($ in millions except per share amounts)

-------------------------------------------------------------------------------------------------------
                                         For the second quarter of      For the first six months of
                                         2000      1999     % change     2000     1999      % change
                                         ----      ----     --------     ----     ----      --------
Gross sales of investment products      $2,744    $4,892      (44)%     $5,921   $8,054      (26)%
Assets under management (1)(2)          60,299    59,538        1       60,299   59,538        1
Operating revenues                       85.1      84.8         -       177.6     165.7        7
Operating expenses                       43.9      46.6        (6)       95.7     90.7         6
Pretax income                            43.7      39.5        11        87.0     77.7         12
Net income                               26.3      23.9        10        52.4     47.3         11
Basic earnings per share                 0.82      0.74        11       1.64      1.47        12
Diluted earnings per share               0.78      0.70        11       1.55      1.38        12
Dividends per share                      0.29      0.29        -        0.58      0.55         5

-------------------------------------------------------------------------------------------------------

(1)  At period end
(2) Excludes approximately $12 billion of defined portfolio product assets under surveillance.

Gross sales of investment products for the second quarter totaled $2.7 billion which was a decline versus sales in the second quarter of the previous year. Excluding one-time sales of exchange-traded funds ($1.9 billion) in the second quarter of 1999, gross sales were down 10% for the three-month period and 5% for the six-month period ended June 30, 2000. This net decrease was driven by declines in managed asset gross sales offset by increased sales of defined portfolio products.

Operating revenues for the quarter ended June 30, 2000, were up slightly with the same period of the prior year as higher distribution revenue was offset by a decrease in revenue due to the sale of the investment banking business in the third quarter of 1999. Excluding the impact of the investment banking business, operating revenues increased 4% in the second quarter of 2000 when compared with the same quarter of the previous year. For the six-month period, operating revenues were up 11%, excluding the impact of the investment banking business, due to higher advisory fees and distribution revenue.

Operating expenses for the second quarter of 2000 declined when compared with the same quarter of 1999 due to the sale of the investment banking business and to a decrease in amortization expense. Operating expenses increased 6% for the six-month period ended June 30, 2000, due to an increase in advertising offset by a decrease in amortization expense.

RESULTS OF OPERATIONS

The following discussion and analysis contains important information that should be helpful in evaluating the Company's results of operations and financial condition, and should be read in conjunction with the consolidated financial statements and related notes.

Total advisory fee income earned during any period is directly related to the market value of the assets managed by the Company. Advisory fee income will increase with a rise in the level of assets under management. Assets under management rise with the sale of fund shares, the addition of new managed accounts or deposits into existing managed accounts, the acquisition of assets under management from other advisory companies, or through increases in the value of portfolio investments. Assets under management may also increase as a result of reinvestment of distributions from funds and accounts, and from reinvestment of distributions from defined portfolio products sponsored by the Company into shares of mutual funds. Fee income will decline when managed assets decline, as would occur when the values of fund portfolio investments decrease or when mutual fund redemptions or managed account withdrawals exceed sales and reinvestments.

Distribution revenue is earned as the Company's defined portfolio and mutual fund products are sold. Distribution revenue will rise and fall with the level of the Company's sales of these products.

Gross sales of investment products for three-month and six-month periods ended June 30, 2000 and 1999 are shown below:


GROSS INVESTMENT PRODUCT SALES
(in millions)
                                 Three Months Ended          Six Months Ended
                                       June 30,                  June 30,
                                  2000          1999         2000        1999
                                  ----          ----         ----        ----
Managed Assets:
   Exchange-Traded Funds        $    46       $ 1,859      $    46     $ 1,859
   Mutual Funds                     216           421          555         849
   Managed Accounts               1,449         2,054        2,876       4,291
                                -------       -------      -------     -------
        Total Managed Assets      1,711         4,334        3,477       6,999
Defined Portfolios                1,033           558        2,444       1,055
                                -------       -------      -------     -------
             Total              $ 2,744       $ 4,892      $ 5,921     $ 8,054
                                =======       =======      =======     =======


Excluding the impact of new and leveraged exchange-traded fund sales in 1999, gross sales declined 5% for the six-month period ended June 30, 2000, when compared with the same period in the prior year. This decrease is the result of a decline in managed asset gross sales, offset by an increase in sales of defined portfolio products.

Net flows (equal to the sum of sales, reinvestment and exchanges less redemptions) across all products were $3.3 billion during the first six months of 2000. For the three months ended June 30, 2000, net flows were $1.8 billion, the highest level over the past four quarters, reflecting the increase in defined portfolio sales and the quality of the Company's products in a volatile market environment.

Gross sales of defined portfolio products increased 132% for the six-month period ended June 30, 2000, when compared with the same period in 1999. Sales of equity defined portfolio products increased 179% over this period fueled by strong technology sector portfolio sales in the first quarter and the introduction of the Peroni Mid-Year 2000 Growth Fund in the second quarter. Sales of municipal defined portfolio products increased 28% over the same period in the prior year.

Gross sales of managed assets decreased 33% (excluding the impact of one-time exchange-traded fund sales in 1999) during the six-month period ended June 30, 2000, when compared with the same period in 1999. This decrease is due to a decrease in both managed account and mutual fund gross sales. Managed account gross sales decreased 33% due to investors' shifting away from large-cap core growth stocks in favor of aggressive growth stocks. Mutual fund gross sales were down 35%, driven by municipal mutual funds which were down 54% due to higher interest rates. Offsetting the decline in municipal fund gross sales was an increase in gross sales of equity and income funds, which were up 10% due to the addition of two new funds, the Nuveen Innovation Fund and the Nuveen International Growth Fund, in the first quarter of 2000.

The following table summarizes net assets under management:

    Net Assets Under Management (1)
    (in millions)

                                     June 30,   December 31,      June 30,
                                        2000           1999          1999
                                        ----           ----          ----
    Managed Assets:
        Mutual Funds                $ 11,207       $ 11,406      $ 12,038
        Exchange-Traded Funds         27,324         26,846        27,284
        Managed Accounts              21,269         20,895        19,575
        Money Market Funds               499            637           641
                                    --------       --------      --------
             Total                  $ 60,299       $ 59,784      $ 59,538
                                    ========       ========      ========

(1) Excludes approximately $12 billion of defined portfolio product assets under surveillance

Assets under management increased from $59.5 billion at June 30, 1999, to $60.3 billion at June 30, 2000. Although market conditions were volatile in the first six-months of 2000, assets under management were up slightly from the $59.8 billion at December 31, 1999, due to positive net flows.

Investment advisory fee income, net of sub-advisory fees and expense reimbursements, from assets managed by the Company is shown in the following table:

Managed Assets
Investment Advisory Fees
(in thousands)

                                 Three Months Ended       Six Months Ended
                                      June 30,                June 30,
                                2000          1999        2000        1999
                               --------     --------   --------     --------

    Mutual Funds               $ 12,580     $ 14,213   $ 25,613     $ 28,470
    Exchange-Traded Products     40,034       40,149     79,818       79,526
    Managed Accounts             22,906       20,928     46,111       39,533
    Money Market Funds              407          628        380        1,431
                               --------     --------   --------     --------
         Total                 $ 75,927     $ 75,918   $151,922     $148,960
                               ========     ========   ========     ========



Total advisory fees for the six-month period ended June 30, 2000, increased $3.0 million over the comparable period in 1999 as a result of higher levels of average assets under management. Managed account average assets under management increased $3.0 billion and exchange-traded fund average assets were up $0.4 billion during the first six months of 2000 when compared with the first six months of 1999. Mutual fund average assets declined $1.0 billion during the same period due to heavy municipal redemptions as a result of higher interest rates. Average money market fund net assets under management decreased in the first half of 2000 due to redemptions, which were driven by relatively low short-term interest rates and strong competition from sponsors of competing money market products. Money market fund advisory fees for the three-month period ended June 30, 2000, were greater than for the six-month period due to a negative level of money market fund advisory fees in the first quarter of 2000 as a result of significant one-time expense reimbursements relating to the 1999 reorganization of the money market fund complex.

Underwriting and Distribution revenue for the three-month and six-month periods ended June 30, 2000 and 1999 is shown in the following table:


Underwriting and Distribution Revenue
(in thousands)

                                Three Months Ended    Six Months Ended
                                     June 30,            June 30,
                                 2000       1999       2000       1999
                               -------     ------    --------    -------

    Mutual Funds               $ 1,005     $  457    $  1,819    $ 1,138
    Defined Portfolios           7,368      4,654      20,656      9,127
    Exchange-Traded Products       340        810         686      1,148
                               -------     ------    --------    -------
      Total                    $ 8,713     $5,921    $ 23,161    $11,413
                               =======     ======    ========    =======

Total underwriting and distribution revenue for the six-month period ended June 30, 2000, doubled when compared with the comparable period in 1999. Distribution revenue for the equity defined portfolio products increased by $10.0 million for this period, while distribution revenue for the longer-term municipal defined portfolio products increased $1.5 million. Both increases were driven by increases in gross sales. Although mutual fund gross sales were down for the first six months of 2000, distribution revenue increased when compared with the first six months of 1999 due to an increase in the base of assets on which Rule 12b-1 distribution fees are earned.

Positioning Profits/(Losses)

The Company records positioning profits or losses from changes in the market value of the inventory of unsold investment products and other securities held by Nuveen Investments. The Company hedges certain of its fixed-income based holdings against fluctuations in interest rates using financial futures. Positioning gains of $1.2 million in the first quarter of 2000 were completely offset by positioning losses of $1.2 million in the second. This compares to positioning losses of $1.0 million which were recorded during the first half of 1999.

Investment Banking

On September 17, 1999, the Company completed the sale of its investment banking business to U.S. Bancorp Piper Jaffray. Correspondingly, there is no revenue from the investment banking business in the first six months of 2000. Revenue from the investment banking business in the first half of 1999 totaled $5.0 million.

Operating Expenses

Operating expenses increased $5.0 million for the six-month period ended June 30, 2000, over the same time period in the prior year. This increase is primarily due to increased advertising and promotional expenditures, in connection with the Company's new brand awareness campaign, as well as an increase in salary and benefit costs.

Compensation and related benefits for the six-month period ended June 30, 2000, increased $1.6 million, or 4%, over the same period in the prior year. This was driven by increases in headcount driven by new staff additions and annual merit increases. These increases were offset by declines due to the sale of the investment banking business in the third quarter of 1999.

Advertising and promotional expenditures increased $6.0 million during the first half of 2000 when compared with the first half of 1999. This increase is primarily due to the incremental costs to support the new brand image campaign.

Amortization of goodwill and deferred offering costs decreased $2.9 million for the six-month period ended June 30, 2000, when compared with the same period of 1999. The decrease is due to the completion of the amortization period of capitalized commissions advanced in conjunction with the load-waived offerings of certain equity and income mutual funds in late 1996 and early 1997.

Occupancy and equipment, travel and entertainment, and other operating expenses increased $0.2 million for the six-month period ended June 30, 2000, when compared with the same period in the prior year.


Non-Operating Income/(Expense)

Included in non-operating income/(expense) is net interest income/(expense) and other miscellaneous non-operating revenue/(expense).

Interest and dividend revenue for the first half was up $0.3 million compared with the first half of 1999, while interest expense increased $0.2 million over the same period.

CAPITAL RESOURCES, LIQUIDITY
AND FINANCIAL CONDITION

The Company's principal businesses are not capital intensive and, historically, the Company has met its liquidity requirements through cash flow generated by the Company's operations. In addition, the Company's broker-dealer subsidiary occasionally utilizes available, uncommitted lines of credit, which approximate $300 million, to satisfy periodic, short-term liquidity needs. As of June 30, 2000, no borrowings were outstanding on these uncommitted lines of credit. Additionally, in August 1997, the Company entered into a committed, three-year revolving credit facility with a group of banks to ensure an ongoing liquidity source for general corporate purposes including acquisitions. This committed line of credit expires in August of 2000. The Company expects to put a new, committed revolving credit facility in place during August 2000. As of June 30, 2000, there was $160 million available and there was no outstanding balance under the committed credit line.

Options to purchase 399,088 shares of Rittenhouse non-voting Class B common stock were exercised on March 22, 2000 under the Rittenhouse Financial Services, Inc. 1997 Equity Incentive Award Plan. Rittenhouse accounted for these options in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." As a result of this exercise, the Company has recorded $32.7 million of minority interest on its balance sheet. The minority interest will remain in place as long as the stock is outstanding. In the event that the stock is repurchased, any purchase price in excess of the exercise price will be added to the goodwill associated with the Company's acquisition of Rittenhouse.

At June 30, 2000, the Company held in its treasury 7,487,721 shares of common stock acquired in open market transactions and in transactions with its Class B shareholder, The St. Paul Companies, Inc. As part of an ongoing repurchase program, the Company is authorized to purchase approximately 0.6 million additional shares.

During the first six months of 2000, the Company paid out dividends on common shares totaling $18.1 million and on preferred shares totaling $1.1 million.

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

                                  JUNE 30, 2000


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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The registrant previously disclosed in its Report on Form10-Q for the first quarter of 2000 (in the Notes to Consolidated Financial Statements) the existence of inquiries which its broker dealer subsidiary John Nuveen & Co. Incorporated ( now "Nuveen Investments" and hereafter referred to "Nuveen") had received as part of an industry wide investigation by NASD Regulation, Inc. of the pricing of government securities sold to escrow accounts for advance refunded municipal bond issues. In the beginning of August 2000, Nuveen entered into a comprehensive settlement of this investigation and of related litigation, which had previously been under seal as to Nuveen from the time of its filing until the entry of the settlement. The litigation, captioned United States of America ex rel. Lissack v. John Nuveen & Company, which had been pending under seal in federal district court for the Southern District of New York and involved a number of industry participants, alleged in substance that the registrant's broker dealer subsidiary had engaged, as an underwriter of municipal bonds, in a practice referred to as "yield burning" in connection with its pricing of government securities sold by it to escrow accounts for advance refunded municipal issues. The lawsuit was filed by Michael Lissack (the "Relator") as a relator under the qui tam provisions of the United States False Claims Act. As part of the settlement of the NASD Regulation investigation and this lawsuit, Nuveen entered into a Stipulation and Order of Settlement and Dismissal of the lawsuit and a Letter of Acceptance, Waiver and Consent with NASD Regulation, Inc. The Letter of Acceptance, Waiver and Consent provided in pertinent part that Nuveen accepted and consented, without admitting or denying, to the entry of various findings by NASD Regulation, Inc., including findings that (1) prior to 1997 Nuveen sold portfolios of U.S. Treasury securities for defeasance escrows at excessive, undisclosed markups in connection with advance refundings, (2) such pricing practices violated Sections 17(a)(2) and 17(a)(3) of the Securities Act, (3) Nuveen knew or should have known that the prices it charged were not reasonably related to the prevailing wholesale market prices of the securities, and (4) such acts, practices and conduct constitute separate and distinct violations of NASD Conduct Rule 2110 by Nuveen. Nuveen also consented to the following sanctions: (1) censure by NASD Regulation, Inc.; (2) payments to specified municipal issuers totaling $3,614,774; (3) payment to the United States Treasury of $2,679,290 and (4) payment to NASD Regulation, Inc. of $338,500. The net cost to Nuveen of these payments after reimbursement was approximately $3,500,000.

The settlement of the above noted lawsuit was entered into and/or joined by the United States Attorney for the Southern District of New York, the Relator, and the Internal Revenue Service. The settlement expressly provides that the Internal Revenue Service will not challenge the tax exempt status of the various municipal bond issues underwritten by Nuveen during the settlement period based upon the pricing of the escrow securities. The issues are identified in an attachment to the settlement documents.

As disclosed in the Notes to Consolidated Financial Statements for the first quarter of 2000, the registrant previously established a reserve in an amount sufficient to cover the net cost of this settlement to its broker dealer affiliate and thus the payment of the amounts set forth above will have no effect on the registrant's financial condition or results of operations. The registrant sold its municipal underwriting business in September of 1999 and exited this business.

ITEM 2. CHANGES IN SECURITIES

        Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At the Annual Meeting of Stockholders held on May 4, 2000, the seven directors nominated in the Proxy Statement were elected for a one-year term expiring at the annual meeting to be held in 2001. The following individuals were elected directors by the vote of holders of the following number of shares of Class A and Class B Common Stock represented at the meeting, voting together as a single class:

        Director                      For         Withheld       Broker Non-Vote
        --------                      ---         --------       ---------------
        Timothy R. Schwertfeger   30,237,274      107,489               0
        John P. Amboian           30,273,705       71,058               0
        Willard L. Boyd           30,233,415      111,348               0
        Duane R. Kullberg         30,236,815      107,948               0

        The following individuals were elected Class B directors by the vote of holders of the following number of shares of Class B Common Stock represented at the meeting, voting as a separate class:

        Class B Director              For         Withheld       Broker Non-Vote
        ----------------              ---         --------       ---------------
        W. John Driscoll          24,441,738         0                  0
        Douglas W. Leatherdale    24,441,738         0                  0
        Paul J. Liska             24,441,738         0                  0

        The proposal to ratify the selection of KPMG LLP as independent auditors for the Company was approved by a vote of 30,303,720 shares in favor, 39,076 shares opposed and 1,967 shares abstaining.

ITEM 5. OTHER INFORMATION

        The 2001 annual shareholder meeting for the John Nuveen Company has been set for Thursday, May 10, 2001 in Chicago, Illinois.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a)   The following exhibits are included herein:
             (27) Financial Data Schedule

        b)   Report on Form 8-K.  None

                                    SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                             THE JOHN NUVEEN COMPANY
                                  (Registrant)









DATE:      August 11, 2000          /s/ John P. Amboian
                                    -----------------------
                                    John P. Amboian
                                    President






DATE:      August 11, 2000          /s/ Margaret E. Wilson
                                    -----------------------
                                    Margaret E. Wilson
                                    Senior Vice President of Finance
                                    (Principal Accounting Officer)