Form 10-Q
period 2000-09-30
NUVEEN JOHN COMPANY
filed 2000-11-13
CIK 885708

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q





X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
--            OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended SEPTEMBER 30, 2000

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

     At November 3, 2000, there were 31,378,435 shares of the Company's Common Stock outstanding, consisting of 6,936,697 shares of Class A Common Stock, $.01 par value, and 24,441,738 shares of Class B Common Stock, $.01 par value.

                             THE JOHN NUVEEN COMPANY

                                TABLE OF CONTENTS


                                                                        Page No.
                                                                        --------

PART I.      FINANCIAL INFORMATION

   ITEM 1.   FINANCIAL STATEMENTS

        Consolidated Balance Sheets (Unaudited),
             September 30, 2000 and December 31, 1999                       3

        Consolidated Statements of Income (Unaudited),
             Three Months Ended September 30, 2000 and 1999
             Nine Months Ended September 30, 2000 and 1999                  4

        Consolidated Statement of Changes in Stockholders'
             Equity (Unaudited), Nine Months Ended September 30, 2000       5

        Consolidated Statements of Cash Flows (Unaudited),
             Nine Months Ended September 30, 2000 and 1999                  6

        Notes to Consolidated Financial Statements
             (Unaudited)                                                    7

   ITEM 2.

        Management's Discussion and Analysis of
             Financial Condition and Results of Operations                  8

   ITEM 3.

        Quantitative and Qualitative Disclosures About Market Risk         16



PART II.     OTHER INFORMATION

   Item 1 through Item 6                                                   17

   Signatures                                                              18

                          PART 1 FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                             THE JOHN NUVEEN COMPANY

                           CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                                  SEPTEMBER 30,  DECEMBER 31,
                                                                                                      2000           1999
                                                                                                  -------------  ------------
ASSETS
------
Cash and cash equivalents                                                                           $  18,182    $  28,373
Management and distribution fees receivable                                                           101,731       68,884
Other receivables                                                                                      41,249       54,466
Securities owned (trading account), at market value:
       Nuveen defined portfolios                                                                       28,669       44,263
       Bonds and notes                                                                                    688          579
Deferred income tax asset, net                                                                          4,972        5,826
Furniture, equipment, and leasehold improvements, at cost less accumulated depreciation
       and amortization of $32,939 and $29,610, respectively                                           24,237       14,547
Other investments                                                                                      73,974       85,774
Goodwill, at cost less accumulated amortization of $23,943 and $18,426, respectively                  210,067      198,674
Prepaid expenses and other assets                                                                      38,716       39,579
                                                                                                    ---------    ---------
                                                                                                    $ 542,485    $ 540,965
                                                                                                    =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Liabilities:
       Security purchase obligations                                                                    5,065          296
       Accrued compensation and other expenses                                                         35,177       52,421
       Deferred compensation                                                                           29,445       32,278
       Other liabilities                                                                               32,418       64,908
                                                                                                    ---------    ---------
       Total liabilities                                                                              102,105      149,903
                                                                                                    ---------    ---------
Redeemable preferred stock, at redemption value;  5,000,000 shares
       authorized, 1,800,000 shares issued                                                             45,000       45,000
Common stockholders' equity:
       Class A Common stock, $.01 par value;  150,000,000 shares
       authorized, 14,212,618 shares issued                                                               142          142
       Class B Common stock, $.01 par value;  40,000,000 shares
       authorized, 24,441,738 shares issued                                                               245          245
       Additional paid-in capital                                                                      65,459       60,380
       Retained earnings                                                                              549,565      506,136
       Unamortized cost of restricted stock awards                                                     (1,030)         -
       Accumulated other comprehensive income                                                            (597)         189
                                                                                                    ---------    ---------
                                                                                                      613,784      567,092
       Less common stock held in treasury, at cost (7,265,021 and 7,591,180 shares, respectively)    (218,404)    (221,030)
                                                                                                    ---------    ---------
       Total common stockholders' equity                                                              395,380      346,062
                                                                                                    ---------    ---------
                                                                                                    $ 542,485    $ 540,965
                                                                                                    =========    =========


See accompanying notes to consolidated financial statements.

                             THE JOHN NUVEEN COMPANY

                        CONSOLIDATED STATEMENTS OF INCOME
                                    UNAUDITED
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                   SEPTEMBER 30,            SEPTEMBER 30,
                                                              ---------------------    ---------------------
                                                                 2000        1999         2000        1999
                                                                 ----        ----         ----        ----
Operating Revenues:
      Investment advisory fees from assets under management   $  79,155   $  77,480    $ 231,077   $ 226,440
      Underwriting and distribution of investment products        7,593       4,949       30,754      16,363
      Positioning profits                                           433        (615)         411      (1,630)
      Investment banking                                            -         1,202          -         6,213
      Other operating revenue                                     1,799         555        4,356       1,900
                                                              ---------   ---------    ---------   ---------
         Total operating revenues                                88,980      83,571      266,598     249,286

Operating Expenses:
      Compensation and benefits                                  22,535      23,615       68,751      68,238
      Advertising and promotional costs                           8,417       7,002       27,155      19,699
      Occupancy and equipment costs                               2,885       3,207        9,800       9,421
      Amortization of goodwill and deferred offering costs        1,887       3,492        5,990      10,477
      Travel and entertainment                                    2,566       1,991        8,376       6,906
      Other operating expenses                                    9,089       9,547       22,986      24,810
                                                              ---------   ---------    ---------   ---------
         Total operating expenses                                47,379      48,854      143,058     139,551

Operating Income                                                 41,601      34,717      123,540     109,735

Non-Operating Income/(Expense)                                    2,532       5,191        7,577       7,840
                                                              ---------   ---------    ---------   ---------

Income before taxes                                              44,133      39,908      131,117     117,575

Income taxes                                                     17,666      15,756       52,242      46,142
                                                              ---------   ---------    ---------   ---------

Net income                                                    $  26,467   $  24,152    $  78,875   $  71,433
                                                              =========   =========    =========   =========


Average common and common equivalent shares outstanding:
      Basic                                                      31,301      31,373       31,247      31,368
                                                              =========   =========    =========   =========

      Diluted                                                    34,121      34,182       33,874      34,258
                                                              =========   =========    =========   =========

Earnings per common share:
      Basic                                                   $    0.83   $    0.75    $    2.47   $    2.22
                                                              =========   =========    =========   =========

      Diluted                                                 $    0.78   $    0.71    $    2.33   $    2.09
                                                              =========   =========    =========   =========



See accompanying notes to consolidated financial statements.

                             THE JOHN NUVEEN COMPANY

        CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY
                                    UNAUDITED
                                 (IN THOUSANDS)


                                                                                          Unamortized
                                         Class A     Class B    Additional                  Cost of
                                         Common      Common       Paid-In     Retained     Restricted
                                          Stock       Stock       Capital     Earnings    Stock Awards
                                        ---------   ---------   ----------   ---------    ------------
Balance at December 31, 1999            $     142   $     245    $  60,380   $ 506,136    $     -
Net income                                                                      78,875
Cash dividends paid                                                            (29,820)
Issuance of earnout shares                                             392
Issuance of restricted stock awards                                                 22       (1,091)
Amortization of restricted
   stock awards                                                                                  61
Purchase of treasury stock
Exercise of stock options                                                       (5,648)
Other                                                                4,687
                                        ---------   ---------    ---------   ---------    ---------
Balance at September 30, 2000           $     142   $     245    $  65,459   $ 549,565    $  (1,030)


                                           Other
                                        Comprehensive    Treasury
                                           Income          Stock        Total
                                        -------------    ---------    ---------
Balance at December 31, 1999             $     189       $(221,030)   $ 346,062
Net income                                                               78,875
Cash dividends paid                                                     (29,820)
Issuance of earnout shares                                   1,847        2,239
Issuance of restricted stock awards                          3,215        2,146
Amortization of restricted
   stock awards                                                              61
Purchase of treasury stock                                 (28,697)     (28,697)
Exercise of stock options                                   26,261       20,613
Other                                         (786)                       3,901
                                         ---------       ---------    ---------
Balance at September 30, 2000            $    (597)      $(218,404)   $ 395,380




See accompanying notes to consolidated financial statements.

                             THE JOHN NUVEEN COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                 (IN THOUSANDS)


                                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                                   -------------------------------
                                                                         2000         1999
                                                                         ----         ----
Cash flows from operating activities:
     Net income                                                       $  78,875    $  71,433
     Adjustments to reconcile net income to net cash
        provided from (used for) operating activities:
          Deferred income taxes                                           1,372         (796)
          Depreciation of Fixed Assets                                    3,339        3,801
          Amortization of Goodwill                                        5,517        5,430
     Net (increase) decrease in assets:
          Temporary investments arising from remarketing obligations        -         66,750
          Management and distribution fees receivable                   (32,847)     (22,709)
          Other receivables                                              13,217      (12,379)
          Nuveen defined portfolios                                      15,594      (14,042)
          Bonds and notes                                                  (109)       1,795
          Prepaid expenses and other assets                                 863       (1,787)
     Net increase (decrease) in liabilities:
          Accrued compensation and other expenses                       (17,244)      (2,038)
          Deferred compensation                                          (2,833)       3,092
          Security purchase obligations                                   4,769        7,830
          Other liabilities                                             (32,490)       2,678
     Other                                                                4,748        4,595
                                                                      ---------    ---------
                      Net cash provided from operating activities        42,771      113,653
                                                                      ---------    ---------

Cash flows from financing activities:
     Net payments on short-term borrowings                                  -        (10,000)
     Dividends paid                                                     (29,820)     (28,021)
     Proceeds from stock options exercised                               20,613       10,505
     Acquisition of treasury stock                                      (28,697)     (27,915)
     Other                                                                  -           (108)
                                                                      ---------    ---------
                      Net cash used for financing activities            (37,904)     (55,539)
                                                                      ---------    ---------

Cash flows from investing activities:
     Proceeds from Rittenhouse stock options exercised                   32,685          -
     Repurchase of Rittenhouse stock                                    (46,454)         -
     Net purchase of office furniture and equipment                     (13,029)      (2,939)
     Other investments                                                   10,496       (6,247)
     Other                                                                1,244         (724)
                                                                      ---------    ---------
                      Net cash used for investing activities            (15,058)      (9,910)
                                                                      ---------    ---------

Increase/(decrease) in cash and cash equivalents                        (10,191)      48,204
Cash and cash equivalents:
     Beginning of year                                                   28,373       12,126
                                                                      ---------    ---------
     End of year                                                      $  18,182    $  60,330
                                                                      ---------    ---------


Supplemental Information:
     Taxes paid                                                       $  44,239    $  34,008
     Interest paid                                                    $   2,660    $     991

See accompanying notes to consolidated financial statements.

                             THE JOHN NUVEEN COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2000

NOTE 1  BASIS OF PRESENTATION

The consolidated financial statements include the accounts of The John Nuveen Company and its wholly owned subsidiaries ("the Company") and have been prepared in conformity with generally accepted accounting principles.

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

NOTE 2  EARNINGS PER COMMON SHARE

The following table sets forth a reconciliation of net income and common shares used in the basic and diluted earnings per share computations for the nine-month period ended September 30, 2000.

------------------------------------------------------------------------------------------------------
In thousands,                                            For the nine months ended
except per share data                         September 30, 2000              September 30, 1999
------------------------------------------------------------------------------------------------------
                                           Net              Per-share      Net              Per-share
                                          income   Shares    amount       income   Shares    amount
                                       ---------------------------------------------------------------
Net income                               $78,875                         $71,433
Less:  Preferred stock dividends          (1,688)                         (1,688)
                                         -------                         -------
Basic EPS                                 77,187   31,247     $2.47       69,745   31,368    $2.22
Dilutive effect of:
     Deferred stock                          -         95                    -        176
     Employee stock options                  -        882                    -      1,065
     Assumed conversion of
           preferred stock                 1,688    1,650                  1,688    1,650
                                         -------   ------                -------   ------
Diluted EPS                              $78,875   33,874     $2.33      $71,433   34,258    $2.09

------------------------------------------------------------------------------------------------------

Options to purchase 16,000 and 399,500 shares of the Company's common stock were outstanding at September 30, 2000 and 1999, respectively, but were not included in the computation of diluted earnings per share because the options' respective weighted average exercise prices of $46.27 and $42.18 per share were greater than the average market price of the Company's common shares during the applicable period.

NOTE 3  NET CAPITAL REQUIREMENT

Nuveen Investments, the Company's wholly owned broker/dealer subsidiary, is subject to the Securities and Exchange Commission Rule 15c3-1, the "Uniform Net Capital Rule," which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, as these terms are defined, shall not exceed 15 to 1. At September 30, 2000, its net capital ratio was 2.81 to 1 and its net capital was $18,967,000, which is $15,414,000 in excess of the required net capital of $3,553,000.

                          PART I. FINANCIAL INFORMATION
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                               SEPTEMBER 30, 2000


DESCRIPTION OF THE BUSINESS

The Company's principal businesses are asset management and related research as well as the development, marketing, and distribution of investment products and services for advisors to the affluent and high-net-worth market segments. The Company distributes its investment products, including mutual funds, exchange-traded funds, defined portfolios, and individually managed accounts through registered representatives associated with unaffiliated firms including broker-dealers, commercial banks, affiliates of insurance providers, financial planners, accountants, consultants and investment advisors.

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

Assets under management include equity, fixed-income and floating-rate portfolios. Municipal securities represented 65% of assets under management in managed funds and accounts on September 30, 2000, compared with 69% on September 30, 1999.

SUMMARY OF OPERATING RESULTS

The following table compares key operating information of the Company for the three-month and nine-month periods ended September 30, 2000 and 1999:

 FINANCIAL RESULTS SUMMARY
 COMPANY OPERATING STATISTICS
 ($ in millions except per share amounts)

------------------------------------------------------------------------------------------------------
                                           FOR THE THIRD QUARTER OF      FOR THE FIRST NINE MONTHS OF
                                          2000      1999     % CHANGE     2000      1999    % CHANGE
                                          ----      ----     --------     ----      ----    --------
------------------------------------------------------------------------------------------------------
 Gross sales of investment products     $ 2,371   $ 2,933      (19)%    $ 8,292   $10,988     (25)%
------------------------------------------------------------------------------------------------------
 Assets under management (1)(2)          61,003    58,252        5       61,003    58,252       5
------------------------------------------------------------------------------------------------------
 Operating revenues                        89.0      83.6        6        266.6     249.3       7
------------------------------------------------------------------------------------------------------
 Operating expenses                        47.4      48.9       (3)       143.1     139.6       3
------------------------------------------------------------------------------------------------------
 Pretax income                             44.1      39.9       11        131.1     117.6      11
------------------------------------------------------------------------------------------------------
 Net income                                26.5      24.2       10         78.9      71.4      10
------------------------------------------------------------------------------------------------------
 Basic earnings per share                  0.83      0.75       11         2.47      2.22      11
------------------------------------------------------------------------------------------------------
 Diluted earnings per share                0.78      0.71       10         2.33      2.09      11
------------------------------------------------------------------------------------------------------
 Dividends per share                       0.32      0.29       10         0.90      0.84       7
------------------------------------------------------------------------------------------------------

     (1)  At period end
     (2) Excludes approximately $12 billion of defined portfolio product assets under surveillance.

Assets under management, operating revenues, net income and diluted earnings per share were all up for the three-month and nine-month periods ended September 30, 2000.

Gross sales of investment products for the third quarter totaled $2.4 billion. Excluding one-time sales of exchange-traded funds in 1999, gross sales were up 2% for the quarter and down 3% for the nine-month period ended September 30, 2000. Increased sales of defined portfolio products were more than offset by declines in managed asset gross sales resulting in the year-to-date sales decline.

Operating revenues for the quarter ended September 30, 2000 were up 6% versus the same period of the prior year as higher distribution revenue more than offset the decrease in revenue due to the sale of the investment banking business in the third quarter of 1999. Excluding the impact of the investment banking business, operating revenues increased 8% for the three month period and 10% for the nine-month period ended September 30, 2000 when compared with the same periods in the previous year. These increases were due to higher advisory fees and distribution revenue.

Operating expenses for the third quarter of 2000 declined when compared with the same quarter of 1999 due to the sale of the investment banking business and to a decrease in amortization expense. Although operating expenses increased 3% for the nine-month period ended September 30, 2000, as a percent of operating revenue, operating expenses declined over two percentage points.

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

Gross sales of investment products for the three-month and nine-month periods ended September 30, 2000 and 1999 are shown below:

--------------------------------------------------------------------------------
  GROSS INVESTMENT PRODUCT SALES
  (in millions)
                              THREE MONTHS ENDED   NINE MONTHS ENDED
                                 SEPTEMBER 30,       SEPTEMBER 30,
                                2000      1999      2000      1999
                                ----      ----      ----      ----
  Managed Assets:
     Exchange-Traded Funds    $     -   $   606   $    46   $ 2,465
     Mutual Funds                 211       347       765     1,197
     Managed Accounts           1,397     1,492     4,274     5,783
                              -------   -------   -------   -------
       Total Managed Assets     1,608     2,445     5,085     9,445
  Defined Portfolios              763       488     3,207     1,543
                              -------   -------   -------   -------
             Total            $ 2,371   $ 2,933   $ 8,292   $10,988
                              =======   =======   =======   =======

--------------------------------------------------------------------------------

Excluding the impact of new and leveraged exchange-traded fund sales in 1999, gross sales declined 3% for the nine-month period ended September 30, 2000, when compared with the same period in the prior year. This decrease is the result of a decline in managed asset gross sales, offset by a doubling in sales of defined portfolio products.

Gross sales of defined portfolio products increased 108% for the nine-month period ended September 30, 2000, when compared with the same period in 1999. Sales of equity defined portfolio products increased 154% over this period fueled by strong technology sector portfolio sales in the first quarter and sales of the Peroni Mid-Year 2000 Growth

Trust which exceeded $570 million in sales during the second and third quarters. Sales of municipal defined portfolio products increased 22% during the nine-month period ended September 30, 2000 when compared with the same period in the prior year.

Gross sales of managed assets decreased 27% (excluding the impact of one-time exchange-traded fund sales in 1999) during the nine-month period ended September 30, 2000, when compared with the same period in 1999. This decrease is due to a decrease in both managed account and mutual fund gross sales. Managed account gross sales, primarily in the first six months of 2000, decreased due to investors' shifting away from large-cap core growth stocks in favor of aggressive growth stocks. Mutual fund gross sales were down 36%, driven by municipal mutual funds which were down 55% due to higher interest rates. Offsetting the decline in municipal fund gross sales was an increase in gross sales of equity funds, which were up 12% due to the addition of two new funds, the Nuveen Innovation Fund and the Nuveen International Growth Fund, in the first quarter of 2000.


The following table summarizes net assets under management:

--------------------------------------------------------------------------------
  NET ASSETS UNDER MANAGEMENT (1)
  (in millions)

                             SEPTEMBER 30,   DECEMBER 31,  SEPTEMBER 30,
                                      2000           1999           1999
                                      ----           ----           ----
  Managed Assets:
      Managed Accounts             $21,661        $20,895        $18,754
      Mutual Funds                  11,292         11,406         11,663
      Exchange-Traded Funds         27,575         26,846         27,210
      Money Market Funds               475            637            625
                                   -------        -------        -------
           Total                   $61,003        $59,784        $58,252
                                   =======        =======        =======

  (1) Excludes approximately $12 billion of defined portfolio product assets under surveillance
--------------------------------------------------------------------------------

Assets under management increased from $58.3 billion at September 30, 1999, to $61.0 billion at September 30, 2000. Although market conditions were volatile in the first nine-months of 2000, assets under management were up 2% from the $59.8 billion at December 31, 1999.

Investment advisory fee income, net of sub-advisory fees and expense reimbursements, from assets managed by the Company is shown in the following table:

--------------------------------------------------------------------------------
  MANAGED ASSETS
  INVESTMENT ADVISORY FEES
  (in thousands)

                                THREE MONTHS ENDED     NINE MONTHS ENDED
                                   SEPTEMBER 30,         SEPTEMBER 30,
                                  2000       1999       2000       1999
                                  ----       ----       ----       ----

     Mutual Funds               $ 13,600   $ 14,555   $ 39,212   $ 43,024
     Exchange-Traded Products     41,365     41,242    121,183    120,768
     Managed Accounts             23,740     21,189     69,851     60,722
     Money Market Funds              450        494        831      1,926
                                --------   --------   --------   --------
          Total                 $ 79,155   $ 77,480   $231,077   $226,440
                                ========   ========   ========   ========

--------------------------------------------------------------------------------

Total advisory fees for the nine-month period ended September 30, 2000, increased $4.6 million over the comparable period in 1999 as a result of higher levels of average assets under management. Managed account average assets under management increased $3.0 billion and exchange-traded fund average assets were up $0.3 billion during the first nine months of 2000 when compared with the first nine months of 1999. Mutual fund average assets declined $0.9 billion during the same period due to heavy municipal redemptions as a result of higher interest rates. Average money market fund net assets under management decreased in the first nine months of 2000 due to redemptions, which were driven by relatively low short-term interest rates and strong competition from sponsors of competing money market products.

Underwriting and Distribution revenue for the three-month and nine-month periods ended September 30, 2000 and 1999 is shown in the following table:

--------------------------------------------------------------------------------
  UNDERWRITING AND DISTRIBUTION REVENUE
  (in thousands)

                                THREE MONTHS ENDED     NINE MONTHS ENDED
                                   SEPTEMBER 30,         SEPTEMBER 30,
                                  2000       1999       2000       1999
                                  ----       ----       ----       ----

     Mutual Funds               $    897   $    317   $  2,716   $  1,457
     Defined Portfolios            6,366      4,153     27,022     13,280
     MuniPreffered(TM)               330        401      1,016      1,114
     Exchange-Traded Products          -         78          -        512
                                --------   --------   --------   --------
          Total                 $  7,593   $  4,949   $ 30,754   $ 16,363
                                ========   ========   ========   ========

--------------------------------------------------------------------------------


Total underwriting and distribution revenue for the nine-month period ended September 30, 2000, doubled when compared with the comparable period in 1999. Distribution revenue for the equity defined portfolio products increased by $11.8 million for this period, while distribution revenue for the longer-term municipal defined portfolio products increased

$2.1 million. Both increases were driven by increases in gross sales. Although mutual fund gross sales were down for the first nine months of 2000, distribution revenue increased when compared with the first nine months of 1999 due to a decline in commissions paid on high dollar value trades and an increase in the base of assets on which Rule 12b-1 distribution fees are earned.

POSITIONING PROFITS/(LOSSES)

The Company records positioning profits or losses from changes in the market value of the inventory of unsold investment products and other securities held by Nuveen Investments. At times, the Company hedges certain of its fixed-income based holdings against fluctuations in interest rates using financial futures. Positioning gains of $0.4 million were recorded in the first nine months of 2000. This compares to positioning losses of $1.6 million recorded during the first nine months of 1999.

INVESTMENT BANKING

On September 17, 1999, the Company completed the sale of its investment banking business to U.S. Bancorp Piper Jaffray. Correspondingly, there is no revenue from the investment banking business in 2000. Revenue from the investment banking business in the first nine months of 1999 totaled $6.2 million.

OPERATING EXPENSES

Operating expenses increased $3.5 million for the nine-month period ended September 30, 2000, when compared with the same time period in the prior year. This increase is primarily due to a $7.5 million increase in advertising and promotional expenditures, in connection with the Company's new brand awareness campaign. Although operating expenses increased for the nine-month period, as a percent of operating revenue, operating expenses declined over two percentage points.

Compensation and related benefits for the nine-month period ended September 30, 2000, increased $0.5 million, or 1%, over the same period in the prior year. This was driven by increases in headcount driven by new staff additions and annual merit increases. These increases were offset by declines due to the sale of the investment banking business in the third quarter of 1999.

Amortization of goodwill and deferred offering costs decreased $4.5 million for the nine-month period ended September 30, 2000, when compared with the same period of 1999. The decrease is due to the completion of the amortization period of capitalized commissions advanced in conjunction with the load-waived offerings of certain equity and income mutual funds in late 1996 and early 1997.

Occupancy and equipment, travel and entertainment, and other operating expenses were flat for the nine-month period ended September 30, 2000, when compared with the same period in the prior year.

NON-OPERATING INCOME/(EXPENSE)

Included in non-operating income/(expense) is net interest income/(expense) and other miscellaneous non-operating revenue/(expense).

Interest and dividend revenue for the first nine months of 2000 was up $0.7 million compared with the first nine months of 1999, while interest expense increased $0.1 million over the same period.

CAPITAL RESOURCES, LIQUIDITY
AND FINANCIAL CONDITION

The Company's principal businesses are not capital intensive and, historically, the Company has met its liquidity requirements through cash flow generated by the Company's operations. In addition, the Company's broker-dealer subsidiary occasionally utilizes available, uncommitted lines of credit, which approximate $300 million, to satisfy periodic, short-term liquidity needs. As of September 30, 2000, no borrowings were outstanding on these uncommitted lines of credit. Additionally, in August 2000, the Company entered into a $250 million committed line of credit with a group of banks to ensure an ongoing liquidity source for general corporate purposes including acquisitions. The new committed line is divided into two equal facilities, one of which has a three-year term, the other is renewable in 364-days. As of September 30, 2000, there was no outstanding balance under the committed credit line.

Options to purchase 399,088 shares of Rittenhouse non-voting Class B common stock were exercised on March 22, 2000 under the Rittenhouse Financial Services, Inc. 1997 Equity Incentive Award Plan. Rittenhouse accounted for these options in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." As a result of this exercise, the Company recorded $32.7 million of minority interest on its balance sheet. The stock was repurchased on September 29, 2000 eliminating the minority interest position. Purchase price in excess of the exercise price was added to goodwill and is being amortized over the same period as the goodwill associated with the Company's acquisition of Rittenhouse.

At September 30, 2000, the Company held in its treasury 7,265,021 shares of common stock acquired in open market transactions and in transactions with its Class B shareholder, The St. Paul Companies, Inc. As part of an ongoing repurchase program, the Company is authorized to purchase approximately 0.5 million additional shares.

During the first nine months of 2000, the Company paid out dividends on common shares totaling $28.1 million and on preferred shares totaling $1.7 million.

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

                               SEPTEMBER 30, 2000


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

The Company regularly purchases and holds for resale municipal securities and defined portfolio units as well as equity defined portfolio units. The level of inventory maintained by the Company will fluctuate daily and is dependent upon the need to maintain municipal inventory for future defined portfolios, and the need to maintain defined portfolio inventory to support ongoing sales. To minimize interest rate risk on securities held by the Company, the Company will at times utilize futures contracts.

The level of equity units in inventory tends to be immaterial when compared to municipal holdings. However, there is price risk associated with changes in the market. Our goal is to hold equity inventory for no more than one business day, therefore limiting our exposure to adverse changes in price.

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

The Company has looked at the adoption of FAS 133 and does not expect the impact of the adoption to be material, as all of the Company's futures contracts are marked to market.

                           PART II. OTHER INFORMATION


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


ITEM 5.   OTHER INFORMATION

          Not Applicable.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a)   The following exhibits are included herein:

               3.1(a) Certificate of Designations, Preferences and Rights of Cumulative Convertible Preferred Stock (Par Value $0.01 Per Share) of The John Nuveen Company.

               10.20 364 Day Revolving Credit Agreement, dated as of August 10, 2000, among The John Nuveen Company, Nuveen Investments and Bank of America, N.A., et. al.

               10.21 Three Year Revolving Credit Agreement, dated as of August 10, 2000, among The John Nuveen Company, Nuveen Investments and Bank Of America, N.A., et. al.

               27        Financial Data Schedule

          b)   Report on Form 8-K. None

                                    SIGNATURE



          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        THE JOHN NUVEEN COMPANY
                                        (Registrant)









DATE:  November 9, 2000                 By /s/ John P. Amboian
                                        ----------------------
                                        John P. Amboian
                                        President






DATE:  November 9, 2000                 By /s/ Margaret E. Wilson
                                        -------------------------
                                        Margaret E. Wilson
                                        Senior Vice President of Finance
                                        (Principal Accounting Officer)