Form 10-Q
period 2001-03-31
NUVEEN JOHN COMPANY
filed 2001-05-11
CIK 885708

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q





X               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
---                 OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended MARCH 31, 2001

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---
         At May 4, 2001, there were 30,962,846 shares of the Company's Common Stock outstanding, consisting of 6,521,108 shares of Class A Common Stock, $.01 par value, and 24,441,738 shares of Class B Common Stock, $.01 par value.

                             THE JOHN NUVEEN COMPANY

                                TABLE OF CONTENTS


                                                                            Page No.
                                                                            --------
PART I. FINANCIAL INFORMATION

   ITEM 1. FINANCIAL STATEMENTS

        Consolidated Balance Sheets (Unaudited),
             March 31, 2001 and December 31, 2000                              3

        Consolidated Statements of Income (Unaudited),
             Three Months Ended March 31, 2001 and 2000                        4

        Consolidated Statement of Changes in Stockholders'
             Equity (Unaudited), Three Months Ended March 31, 2001             5

        Consolidated Statements of Cash Flows (Unaudited),
             Three Months Ended March 31, 2001 and 2000                        6

        Notes to Consolidated Financial Statements
             (Unaudited)                                                       7

   ITEM 2.

        Management's Discussion and Analysis of
             Financial Condition and Results of Operations                     8

   ITEM 3.

        Quantitative and Qualitative Disclosures About Market Risk            15

PART II. OTHER INFORMATION

   Item 1 through Item 6                                                      16

   Signatures                                                                 18


                          PART 1 FINANCIAL INFORMATION
                          Item 1. Financial Statements

                             THE JOHN NUVEEN COMPANY

                           CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                      MARCH 31,   DECEMBER 31,
                                                                                                         2001         2000
                                                                                                      ---------    ---------
ASSETS
Cash and cash equivalents                                                                             $  75,204    $  72,351
Management and distribution fees receivable                                                              71,518       92,000
Other receivables                                                                                        23,242       35,427
Securities owned (trading account), at market value:
         Nuveen defined portfolios                                                                       27,937       27,722
         Bonds and notes                                                                                  4,272          818
Deferred income tax asset, net                                                                            5,993        4,129
Furniture, equipment, and leasehold improvements, at cost less accumulated depreciation
         and amortization of $28,988 and $33,126, respectively                                           23,532       23,954
Other investments                                                                                        60,999       72,476
Goodwill, at cost less accumulated amortization of $27,905 and $25,911, respectively                    208,892      208,100
Prepaid expenses and other assets                                                                        38,982       37,523
                                                                                                      ---------    ---------
                                                                                                      $ 540,571    $ 574,500
                                                                                                      =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
         Accrued compensation and other expenses                                                         20,421       48,640
         Deferred compensation                                                                           29,981       29,680
         Security purchase obligations                                                                      987        4,172
         Other liabilities                                                                               49,412       44,107
                                                                                                      ---------    ---------
         Total liabilities                                                                            $ 100,801    $ 126,599
                                                                                                      ---------    ---------
Redeemable preferred stock, at redemption value;  5,000,000 shares
         authorized, 1,800,000 shares issued                                                             45,000       45,000
Common stockholders' equity:
         Class A Common stock, $.01 par value;  150,000,000 shares
         authorized, 14,212,618 shares issued                                                               142          142
         Class B Common stock, $.01 par value;  40,000,000 shares
         authorized, 24,441,738 shares issued                                                               245          245
         Additional paid-in capital                                                                      75,592       70,081
         Retained earnings                                                                              579,333      564,675
         Unamortized cost of restricted stock awards                                                     (1,528)        (939)
         Accumulated other comprehensive income/(loss)                                                   (3,618)      (1,721)
                                                                                                      ---------    ---------
                                                                                                        650,166      632,483
         Less common stock held in treasury, at cost (7,596,910 and 7,340,660 shares, respectively)    (255,396)    (229,582)
                                                                                                      ---------    ---------
         Total common stockholders' equity                                                              394,770      402,901
                                                                                                      ---------    ---------
                                                                                                      $ 540,571    $ 574,500
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

                             THE JOHN NUVEEN COMPANY

                        Consolidated Statements of Income
                                    Unaudited
                      (in thousands, except per share data)



                                                                Three Months Ended
                                                                       March 31,
                                                               --------------------
                                                                 2001         2000
                                                               --------    --------
Operating Revenues:
       Investment advisory fees from assets under management   $ 79,527    $ 75,995
       Underwriting and distribution of investment products       4,258      14,448
       Positioning profits                                         (100)      1,165
       Other operating revenue                                    2,017         933
                                                               --------    --------
            Total operating revenues                             85,702      92,541

Operating Expenses:
       Compensation and benefits                                 21,470      24,254
       Advertising and promotional costs                          4,442      11,653
       Occupancy and equipment costs                              3,169       3,512
       Amortization of goodwill and deferred offering costs       2,041       2,188
       Travel and entertainment                                   2,156       2,760
       Other operating expenses                                   7,726       7,444
                                                               --------    --------
            Total operating expenses                             41,004      51,811

Operating Income                                                 44,698      40,730

Non-Operating Income/(Expense)                                    1,075       2,599
                                                               --------    --------

Income before taxes                                              45,773      43,329

Income taxes                                                     17,814      17,223
                                                               --------    --------

Net income                                                     $ 27,959    $ 26,106
                                                               ========    ========


Average common and common equivalent shares outstanding:
       Basic                                                     31,227      31,170
                                                               ========    ========

       Diluted                                                   34,206      33,609
                                                               ========    ========

Earnings per common share:
       Basic                                                   $   0.88    $   0.82
                                                               ========    ========

       Diluted                                                 $   0.82    $   0.78
                                                               ========    ========

See accompanying notes to consolidated financial statements.

                             THE JOHN NUVEEN COMPANY

        CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY
                                    UNAUDITED
                                 (IN THOUSANDS)

                                                                               Unamortized  Accumulated
                                    Class A   Class B  Additional                Cost of       Other
                                    Common    Common    Paid-In     Retained    Restricted  Comprehensive    Treasury
                                     Stock     Stock    Capital     Earnings   Stock Awards Income/(Loss)     Stock        Total
                                   --------  --------  ----------  ----------- ------------ -------------  ------------  ---------
Balance at December 31, 2000       $    142  $    245  $   70,081  $  564,675  $   (939)    $     (1,721)  $  (229,582)  $ 402,901
Net income                                                             27,959                                               27,959
Cash dividends paid                                                   (10,538)                                             (10,538)
Amortization of restricted
    stock awards                                                                    153                                        153
Purchase of treasury stock                                                                                     (41,588)    (41,588)
Exercise of stock options                                              (3,060)                                  15,221      12,161
Issuance of restricted/deferred
    stock                                                                 297      (742)                           553         108
Other                                                       5,511                                 (1,897)                    3,614
                                   --------  --------  ----------  ----------  --------     ------------   -----------   ---------
Balance at March 31, 2001          $    142  $    245  $   75,592  $  579,333  $ (1,528)    $     (3,618)  $  (255,396)  $ 394,770
                                   ========  ========  ==========  ==========  ========     ============   ===========   =========

Total comprehensive income was $26,062 for the period ended March 31, 2001.

See accompanying notes to consolidated financial statements.

                             THE JOHN NUVEEN COMPANY

                      Consolidated Statements of Cash Flows
                                    Unaudited
                                 (in thousands)

                                                                                             THREE MONTHS ENDED MARCH 31,
                                                                                            -----------------------------
                                                                                              2001                 2000
                                                                                            --------             --------
Cash flows from operating activities:
     Net income                                                                             $ 27,959             $ 26,106
     Adjustments to reconcile net income to net cash
         provided from (used for) operating activities:
            Deferred income taxes                                                               (613)                 827
            Depreciation of fixed assets                                                       1,123                1,194
            Amortization of goodwill                                                           1,994                1,810
     Net (increase) decrease in assets:
            Management and distribution fees receivable                                       20,482              (25,029)
            Other receivables                                                                 12,185              (11,263)
            Nuveen defined portfolios                                                           (215)             (20,006)
            Bonds and notes                                                                   (3,454)                 (57)
            Prepaid expenses and other assets                                                 (1,459)              (1,581)
     Net increase (decrease) in liabilities:
            Accrued compensation and other expenses                                          (28,219)             (22,479)
            Deferred compensation                                                                301               (2,909)
            Security purchase obligations                                                     (3,185)              10,001
            Other liabilities                                                                  5,305                6,237
     Other                                                                                     5,870               (3,920)
                                                                                            --------             --------
                          Net cash provided from (used for) operating activities              38,074              (41,069)
                                                                                            --------             --------

Cash flows from financing activities:
     Net payments on short-term borrowings                                                        --                2,000
     Dividends paid                                                                          (10,538)              (9,586)
     Proceeds from stock options exercised                                                    12,161                7,852
     Acquisition of treasury stock                                                           (41,588)             (11,095)
                                                                                            --------             --------
                          Net cash used for financing activities                             (39,965)             (10,829)
                                                                                            --------             --------

Cash flows from investing activities:
     Proceeds from Rittenhouse stock options exercised                                            --               32,685
     Net purchase of office furniture and equipment                                             (702)              (3,477)
     Proceeds from sales of investment securities                                             10,364                9,237
     Purchases of investment securities                                                       (2,703)                  --
     Other                                                                                    (2,215)                 912
                                                                                            --------             --------
                          Net cash provided from investing activities                          4,744               39,357
                                                                                            --------             --------

Increase/(decrease) in cash and cash equivalents                                               2,853              (12,541)
Cash and cash equivalents:
     Beginning of year                                                                        72,351               28,373
                                                                                            --------             --------
     End of period                                                                          $ 75,204             $ 15,832
                                                                                            --------             --------


Supplemental Information:
     Taxes paid                                                                             $  1,456             $  4,245
     Interest paid                                                                          $    681             $  1,781


See accompanying notes to consolidated financial statements.

                             THE JOHN NUVEEN COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2001

NOTE 1 BASIS OF PRESENTATION

The consolidated financial statements include the accounts of The John Nuveen Company and its wholly owned subsidiaries ("the Company") and have been prepared in conformity with accounting principles generally accepted in the United States of America.

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

Certain amounts in the prior period financial statements have been reclassified to correspond to the 2001 presentation. These reclassifications have no effect on net income or retained earnings as previously reported for those periods.

NOTE 2 EARNINGS PER COMMON SHARE

The following table sets forth a reconciliation of net income and common shares used in the basic and diluted earnings per share computations for the three-month period ended March 31, 2001.

-------------------------------------------------------------------------------------------------------------------------------
In thousands,                                                            For the three months ended
except per share data                                        March 31, 2001                         March 31, 2000
-------------------------------------------------------------------------------------------------------------------------------
                                                  Net                       Per-share        Net                      Per-share
                                                income         Shares         amount       income        Shares         amount
                                               --------------------------------------------------------------------------------
Net income                                     $ 27,959                                   $ 26,106
Less:  Preferred stock dividends                   (563)                                      (563)
                                               --------                                   --------
Basic EPS                                        27,396         31,227       $   .88        25,543        31,170      $     .82
Dilutive effect of:
     Restricted/deferred stock                       --             91                          --           104
     Employee stock options                          --          1,238                          --           685
     Assumed conversion of
           preferred stock                          563          1,650                         563         1,650
                                               --------         ------                    --------        ------
Diluted EPS                                    $ 27,959         34,206       $   .82      $ 26,106        33,609      $     .78
-------------------------------------------------------------------------------------------------------------------------------

Options to purchase 5,000 and 2,460,624 shares of the Company's common stock were outstanding at March 31, 2001 and 2000, respectively, but were not included in the computation of diluted earnings per share because the options' respective weighted average exercise prices of $57.45 and $37.69 per share were greater than the average market price of the Company's common shares during the applicable period.

NOTE 3 NET CAPITAL REQUIREMENT

Nuveen Investments, the Company's wholly owned broker/dealer subsidiary, is subject to the Securities and Exchange Commission Rule 15c3-1, the "Uniform Net Capital Rule," which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, as these terms are defined, shall not exceed 15 to 1. At March 31, 2001, its net capital ratio was .83 to 1 and its net capital was $56,586,684, which is $53,440,357 in excess of the required net capital of $3,146,327.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

                                 March 31, 2001


DESCRIPTION OF THE BUSINESS

Our principal businesses are asset management and related research as well as the development, marketing, and distribution of investment products and services for advisors to the affluent and high-net-worth market segments. We distribute our investment products, including mutual funds, exchange-traded funds, defined portfolios, and individually managed accounts, through registered representatives associated with unaffiliated firms including broker-dealers, commercial banks, affiliates of insurance providers, financial planners, accountants, consultants and investment advisors.

We provide consultative services to financial advisors with a primary focus on managed assets for fee-based customers and structured investment services for transaction based advisors. The financial advisors we support serve affluent and high-net-worth investors.

Our primary business activities generate two principal sources of revenue: (1) ongoing advisory fees earned on assets under management, including mutual funds, exchange-traded funds, and individually managed accounts and (2) distribution revenues earned upon the sale of defined portfolio and mutual fund products.

Sales of our products, and their profitability, are directly affected by many variables, including investor preferences for equity, fixed-income or other investments, the availability and attractiveness of competing products, market performance, changes in interest rates, inflation, and income tax rates and laws.

SUMMARY OF OPERATING RESULTS

The table below presents the highlights of our operations for the first quarters of 2000 and 2001:

------------------------------------------------------------------------------
FINANCIAL RESULTS SUMMARY
COMPANY OPERATING STATISTICS
(in millions, except per share amounts)
------------------------------------------------------------------------------
QUARTER ENDED MARCH 31,                     2001          2000        % CHANGE
                                         ---------      ----------    --------
Gross sales of investment products      $    3,811      $    3,177       20
Assets under management (1) (2)             61,289          59,965        2
Operating revenues                            85.7            92.5       (7)
Operating expenses                            41.0            51.8      (21)
Operating income                              44.7            40.7       10
Net income                                    28.0            26.1        7
Basic earnings per share                       .88             .82        7
Diluted earnings per share                     .82             .78        5
Dividends per share                            .32             .29       10
------------------------------------------------------------------------------

(1)      At period end
(2)      Excludes defined portfolio assets under surveillance.

Gross sales were up 20% for the quarter while net flows (equal to the sum of sales, reinvestments and exchanges less redemptions) were $2.6 billion, an increase of $1.6 billion versus net flows for the first quarter of 2000. Assets under management at the end of the quarter were $61.3 billion, an increase of 2% from assets at the end of the first quarter in 2000.

Operating revenues for the quarter totaled $85.7 million, a decline of 7% over the $92.5 million in operating revenues recorded in the first quarter of 2000. An increase in average assets under management resulted in a 5% increase in advisory fees, however, this increase was more than offset by a decline in distribution revenue as a result of declining sales of equity defined portfolio products.

Operating expenses for the quarter declined 21% when compared with the prior year as a result of lower compensation and benefits as well as advertising and promotion expense. As a percent of operating revenue, operating expenses declined over 8 percentage points.

RESULTS OF OPERATIONS

The following discussion and analysis contains important information that should be helpful in evaluating our results of operations and financial condition, and should be read in conjunction with the consolidated financial statements and related notes.

Total advisory fee income earned during any period is directly related to the market value of the assets we manage. Advisory fee income will increase with a rise in the level of assets under management. Assets under management rise with the sale of fund shares, the addition of new managed accounts or deposits into existing managed accounts, the acquisition of assets under management from other advisory companies, or through increases in the value of portfolio investments. Assets under management may also increase as a result of reinvestment of distributions from funds and accounts, and from reinvestment of distributions from defined portfolio products we sponsor into shares of mutual funds. Fee income will decline when managed assets decline, as would occur when the values of fund portfolio investments decrease or when mutual fund redemptions or managed account withdrawals exceed sales and reinvestments.

Distribution revenue is earned as defined portfolio and mutual fund products are sold. Correspondingly, distribution revenue will rise and fall with the level of our sales of these products.

Gross sales of investment products for the first quarters of 2001 and 2000 are shown below:

GROSS INVESTMENT PRODUCT SALES
(in millions)

QUARTER ENDED MARCH 31,           2001        2000
                                ------      ------
Managed Assets:
   Mutual Funds                 $  305      $  337
   Managed Accounts              1,935       1,428
   Exchange Traded Funds         1,160           0
                                ------      ------
      Total Managed Assets       3,400       1,765
Defined Portfolios                 411       1,412
                                ------      ------
             Total              $3,811      $3,177
                                ======      ======

Gross sales of investment products increased 20% for the quarter ended March 31, 2001 when compared with the same quarter in 2000. Driving this increase was the issuance of approximately $1.2 billion of new municipal exchange-traded funds common and MuniPreferred(TM) shares. Managed account sales were also strong, growing 36% for the quarter reflecting both strong Rittenhouse equity performance in 2000 and high-net-worth investors' balancing of their portfolios with municipals. Our strong sales in exchange-traded funds and managed accounts were partially offset by lower equity defined portfolio sales as a result of equity market volatility, particularly in the technology sector.

The following table summarizes net assets under management:

NET ASSETS UNDER MANAGEMENT (1)
(in millions)

                                 MARCH 31,     DECEMBER 31,        MARCH 31,
                                      2001             2000             2000
                                   -------          -------          -------
Managed Assets:
    Mutual Funds                   $11,401          $11,485          $11,378
    Exchange-Traded Funds           29,630           28,355           27,306
    Managed Accounts                19,816           21,699           20,718
    Money Market Funds                 442              472              563
                                   -------          -------          -------

         Total                     $61,289          $62,011          $59,965
                                   =======          =======          =======

(1) Excludes defined portfolio product assets under surveillance

Assets under management remained relatively stable, ending the quarter at $61.3 billion, an increase of $1.3 billion from the end of March 2000 and down just 1% from the end of December 2000. Strong net flows in both our equity and municipal products helped to offset equity market declines.

Assets under management include equity, fixed-income and floating-rate portfolios. Municipal securities represent approximately 70% of assets under management in managed funds and accounts on March 31, 2001.

Investment advisory fee income, net of sub-advisory fees and expense reimbursements, is shown in the following table:

INVESTMENT ADVISORY FEES
(in thousands)

QUARTER ENDED MARCH 31,              2001              2000
                                   --------          --------
    Mutual Funds                   $ 13,877          $ 13,273
    Exchange-Traded Funds            41,701            39,544
    Managed Accounts                 23,578            23,205
    Money Market Funds                  371               (27)
                                   --------          --------
          Total                    $ 79,527          $ 75,995

Advisory fees for the period ended March 31, 2001, increased 5% over the same period in 2000. Advisory fee increases for the quarter were recorded across all product categories. The increase in exchange-traded fund and managed account advisory fees was driven by an increase in average assets under management. The increase in mutual fund and money market fund fees was due to a reduction in reimbursed expenses as a result of significant one-time expense reimbursements recorded in the first quarter of 2000.

Underwriting and Distribution revenue for the periods ended March 31, 2001 and 2000 is shown in the following table:

UNDERWRITING AND DISTRIBUTION REVENUE
(in thousands)

QUARTER ENDED MARCH 31,              2001             2000
                                   -------          -------
    Mutual Funds                   $ 1,043          $   813
    Defined Portfolios               2,033           13,289
    Exchange Traded Funds            1,182              346
                                   -------          -------
         Total                     $ 4,258          $14,448
                                   =======          =======

Total underwriting and distribution revenue for the first quarter of 2001, declined 70% when compared with the same quarter in 2000. Distribution revenue for the equity defined portfolio products declined $11.4 million for this period driven by lower equity product sales. Partially offsetting this decline, were increases in exchange-traded fund underwriting revenue and mutual fund distribution revenue. Underwriting revenue on the exchange-traded funds increased as a result of our new municipal offerings in the first quarter of 2001. Mutual fund distribution revenue increased 28% driven by an increase in municipal mutual fund sales and a reduction in commissions we pay to distributors on high dollar value sales.

POSITIONING PROFITS/(LOSSES)

We record positioning profits or losses from changes in the market value of the inventory of unsold investment products and other securities held by our broker-dealer subsidiary, Nuveen Investments. At times, we hedge certain of our fixed-income based holdings against fluctuations in interest rates using financial futures. We recorded positioning losses of $0.1 million in the first quarter of 2001 as compared with positioning gains of $1.2 million in the first quarter of 2000.

OPERATING EXPENSES

Operating expenses declined $10.8 million in the first quarter of 2001 compared to the first quarter of the prior year. This decrease is primarily due to a reduction in advertising and promotional expenditures as well as a decline in compensation and benefits expense.

Compensation and related benefits for the three-month period ended March 31, 2001 decreased $2.8 million compared to the same period in the prior year due mainly to a reduction in base compensation due to headcount reductions and a reduction in profit sharing expense. The reduction in profit sharing expense is primarily the result of reduced sales commissions due to lower defined portfolio sales in the first quarter of 2001.

Advertising and promotional expenditures decreased $7.2 million for the first quarter of 2001 compared to the first quarter of 2000. This decrease is a result of an increased level of spending in the first quarter of 2000, behind our brand awareness campaign.

Other operating expenses declined $0.8 million in the first quarter due primarily to declines in amortization expense and travel and entertainment. Amortization expense declined due to the completion of the amortization period of capitalized commissions advanced in conjunction with the load-waived offerings of certain equity and income mutual funds in late 1996 and early 1997.

NON-OPERATING INCOME/(EXPENSE)

Non-operating income/(expense) is comprised primarily of net interest income/(expense) and other miscellaneous non-operating revenue/(expense).

Interest and dividend revenue increased $0.4 million in the first quarter of 2001 when compared with the same period in 2000 as a result of higher available cash balances to invest. Interest expense decreased $0.8 million in the first quarter of 2001 compared to the prior year due to decreased interest expense on deferred compensation funds.

CAPITAL RESOURCES, LIQUIDITY AND FINANCIAL CONDITION

Our principal businesses are not capital intensive and, historically, we have met our liquidity requirements through cash flow generated by operations. In addition, our broker-dealer subsidiary occasionally utilizes available, uncommitted lines of credit, which approximate $300 million, to satisfy periodic, short-term liquidity needs. As of March 31, 2001, no borrowings were outstanding on these uncommitted lines of credit. Additionally, in August 2000, our three-year revolving credit facility entered into in August of 1997 expired. The same month, we entered into a $250 million committed line of credit with a group of banks to ensure an ongoing liquidity source for general corporate purposes including acquisitions. The new committed line is divided into two equal facilities, one of which has a three-year term, the other is renewable in 364 days. As of March 31, 2001, there was no outstanding balance under this committed credit line.

At March 31, 2001, we held in treasury 7,596,910 shares of common stock acquired in open market transactions and in transactions with our Class B shareholder, The St. Paul Companies, Inc. As part of an ongoing repurchase program, we are authorized to purchase approximately 0.8 million additional shares.

During the first three months of 2001, we paid out dividends on common shares totaling $9.9 million and on preferred shares totaling $0.6 million.

Our broker-dealer subsidiary is subject to requirements of the Securities and Exchange Commission relating to liquidity and capital standards (See Notes to Consolidated Financial Statements).

Management believes that cash provided from operations and borrowings available under its uncommitted and committed credit facilities will provide us with sufficient liquidity to meet our operating needs for the foreseeable future.

INFLATION

Our assets are, to a large extent, liquid in nature and therefore not significantly affected by inflation. However, inflation may result in increases in our expenses, such as employee compensation, advertising and promotion costs, and office occupancy costs. To the extent inflation, or the expectation thereof, results in rising interest rates or has other adverse effects upon the securities markets and on the value of financial instruments, it may adversely affect our financial condition and results of operations. A substantial decline in the value of fixed-income or equity investments could adversely affect the net asset value of funds we manage, which in turn would result in a decline in investment advisory fee revenue.

FORWARD-LOOKING INFORMATION

From time to time, information we provide or information included in our filings with the SEC (including this report on Form 10-Q) may contain statements which are not historical facts but are forward-looking statements reflecting management's expectations and opinions. Our actual future results may differ significantly from those anticipated in any forward-looking statements due to numerous factors. These include, but are not limited to, the effects of the substantial competition that we, like all market participants, face in the investment management business, including competition for continued access to the brokerage firm's retail distribution systems, our reliance on revenues from investment management contracts which are renewed annually according to their terms, burdensome regulatory developments, recent accounting pronouncements, and unforeseen developments in litigation. We undertake no responsibility to update publicly or revise any forward-looking statements.

                          PART I. FINANCIAL INFORMATION
       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                                 MARCH 31, 2001

We are exposed to market risk from changes in interest rates, which may adversely affect our results of operations and financial condition. We are exposed to this risk primarily in our fixed-income defined portfolio inventory and at times, seek to minimize the risks from these interest rate fluctuations through the use of derivative financial instruments. We do not use derivative financial instruments for trading or other speculative purposes and are not party to any leveraged financial instruments. There were no open derivative financial instruments at March 31, 2001.

We regularly purchase and hold for resale municipal securities and defined portfolio units as well as equity defined portfolio units. The level of inventory we maintain will fluctuate daily and is dependent upon the need to maintain municipal inventory for future defined portfolios, and the need to maintain defined portfolio inventory to support ongoing sales. To minimize interest rate risk on securities we hold, we will at times utilize futures contracts.

The level of equity units in defined portfolio inventory tends to be immaterial when compared to municipal holdings. However, there is price risk associated with changes in the market. Our goal is to hold equity inventory for no more than one business day, therefore limiting our exposure to adverse changes in price.

We invest in short-term debt instruments, classified as "Cash and cash equivalents" on our consolidated balance sheet. The investments are treated as collateralized financing transactions and are carried at the amounts at which they will be subsequently resold, including accrued interest. We also invest in certain Company-sponsored equity, senior-loan and fixed-income mutual funds.

We manage risk by restricting the use of derivative financial instruments to hedging activities and by limiting potential interest rate exposure. We do not believe that the effect of any reasonably likely near-term changes in interest rates would be material to our financial position, results of operations or cash flows.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        As previously reported most recently in the Form 10-K for 2000, a lawsuit (Civil Action No. 97 C 5255) brought in June, 1996 by certain shareholders is currently pending in federal district court for the Northern District of Illinois against Nuveen Advisory. The suit was originally brought against John Nuveen & Co. Incorporated, Nuveen Advisory, six Nuveen investment companies (the "Funds") managed by Nuveen Advisory and two of the Funds' former directors seeking unspecified damages, an injunction and other relief. The suit also sought certification of a defendant class consisting of all Nuveen-managed leveraged funds.

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

        As to alleged damages, Plaintiffs have claimed as damages the portion of all advisory compensation received by Nuveen Advisory from the Funds during the period from June 21, 1995 to the present that is equal to the proportion of each Fund's preferred stock to its total assets. The preferred stock constitutes approximately one third of the Funds' assets so the amount claimed would equal approximately one third of management fees received by Nuveen Advisory for managing the Funds during this period, or more than $60 million. Nuveen Advisory believes that it has no liability and that Plaintiffs have suffered no damages and has filed a motion for summary judgement as to both liability and damages. Plaintiffs have filed a partial motion for summary judgement as to liability only. Both motions are fully briefed and are awaiting decisions by the Court. At a hearing on March 30, 2001, the judge set the case for trial on December 3, 2001. Nuveen Advisory will continue to vigorously contest the remaining count of this action.

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


                                         THE JOHN NUVEEN COMPANY
                                         (Registrant)



DATE:  May 11, 2001                       By: /s/ John P. Amboian
                                         ------------------------------------
                                         John P. Amboian
                                         President


DATE:  May 11, 2001                       By: /s/ Margaret E. Wilson
                                         ------------------------------------
                                         Margaret E. Wilson
                                         Senior Vice President of Finance
                                         (Principal Accounting Officer)