Form 10-Q
period 2001-06-30
NUVEEN JOHN COMPANY
filed 2001-08-13
CIK 885708

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q





 X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
---             OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended JUNE 30, 2001

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         At August 3, 2001, there were 31,707,125 shares of the Company's Common Stock outstanding, consisting of 7,265,387 shares of Class A Common Stock, $.01 par value, and 24,441,738 shares of Class B Common Stock, $.01 par value.

                             THE JOHN NUVEEN COMPANY

                                TABLE OF CONTENTS

                                                                        Page No.

PART I. FINANCIAL INFORMATION

   ITEM 1.   FINANCIAL STATEMENTS

        Consolidated Balance Sheets (Unaudited),
             June 30, 2001 and December 31, 2000                            3

        Consolidated Statements of Income (Unaudited),
             Three Months Ended June 30, 2001 and 2000                      4
             Six Months Ended June 30, 2001 and 2000

        Consolidated Statement of Changes in Stockholders'
             Equity (Unaudited), Six Months Ended June 30, 2001             5

        Consolidated Statements of Cash Flows (Unaudited),
             Six Months Ended June 30, 2001 and 2000                        6

        Notes to Consolidated Financial Statements
             (Unaudited)                                                    7

   ITEM 2.

        Management's Discussion and Analysis of
             Financial Condition and Results of Operations                  9

   ITEM 3.

        Quantitative and Qualitative Disclosures About Market Risk         16



PART II.     OTHER INFORMATION

   Item 1 through Item 6                                                   17

   Signatures                                                              19

                          PART 1 FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                             THE JOHN NUVEEN COMPANY

                           CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                                       JUNE 30,   DECEMBER 31,
                                                                                                         2001        2000
                                                                                                      ---------   -----------
ASSETS
Cash and cash equivalents                                                                             $  93,236    $  72,351
Management and distribution fees receivable                                                              59,318       92,000
Other receivables                                                                                        27,020       35,427
Securities owned (trading account), at market value:
         Nuveen defined portfolios                                                                       31,185       27,722
         Bonds and notes                                                                                     79          818
Deferred income tax asset, net                                                                            7,133        4,129
Furniture, equipment, and leasehold improvements, at cost less accumulated depreciation
         and amortization of $30,147 and $33,126, respectively                                           25,011       23,954
Other investments                                                                                        63,904       72,476
Goodwill, at cost less accumulated amortization of $29,899 and $25,911, respectively                    206,898      208,100
Prepaid expenses and other assets                                                                        38,899       37,523
                                                                                                      ---------    ---------
                                                                                                      $ 552,683    $ 574,500
                                                                                                      =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
         Accrued compensation and other expenses                                                         24,770       48,640
         Deferred compensation                                                                           29,983       29,680
         Security purchase obligations                                                                   14,321        4,172
         Other liabilities                                                                               37,585       44,107
                                                                                                      ---------    ---------
         Total liabilities                                                                            $ 106,659    $ 126,599
                                                                                                      ---------    ---------
Redeemable preferred stock, at redemption value;  5,000,000 shares
         authorized, 900,000 and 1,800,000 shares issued, respectively                                   22,500       45,000
Common stockholders' equity:
         Class A Common stock, $.01 par value;  150,000,000 shares
         authorized, 15,037,397 and 14,212,618 shares issued, respectively                                  150          142
         Class B Common stock, $.01 par value;  40,000,000 shares
         authorized, 24,441,738 shares issued                                                               245          245
         Additional paid-in capital                                                                     100,070       70,081
         Retained earnings                                                                              594,933      564,675
         Unamortized cost of restricted stock awards                                                     (1,375)        (939)
         Accumulated other comprehensive income/(loss)                                                   (3,636)      (1,721)
                                                                                                      ---------    ---------
                                                                                                        690,387      632,483
         Less common stock held in treasury, at cost (7,723,410 and 7,340,660 shares, respectively)    (266,863)    (229,582)
                                                                                                      ---------    ---------
         Total common stockholders' equity                                                              423,524      402,901
                                                                                                      ---------    ---------
                                                                                                      $ 552,683    $ 574,500
                                                                                                      =========    =========

See accompanying notes to consolidated financial statements.

                             THE JOHN NUVEEN COMPANY

                        CONSOLIDATED STATEMENTS OF INCOME
                                    UNAUDITED
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                                      JUNE 30,                   JUNE 30,
                                                                                ------------------       ----------------------
                                                                                 2001         2000         2001          2000
                                                                                -------     --------     -------       --------
Operating Revenues:
       Investment advisory fees from assets under management                   $ 79,029     $ 75,927     $ 158,555     $151,922
       Underwriting and distribution of investment products                       5,004        8,713         9,262       23,161
       Positioning profits                                                          278       (1,186)          178          (22)
       Other operating revenue                                                    1,914        1,625         3,931        2,557
                                                                               --------     --------     ---------     --------
            Total operating revenues                                             86,225       85,079       171,926      177,618

Operating Expenses:
       Compensation and benefits                                                 21,436       21,961        42,906       46,215
       Advertising and promotional costs                                          4,025        7,085         8,467       18,738
       Occupancy and equipment costs                                              3,510        3,403         6,679        6,915
       Amortization of goodwill and deferred offering costs                       2,041        1,916         4,083        4,103
       Travel and entertainment                                                   2,264        3,050         4,420        5,810
       Other operating expenses                                                   7,579        6,455        15,303       13,898
                                                                               --------     --------     ---------     --------
            Total operating expenses                                             40,855       43,870        81,858       95,679

Operating Income                                                                 45,370       41,209        90,068       81,939

Non-Operating Income/(Expense)                                                    1,016        2,447         2,091        5,046
                                                                               --------     --------     ---------     --------
Income before taxes                                                              46,386       43,656        92,159       86,985

Income taxes                                                                     18,371       17,353        36,185       34,576
                                                                               --------     --------     ---------     --------
Net income                                                                     $ 28,015     $ 26,303     $  55,974     $ 52,409
                                                                               ========     ========     =========     ========

Average common and common equivalent shares outstanding:
       Basic                                                                     31,273       31,269        31,251       31,219
                                                                               ========     ========     =========     ========
       Diluted                                                                   33,917       33,891        34,062       33,750
                                                                               ========     ========     =========     ========
Earnings per common share:
       Basic                                                                   $   0.89     $   0.82     $    1.76     $   1.64
                                                                               ========     ========     =========     ========
       Diluted                                                                 $   0.83     $   0.78     $    1.64     $   1.55
                                                                               ========     ========     =========     ========

See accompanying notes to consolidated financial statements.

                             THE JOHN NUVEEN COMPANY

        CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY
                                    UNAUDITED
                                 (IN THOUSANDS)


                                                                                     Unamortized    Accumulated
                                       Class A     Class B   Additional                Cost of       Other
                                       Common      Common      Paid-In    Retained   Restricted   Comprehensive  Treasury
                                       Stock       Stock       Capital    Earnings  Stock Awards  Income/(Loss)   Stock      Total
                                      ---------   ---------   ---------  ---------  ------------  ------------- ---------- ---------
Balance at December 31, 2000          $     142   $     245   $  70,081  $ 564,675  $    (939)    $  (1,721)    $(229,582) $402,901
Net income                                                                  55,974                                           55,974
Cash dividends paid                                                        (22,264)                                         (22,264)
Amortization of restricted
    stock awards                                                                          306                                   306
Purchase of treasury stock                                                                                        (60,284)  (60,284)
Exercise of stock options                                                   (3,749)                                22,450    18,701
Issuance of restricted/deferred stock                                          297       (742)                        553       108
Conversion of preferred to common             8                  22,492                                                      22,500
Other                                                             7,497                              (1,915)                  5,582
                                      ---------   ---------   ---------  ---------  ---------     ---------     ---------  ---------
Balance at June 30, 2001              $     150   $     245   $ 100,070  $ 594,933  $  (1,375)    $  (3,636)    $(266,863) $423,524
                                      =========   =========   =========  =========  =========     =========     =========  =========



    Total comprehensive income was $54,059 for the six-month period ended June 30, 2001.

See accompanying notes to consolidated financial statements.

                             THE JOHN NUVEEN COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                 (IN THOUSANDS)

                                                                                                 SIX MONTHS ENDED JUNE 30,
                                                                                                --------------------------
                                                                                                     2001           2000
                                                                                                     ----           ----
Cash flows from operating activities:
     Net income                                                                                  $   55,974       $ 52,409
     Adjustments to reconcile net income to net cash
         provided from (used for) operating activities:
           Deferred income taxes                                                                     (1,741)           569
           Depreciation of fixed assets                                                               2,321          2,325
           Amortization of goodwill                                                                   3,988          3,679
     Net (increase) decrease in assets:
           Management and distribution fees receivable                                               32,683        (33,722)
           Other receivables                                                                          8,407          7,852
           Nuveen defined portfolios                                                                 (3,463)         5,764
           Bonds and notes                                                                              739            100
           Prepaid expenses and other assets                                                         (1,376)           170
     Net increase (decrease) in liabilities:
           Accrued compensation and other expenses                                                  (23,870)       (20,755)
           Deferred compensation                                                                        303         (2,993)
           Security purchase obligations                                                             10,149          4,611
           Other liabilities                                                                         (6,522)       (31,199)
     Other                                                                                            8,189           (905)
                                                                                                   --------       --------
                          Net cash provided from (used for) operating activities                     85,781        (12,095)
                                                                                                   --------       --------
Cash flows from financing activities:
     Dividends paid                                                                                 (22,264)       (19,221)
     Proceeds from stock options exercised                                                           18,701         12,675
     Acquisition of treasury stock                                                                  (60,284)       (23,873)
                                                                                                   --------       --------
                          Net cash used for financing activities                                    (63,847)       (30,419)
                                                                                                   --------       --------

Cash flows from investing activities:
     Proceeds from Rittenhouse stock options exercised                                                    -         32,685
     Net purchase of office furniture and equipment                                                  (3,378)        (8,105)
     Proceeds from sales of investment securities                                                    13,288          7,902
     Purchases of investment securities                                                              (3,203)        (1,158)
     Other                                                                                           (7,756)         1,202
                                                                                                   --------       --------
                          Net cash provided from (used for) investing activities                     (1,049)        32,526
                                                                                                   --------       --------
Increase/(decrease) in cash and cash equivalents                                                     20,885         (9,988)
Cash and cash equivalents:
     Beginning of year                                                                               72,351         28,373
                                                                                                   --------       --------
       End of period                                                                               $ 93,236       $ 18,385
                                                                                                   --------       --------

  Supplemental Information:
       Taxes paid                                                                                  $ 28,759       $ 25,964
       Interest paid                                                                               $  1,053       $  2,390


  See accompanying notes to consolidated financial statements.

                             THE JOHN NUVEEN COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2001

     NOTE 1 BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of The John Nuveen Company and its wholly owned subsidiaries ("the Company") and have been prepared in conformity with accounting principles generally accepted in the United States of America. These financial statements have also been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures have been omitted pursuant to such rules and regulations. As a result, these financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's latest annual report on Form 10-K.

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

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating the pooling-of-interest method. SFAS No. 141 also provides new criteria that determine whether an acquired intangible asset should be recognized separately from goodwill. SFAS No. 142 provides guidance on how to account for goodwill and intangible assets after a business combination has been completed. Under SFAS No. 142, goodwill and certain other intangible assets will no longer be amortized and will be tested for impairment at least annually. Intangible assets with a definite life will continue to be amortized. The nonamortization and impairment rules will apply to existing goodwill and intangible assets beginning January 1, 2002. The Company currently carries approximately $200 million of goodwill on its balance sheet, which is amortized at an annual rate of $8 million. The Company is currently evaluating the effect that implementation of SFAS No. 142 will have on its financial statements.

     NOTE 2 EARNINGS PER COMMON SHARE

     The following set of tables sets forth a reconciliation of net income and common shares used in the basic and diluted earnings per share computations for the six-month periods and the three-month periods ended June 30, 2001 and June 30, 2000.

     --------------------------------------- ----------------------------------------------------------------------
     In thousands,                                                For the six months ended
     except per share data                              June 30, 2001                   June 30, 2000
     --------------------------------------- --------------------------------- ------------------------------------
                                                  Net                Per-share      Net                   Per-share
                                                income     Shares      amount     income      Shares        amount
                                              --------    -------   ----------  ----------    -------      --------
     Net income                               $ 55,974                           $ 52,409
     Less:  Preferred stock dividends             (844)                            (1,125)
                                              --------                           --------
     Basic EPS                                  55,130      31,251     $1.76       51,284      31,219      $   1.64
     Dilutive effect of:
          Restricted/deferred stock                  -          91                      -          97
          Employee stock options                     -       1,208                      -         784
          Assumed conversion of
            preferred stock                        844       1,512                  1,125       1,650
                                              --------     -------               --------      ------
     Diluted EPS                              $ 55,974      34,062     $1.64     $ 52,409      33,750      $   1.55
     --------------------------------------- ---------------------------------------------------------------------

     --------------------------------------- ------------------------------------------------------------------------
     In thousands,                                                   For the three months ended
     except per share data                             June 30, 2001                       June 30, 2000
     --------------------------------------- ----------------------------------- ------------------------------------
                                                   Net                    Per-share   Net                   Per-share
                                                 income         Shares      amount   income       Shares      amount
                                               -----------     --------   --------- -------      --------   ---------
     Net income                                  $28,015                            $26,303
     Less:  Preferred stock dividends               (281)                              (563)
                                                 -------                            -------
     Basic EPS                                    27,734        31,273       $.89    25,740        31,269      $.82
     Dilutive effect of:
          Restricted/deferred stock                    -            91                    -            90
          Employee stock options                       -         1,186                    -           882
          Assumed conversion of
            preferred stock                          281         1,375                  563         1,650
                                                 -------        ------              -------        ------
     Diluted EPS                                 $28,015        33,917       $.83   $26,303        33,891      $.78
     --------------------------------------- ----------------------------------- -----------------------------------

     In the second quarter of 2001, 50% of the outstanding preferred stock shares were converted to common shares pursuant to the preferred stock agreement.

     Options to purchase 50,000 and 345,000 shares of the Company's common stock were outstanding at June 30, 2001 and 2000, respectively, but were not included in the computation of diluted earnings per share because the options' respective weighted average exercise prices of $56.74 and $42.46 per share were greater than the average market price of the Company's common shares during the applicable period.

NOTE 3  NET CAPITAL REQUIREMENT

     Nuveen Investments, the Company's wholly owned broker/dealer subsidiary, is subject to the Securities and Exchange Commission Rule 15c3-1, the "Uniform Net Capital Rule," which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, as these terms are defined, shall not exceed 15 to 1. At June 30, 2001, its net capital ratio was .67 to 1 and its net capital was $60,001,000, which is $57,334,000 in excess of the required net capital of $2,667,000. 8

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                                  JUNE 30, 2001


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

SUMMARY OF OPERATING RESULTS

The table below presents the highlights of our operations for the three-month and six-month periods ended June 30, 2001 and 2000:

FINANCIAL RESULTS SUMMARY
COMPANY OPERATING STATISTICS
($ in millions except per share amounts)

                                           FOR THE SECOND QUARTER OF     FOR THE FIRST SIX MONTHS OF
                                           2001      2000     % CHANGE    2001     2000      % CHANGE
                                           ----      ----     --------    ----     ----      --------
    Gross sales of investment products    $ 3,256    $2,744       19%   $  7,067   $5,921        19%
    Assets under management (1)(2)         62,990    60,299        4      62,990   60,299         4
    Operating revenues                       86.2      85.1        1       171.9    177.6        (3)
    Operating expenses                       40.9      43.9       (7)       81.9     95.7       (14)
    Pretax income                            46.4      43.7        6        92.2     87.0         6
    Net income                               28.0      26.3        7        56.0     52.4         7
    Basic earnings per share                 0.89      0.82        9        1.76     1.64         7
    Diluted earnings per share               0.83      0.78        6        1.64     1.55         6
    Dividends per share                      0.36      0.29       24        0.68     0.58        17

     (1) At period end

     (2) Excludes defined portfolio assets under surveillance.

Gross sales were up 19% for the quarter while net flows (equal to the sum of sales, reinvestments and exchanges less redemptions) were $2.1 billion, an increase of $0.9 billion versus net flows for the second quarter of 2000. Assets under management at the end of the quarter were $63.0 billion, an increase of 4% from assets at the end of the second quarter in 2000.

Operating revenues for the quarter totaled $86.2 million, an increase of 1% over the $85.1 million in operating revenues recorded in the second quarter of 2000. An increase in average assets under management resulted in a 4% increase in advisory fees, however, this increase was almost completely offset by a decline in distribution revenue as a result of declining sales of equity defined portfolio products.

Operating expenses for the quarter declined 7% when compared with the prior year as a result of lower compensation and benefits as well as a reduction in advertising and promotion spending. As a percent of operating revenue, operating expenses declined almost 4 percentage points.

RECENT EVENTS

On July 16, 2001, we completed the acquisition of Symphony Asset Management LLC for $210 million in cash. These funds were provided through a combination of cash on hand and borrowings under our committed credit facilities. The transaction price will have potential additional future payments based on Symphony reaching specified performance and growth targets for its business. Symphony, an institutional money manager based in San Francisco, manages more than $4 billion in portfolios designed to reduce risk through market-neutral and other strategies in several equity and fixed-income styles. Symphony's business generates two principal sources of revenue: (1) ongoing advisory fees based on assets under management, and (2) incentive fees earned on certain institutional accounts based on performance of the accounts.


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

Gross sales of investment products for three-month and six-month periods ended June 30, 2001 and 2000 are shown below:


GROSS INVESTMENT PRODUCT SALES
(in millions)

                                          THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                JUNE 30,                         JUNE 30,
                                         2001             2000             2001             2000
                                         ----             ----             ----             ----
Managed Assets:
   Exchange-Traded Funds                $  579           $   46          $ 1,740           $   46
   Mutual Funds                            290              216              595              555
   Managed Accounts                      2,000            1,449            3,935            2,876
                                        ------           ------           ------           ------
        Total Managed Assets             2,869            1,711            6,270            3,477
Defined Portfolios                         387            1,033              797            2,444
                                        ------           ------           ------           ------
             Total                      $3,256           $2,744           $7,067           $5,921
                                        ======           ======           ======           ======



Gross sales of investment products increased 19% for the six-month period ended June 30, 2001 when compared with the same period in 2000. Driving this increase was the issuance of approximately $1.1 billion of new municipal exchange-traded fund common shares and $0.6 billion in MuniPreferred(TM) shares. Managed account sales were also strong, growing 37% reflecting both strong Rittenhouse equity performance in 2000 and high-net-worth investors' balancing of their portfolios with municipals. Our strong sales in exchange-traded funds and managed accounts were partially offset by lower equity defined portfolio sales as a result of equity market volatility, particularly in the technology sector.

The following table summarizes net assets under management:

NET ASSETS UNDER MANAGEMENT (1)
(in millions)

                                                  June 30,      December 31,    June 30,
                                                    2001           2000            2000
                                                    ----           ----            -----
Managed Assets:
    Mutual Funds                                 $11,491         $11,485         $11,207
    Exchange-Traded Funds                         30,012          28,355          27,324
    Managed Accounts                              21,058          21,699          21,269
    Money Market Funds                               429             472             499
                                                 -------         -------         -------
         Total                                   $62,990         $62,011         $60,299
                                                 =======         =======         =======

(1)      Excludes defined portfolio product assets under surveillance


Assets under management grew 4% to $63.0 billion, an increase of $2.7 billion from the end of June 2000. Strong net flows in both our equity and municipal products more than offset equity market declines.

Assets under management include equity, fixed-income and floating-rate portfolios. Municipal securities represent approximately 69% of assets under management in managed funds and accounts on June 30, 2001.

Investment advisory fee income, net of sub-advisory fees and expense reimbursements, is shown in the following table:


INVESTMENT ADVISORY FEES
(in thousands)

                                       THREE MONTHS ENDED                      SIX MONTHS ENDED
                                            JUNE 30,                               JUNE 30,
                                   2001                2000               2001                  2000
                                   ----                ----               ----                  ----
Mutual Funds                     $14,283             $12,580             $ 28,160             $ 25,613
Exchange-Traded Products          42,973              40,034               84,674               79,818
Managed Accounts                  21,339              22,906               44,917               46,111
Money Market Funds                   434                 407                  804                  380
                                 -------             -------             --------             --------
     Total                       $79,029             $75,927             $158,555             $151,922
                                 =======             =======             ========             ========


Advisory fees for the six-month period ended June 30, 2001, increased 4% over the same period in 2000. Advisory fee increases for the half were driven by exchange-traded funds and mutual funds. The increase in fees on exchange-traded funds was the result of an increase in average assets under management, which was driven by the issuance of new shares in 2001. The increase in mutual fund and money market fund fees was due to an increase in average assets under management coupled with a reduction in reimbursed expenses as a result of significant one-time expense reimbursements recorded in the first half of 2000. These increases were partially offset by a decline in advisory fees on managed accounts as a result of equity market declines.

Underwriting and distribution revenue for the three-month and six-month periods ended June 30, 2001 and 2000 is shown in the following table:


UNDERWRITING AND DISTRIBUTION REVENUE
(in thousands)

                                                THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                     JUNE 30,                                  JUNE 30,
                                              2001                2000                2001               2000
                                              ----                ----                ----               ----
Mutual Funds                                 $  819              $1,005              $1,862              $ 1,819
Defined Portfolios                            3,784               7,368               5,817               20,656
Exchange-Traded Products                        401                 340               1,583                  686
                                             ------              ------              ------              -------
     Total                                   $5,004              $8,713              $9,262              $23,161
                                             ======              ======              ======              =======




Total underwriting and distribution revenue for the first half of 2001 declined 60% when compared with the same period in 2000. Distribution revenue for the equity defined portfolio products declined $15.6 million for this period driven by lower equity product sales. Partially offsetting this decline were increases in exchange-traded fund underwriting revenue as a result of our new municipal offerings in the first quarter of 2001.

POSITIONING PROFITS/(LOSSES)

We record positioning profits or losses from changes in the market value of the inventory of unsold investment products and other securities held by our broker-dealer subsidiary, Nuveen Investments. At times, we hedge certain of our fixed-income based holdings against fluctuations in interest rates using financial futures. We recorded positioning gains of $0.2 million in the first half of 2001. In the first half of 2000, net losses directly offset net gains.

OPERATING EXPENSES

Operating expenses declined $13.8 million in the first half of 2001 compared to the first half of the prior year. This decrease is primarily due to a reduction in advertising and promotional expenditures as well as a decline in compensation and benefits expense.

Compensation and related benefits for the six-month period ended June 30, 2001 decreased $3.3 million compared to the same period in the prior year. This decrease is due to a reduction in base compensation as a result of headcount reductions and a reduction in profit sharing expense. The reduction in profit sharing expense is primarily the result of reduced sales commissions due to lower defined portfolio sales in the first half of 2001.

Advertising and promotional expenditures decreased $10.3 million for the first half of 2001 compared to the first half of 2000. This decrease is due to an increased level of spending in the first half of 2000 resulting from our brand awareness campaign.

Other operating expenses declined $0.2 million in the first half of 2001 as a reduction in travel and entertainment expenditures was partially offset by an increase in fund organization expenses as a result of our new exchange-traded fund offerings in the first half of 2001.

NON-OPERATING INCOME/(EXPENSE)

Non-operating income/(expense) is comprised primarily of net interest income/(expense) and other miscellaneous non-operating revenue/(expense).

Interest and dividend revenue was flat in the first half of 2001 when compared with the same period in 2000. Interest expense decreased $0.9 million in the first half of 2001 compared to the prior year due to decreased interest expense on deferred compensation funds.

CAPITAL RESOURCES, LIQUIDITY
AND FINANCIAL CONDITION

Our principal businesses are not capital intensive and, historically, we have met our liquidity requirements through cash flow generated by operations. In addition, our broker-dealer subsidiary occasionally utilizes available, uncommitted lines of credit, which approximate $300 million, to satisfy periodic, short-term liquidity needs. As of June 30, 2001, no borrowings were outstanding on these uncommitted lines of credit. In August 2000 we entered into a $250 million committed line of credit with a group of banks to ensure an ongoing liquidity source for general corporate purposes including acquisitions. The new committed line is divided into two equal facilities, one of which has a three-year term, the other is renewable in 364 days. As of June 30, 2001, there was no outstanding balance under this committed credit line.

At June 30, 2001, we held in treasury 7,723,410 shares of Class A common stock acquired in open market transactions and in transactions with our Class B shareholder, The St. Paul Companies, Inc. As part of an ongoing repurchase program, we are authorized to purchase approximately 0.5 million additional shares.

During the first six months of 2001, we paid out dividends on common shares totaling $21.4 million and on preferred shares totaling $0.8 million.

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

                          PART I. FINANCIAL INFORMATION
       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                                  JUNE 30, 2001

We are exposed to market risk from changes in interest rates, which may adversely affect our results of operations and financial condition. We are exposed to this risk primarily in our fixed-income defined portfolio inventory and at times, seek to minimize the risks from these interest rate fluctuations through the use of derivative financial instruments. We do not use derivative financial instruments for trading or other speculative purposes and are not party to any leveraged financial instruments. There were no open derivative financial instruments at June 30, 2001.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        As previously reported most recently in the Form 10-Q for March 31, 2001, a lawsuit (Civil Action No. 97 C 5255) brought in June, 1996 by certain shareholders is currently pending in federal district court for the Northern District of Illinois against Nuveen Advisory. The suit was originally brought against John Nuveen & Co. Incorporated, Nuveen Advisory, six Nuveen investment companies (the "Funds") managed by Nuveen Advisory and two of the Funds' former directors seeking unspecified damages, an injunction and other relief. The suit also sought certification of a defendant class consisting of all Nuveen-managed leveraged funds.

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

        Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not Applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           At the Annual Meeting of Stockholders held on May 10, 2001, the seven directors nominated in the Proxy Statement were elected for a one-year term expiring at the annual meeting to be held in 2001. The following individuals were elected directors by the vote of holders of the following number of shares of Class A and Class B Common Stock represented at the meeting, voting together as a single class:

           Director                                     For               Withheld             Broker Non-Vote
           --------                                     ---               --------             ---------------
           Timothy R. Schwertfeger                  29,306,895            796,725                     0
           John P. Amboian                          30,059,927             43,693                     0
           Willard L. Boyd                          30,057,905             45,715                     0
           Duane R. Kullberg                        30,058,905             44,715                     0

           The following individuals were elected Class B directors by the vote of holders of the following number of shares of Class B Common Stock represented at the meeting, voting as a separate class:

          Class B Director                              For               Withheld             Broker Non-Vote
          ----------------                              ---               --------             ---------------
          W. John Driscoll                          24,441,738               0                        0
          Douglas W. Leatherdale                    24,441,738               0                        0
          Edward G. Pendergast                      24,441,738               0                        0

           The proposal to ratify the selection of KPMG LLP as independent auditors for the Company was approved by a vote of 29,414,533 shares in favor, 687,169 shares opposed and 1,918 shares abstaining.


ITEM 5.    OTHER INFORMATION

           The 2001 annual shareholder meeting for The John Nuveen Company has been set for Thursday, May 9, 2002 in Chicago, Illinois.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           None

                                    SIGNATURE



            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          THE JOHN NUVEEN COMPANY
                                          (Registrant)









DATE:       August 10, 2001               By /s/ John P. Amboian
                                          ----------------------
                                          John P. Amboian
                                          President






DATE:       August 10, 2001               By /s/ Margaret E. Wilson
                                          -------------------------
                                          Margaret E. Wilson
                                          Senior Vice President of Finance
                                          (Principal Accounting Officer)










                                      (19)