Form 10-Q
period 2001-09-30
NUVEEN JOHN COMPANY
filed 2001-11-14
CIK 885708

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q





[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended SEPTEMBER 30, 2001

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         At November 7, 2001, there were 46,914,048 shares of the Company's Common Stock outstanding, consisting of 10,251,441 shares of Class A Common Stock, $.01 par value, and 36,662,607 shares of Class B Common Stock, $.01 par value.

                             THE JOHN NUVEEN COMPANY

                                TABLE OF CONTENTS


                                                                                             Page No.

PART I. FINANCIAL INFORMATION

   ITEM 1.   FINANCIAL STATEMENTS

        Consolidated Balance Sheets (Unaudited),
             September 30, 2001 and December 31, 2000                                            3

        Consolidated Statements of Income (Unaudited),
             Three Months Ended September 30, 2001 and 2000                                      4
             Nine Months Ended September 30, 2001 and 2000

        Consolidated Statement of Changes in Common Stockholders'
             Equity (Unaudited), Nine Months Ended September 30, 2001                            5

        Consolidated Statements of Cash Flows (Unaudited),
             Nine Months Ended September 30, 2001 and 2000                                       6

        Notes to Consolidated Financial Statements
             (Unaudited)                                                                         7

   ITEM 2.

        Management's Discussion and Analysis of
             Financial Condition and Results of Operations                                      11

   ITEM 3.

        Quantitative and Qualitative Disclosures About Market Risk                              19



PART II.     OTHER INFORMATION

   Item 1 through Item 6                                                                        20

   Signatures                                                                                   22


                          PART 1 FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                             THE JOHN NUVEEN COMPANY

                           CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED
                        (IN THOUSANDS, EXCEPT SHARE DATA)




                                                                         SEPTEMBER 30, DECEMBER 31,
                                                                             2001          2000
                                                                             ----          ----

ASSETS
Cash and cash equivalents                                                  $  78,288    $  72,351
Management and distribution fees receivable                                   56,051       92,000
Other receivables                                                             21,234       35,427
Securities owned (trading account), at market value:
       Nuveen defined portfolios                                              31,709       27,722
       Bonds and notes                                                           404          818
Deferred income tax asset, net                                                 5,036        4,129
Furniture, equipment, and leasehold improvements, at cost
       less accumulated depreciation and amortization of
       $30,835 and $33,126, respectively                                      27,770       23,954
Other investments                                                             58,439       72,476
Goodwill and Other Intangible Assets, at cost less accumulated
       amortization of $32,133 and $26,101, respectively                     406,579      208,369

Prepaid expenses and other assets                                             35,921       37,254
                                                                           ---------    ---------
                                                                           $ 721,431    $ 574,500
                                                                           =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
       Notes payable                                                         173,000         --
       Accrued compensation and other expenses                                37,279       48,640
       Deferred compensation                                                  28,310       29,680
       Security purchase obligations                                           8,612        4,172
       Other liabilities                                                      47,972       44,107
                                                                           ---------    ---------
       Total liabilities                                                   $ 295,173    $ 126,599
                                                                           ---------    ---------
Redeemable preferred stock, at redemption value;  5,000,000 shares
       authorized, 900,000 and 1,800,000 shares issued, respectively          22,500       45,000
Common stockholders' equity:
       Class A Common stock, $.01 par value;  150,000,000 shares
       authorized, 22,556,095 and 21,318,927 shares issued, respectively         226          142
       Class B Common stock, $.01 par value;  40,000,000 shares
       authorized, 36,662,607 shares issued                                      367          245
       Additional paid-in capital                                            110,383       70,081
       Retained earnings                                                     605,792      564,675
       Unamortized cost of restricted stock awards                            (1,708)        (939)
       Accumulated other comprehensive income/(loss)                          (4,759)      (1,721)
                                                                           ---------    ---------
                                                                             710,301      632,483
       Less common stock held in treasury, at cost (12,009,730
       and 11,010,990 shares, respectively)                                 (306,543)    (229,582)
                                                                           ---------    ---------
       Total common stockholders' equity                                     403,758      402,901
                                                                           ---------    ---------
                                                                           $ 721,431    $ 574,500
                                                                           =========    =========


See accompanying notes to consolidated financial statements.

                             THE JOHN NUVEEN COMPANY

                        CONSOLIDATED STATEMENTS OF INCOME
                                    UNAUDITED
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               THREE MONTHS ENDED     NINE MONTHS ENDED
                                                                 SEPTEMBER 30,          SEPTEMBER 30,
                                                                 -------------          -------------
                                                                2001        2000       2001       2000
                                                                ----        ----       ----       ----
Operating Revenues:
      Investment advisory fees from assets under management   $ 86,124    $ 79,155   $244,679   $231,077
      Underwriting and distribution of investment products       5,085       7,593     14,347     30,754
      Positioning profits, net                                   1,991         433      2,168        411
      Other operating revenue                                    4,340       1,799      8,271      4,356
                                                              --------    --------   --------   --------
         Total operating revenues                               97,540      88,980    269,465    266,598

Operating Expenses:
      Compensation and benefits                                 24,026      22,535     66,933     68,751
      Advertising and promotional costs                          4,650       8,417     13,117     27,155
      Occupancy and equipment costs                              3,767       2,885     10,446      9,800
      Amortization of goodwill and other intangible assets       2,139       1,887      6,221      5,990
      Travel and entertainment                                   2,152       2,566      6,572      8,376
      Other operating expenses                                  11,751       9,089     27,054     22,986
                                                              --------    --------   --------   --------
         Total operating expenses                               48,485      47,379    130,343    143,058

Operating Income                                                49,055      41,601    139,122    123,540

Non-Operating Income/(Expense)                                  (1,129)      2,532        963      7,577
                                                              --------    --------   --------   --------

Income before taxes                                             47,926      44,133    140,085    131,117

Income taxes                                                    19,163      17,666     55,348     52,242
                                                              --------    --------   --------   --------

Net income                                                    $ 28,763    $ 26,467   $ 84,737   $ 78,875
                                                              ========    ========   ========   ========


Average common and common equivalent shares outstanding:
      Basic                                                     47,608      46,952     47,123     46,871
                                                              ========    ========   ========   ========

      Diluted                                                   50,865      51,182     51,023     50,811
                                                              ========    ========   ========   ========

Earnings per common share:
      Basic                                                   $   0.60    $   0.55   $   1.77   $   1.65
                                                              ========    ========   ========   ========

      Diluted                                                 $   0.57    $   0.52   $   1.66   $   1.55
                                                              ========    ========   ========   ========



See accompanying notes to consolidated financial statements.

                             THE JOHN NUVEEN COMPANY

        CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY
                                    UNAUDITED
                                 (IN THOUSANDS)

                                                                                          Unamortized
                                         Class A      Class B     Additional                Cost of
                                          Common       Common      Paid-In     Retained    Restricted
                                          Stock        Stock       Capital     Earnings   Stock Awards
                                        ---------    ---------    ---------    ---------  ------------
Balance at December 31, 2000            $      142   $      245   $  70,081    $ 564,675   $    (939)
Net income                                                                        84,737
Cash dividends paid                                                              (34,002)
Amortization of restricted
   stock awards                                                                                  481
Purchase of treasury stock
Exercise of stock options                                                         (9,939)
Issuance of restricted/deferred stock                                                519      (1,250)
Conversion of preferred to common               8                    22,492
Common stock dividend                          76          122                      (198)
Other                                                                17,810
                                        ---------    ---------    ---------    ---------   ---------
Balance at September 30, 2001           $     226    $     367    $ 110,383    $ 605,792   $  (1,708)
                                        =========    =========    =========    =========   =========


                                        Accumulated
                                           Other
                                        Comprehensive  Treasury
                                        Income/(Loss)    Stock        Total
                                         ----------   ----------    ---------
Balance at December 31, 2000             $  (1,721)   $(229,582)    $ 402,901
Net income                                                             84,737
Cash dividends paid                                                   (34,002)
Amortization of restricted
   stock awards                                                           481
Purchase of treasury stock                             (127,786)    ( 127,786)
Exercise of stock options                                49,987        40,048
Issuance of restricted/deferred stock                       838           107
Conversion of preferred to common                                      22,500
Common stock dividend                                                      --
Other                                       (3,038)                    14,772
                                         ---------    ---------     ---------
Balance at September 30, 2001            $  (4,759)   $(306,543)    $ 403,758
                                         =========    =========     =========


   Total comprehensive income was $81,699 for the nine-month period ended September 30, 2001.

See accompanying notes to consolidated financial statements.

                             THE JOHN NUVEEN COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                 (IN THOUSANDS)

                                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                                            -------------------------------
                                                                                  2001         2000
                                                                                  ----         ----
Cash flows from operating activities:
     Net income                                                                $  84,737    $  78,875
     Adjustments to reconcile net income to net cash
        provided from (used for) operating activities:
          Deferred income taxes                                                    1,097        1,372
          Depreciation of fixed assets                                             3,736        3,339
          Amortization of goodwill and other intangible assets                     6,221        5,990
     Net (increase) decrease in assets:
          Management and distribution fees receivable                             42,521      (32,847)
          Other receivables                                                       14,193       13,217
          Nuveen defined portfolios                                               (3,987)      15,594
          Bonds and notes                                                            414         (109)
          Prepaid expenses and other assets                                        1,420          390
     Net increase (decrease) in liabilities:
          Accrued compensation and other expenses                                (17,498)     (17,244)
          Deferred compensation                                                   (1,370)      (2,833)
          Security purchase obligations                                            4,440        4,769
          Other liabilities                                                        3,417      (32,490)
     Other                                                                        18,957          246
                                                                               ---------    ---------
                      Net cash provided from operating activities                158,298       38,269
                                                                               ---------    ---------

Cash flows from financing activities:
     Notes Payable:
          Proceeds from new loans                                                173,000         --
     Dividends paid                                                              (34,002)     (29,820)
     Proceeds from stock options exercised                                        40,048       20,613
     Acquisition of treasury stock                                              (127,786)     (28,697)
                                                                               ---------    ---------
                      Net cash provided from (used for) financing activities      51,260      (37,904)
                                                                               ---------    ---------

Cash flows from investing activities:
     Symphony acquisition, net of cash received                                 (203,179)        --
     Net purchase of office furniture and equipment                               (6,704)     (13,029)
     Proceeds from sales of investment securities                                 20,623       16,896
     Purchases of investment securities                                           (5,805)      (1,626)
     Proceeds from Rittenhouse stock options exercised                              --         32,685
     Repurchase of Rittenhouse stock                                                --        (46,454)
     Other                                                                        (8,556)         972
                                                                               ---------    ---------
                      Net cash used for investing activities                    (203,621)     (10,556)
                                                                               ---------    ---------

Increase/(decrease) in cash and cash equivalents                                   5,937      (10,191)
Cash and cash equivalents:
     Beginning of year                                                            72,351       28,373
                                                                               ---------    ---------
     End of period                                                             $  78,288    $  18,182
                                                                               ---------    ---------


Supplemental Information:
     Taxes paid                                                                $  30,404    $  44,239
     Interest paid                                                             $   1,711    $   2,660


See accompanying notes to consolidated financial statements

                             THE JOHN NUVEEN COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2001

         NOTE 1  BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of The John Nuveen Company and its wholly owned subsidiaries ("the Company") and have been prepared in conformity with accounting principles generally accepted in the United States of America. These financial statements have also been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures have been omitted pursuant to such rules and regulations. As a result, these financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's latest annual report on Form 10-K.

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

         NOTE 2  EARNINGS PER COMMON SHARE

         On August 9, 2001, the Company's Board of Directors authorized a 3-for-2 stock split of its common stock to shareholders of record on September 20, 2001. All references in the consolidated financial statements and notes to number of shares, per share amounts and market prices of the Company's common stock have been restated to reflect the increased number of shares outstanding.

         The following set of tables sets forth a reconciliation of net income and common shares used in the basic and diluted earnings per share computations for the nine-month periods and the three-month periods ended September 30, 2001 and September 30, 2000.

         --------------------------------------- -----------------------------------------------------------------------
         In thousands,                                                For the nine months ended
         except per share data                           September 30, 2001                 September 30, 2000
         --------------------------------------- ----------------------------------- -----------------------------------
                                                      Net                 Per-share      Net                Per-share
                                                    income     Shares      amount       income    Shares      amount
                                                 ----------- ---------- ------------ ---------- ---------- -------------
         Net income                                $84,737                              $78,875
         Less:  Preferred stock dividends           (1,125)                              (1,688)
                                                   -------                              -------
         Basic EPS                                  83,612     47,123         $1.77      77,187   46,871          $1.65
         Dilutive effect of:
              Restricted/deferred stock               -           136                      -         143
              Employee stock options                  -         1,840                      -       1,322
              Assumed conversion of
                    preferred stock                 1,125       1,924                     1,688    2,475
                                                   -------     ------                   -------  -------
         Diluted EPS                               $84,737     51,023         $1.66     $78,875   50,811          $1.55

         ---------------------------------------------------------------------------------------------------------------


         ---------------------------------------------------------------------------------------------------------------
         In thousands,                                                For the three months ended
         except per share data                           September 30, 2001                 September 30, 2000
         --------------------------------------- ----------------------------------- -----------------------------------
                                                     Net                  Per-share      Net                Per-share
                                                   income      Shares      amount       income    Shares      amount
                                                 ----------- ---------- ------------ ---------- ---------- -------------

         Net income                                $28,763                              $26,467
         Less:  Preferred stock dividends             (281)                                (563)
                                                   -------                              -------
         Basic EPS                                  28,482     47,608          $.60     $25,904   46,952           $.55
         Dilutive effect of:
              Restricted/deferred stock               -           137                      -         137
              Employee stock options                  -         1,883                      -       1,618
              Assumed conversion of
                    Preferred stock                    281      1,237                       563    2,475
                                                   -------      ------                  -------   ------
         Diluted EPS                               $28,763     50,865          $.57     $26,467   51,182           $.52

         ---------------------------------------------------------------------------------------------------------------



         Options to purchase 45,000 and 24,000 shares of the Company's common stock were outstanding at September 30, 2001 and 2000, respectively, but were not included in the computation of diluted earnings per share because the options' respective weighted average exercise prices of $43.41 and $30.85 per share were greater than the average market price of the Company's common shares during the applicable period.

         NOTE 3  NET CAPITAL REQUIREMENT

         Nuveen Investments, the Company's wholly owned broker/dealer subsidiary, is subject to the Securities and Exchange Commission Rule 15c3-1, the "Uniform Net Capital Rule," which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, as these terms are defined, shall not exceed 15 to 1. At September 30, 2001, its net capital ratio was 1.77 to 1 and its net capital was $29,340,000, which is $25,875,000 in excess of the required net capital of $3,464,000.

         NOTE 4   ACQUISITION OF SYMPHONY ASSET MANAGEMENT

         On July 16, 2001, Nuveen acquired Symphony Asset Management, LLC ("Symphony"). Symphony is an institutional investment manager based in San Francisco. As a result of the acquisition, Nuveen's product offerings have expanded to include alternative investments for institutional investors.

         The aggregate purchase price was $210 million, of which approximately $11.2 million was allocated to the net book value of assets acquired. Net book value consisted primarily of cash, fee receivables and payables. The remaining purchase price has been allocated to identifiable intangible assets and goodwill.

         SFAS No. 141 specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Intangible assets determined to have an indefinite useful life and goodwill acquired in a purchase business combination completed after June 30, 2001, but before SFAS No. 142 is adopted in full, will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS No. 142 accounting literature. Intangible assets with estimable useful lives must be amortized over their respectful useful lives and evaluated for impairment.

         Nuveen has engaged external valuation experts to value the business to determine the final purchase price allocation; thus, the allocation in the accompanying September 30, 2001 balance sheet is subject to modification. In addition, the FASB continues to issue guidance regarding the implementation of SFAS No. 141 and SFAS No. 142, including the evaluation and determination of the lives of intangible assets. This guidance will be considered in arriving at the final purchase price allocation of Symphony and may result in incremental amortization expense in the fourth quarter of 2001 to the extent that certain intangible assets are determined to have definite lives.

         The following unaudited pro forma information for the nine-month periods ended September 30, 2001 and 2000 reflect a summary of the consolidated results of operations of Nuveen and the acquired business as if the acquisition had occurred on January 1, 2000. (In thousands, except per share data).

         -----------------------------------------------------------------------
                                       Nine months ended    Nine months ended
                                       September 30, 2001   September 30, 2000
         -----------------------------------------------------------------------
         Revenues                           $285,576            $308,057
         --------------------------------   --------            --------
         Net Income                         $ 84,489            $ 91,139
         --------------------------------   --------            --------
         Earnings per common share (fully
         diluted)                           $   1.66            $   1.79
         -----------------------------------------------------------------------

         Revenues for the nine months ended September 30, 2000 include above average performance fees. At the time of the Symphony acquisition, it was not anticipated that Symphony would generate the same level of fees in 2001.

         NOTE 5   NOTES PAYABLE

         On August 10, 2000, the Company entered into a $250 million revolving line of credit with a group of banks that extends through August 2003. The committed line is divided into two equal facilities, one of which has a three-year term, the other is renewable in 364 days. Proceeds from borrowings under the facility are used for fulfilling day to day cash requirements and general corporate purchases including acquisitions, share repurchases and asset purchases. The rate of interest payable under the agreement is, at the Company's option, a function of one of various floating rate indices. The agreement requires the Company to pay a facility fee at an annual rate of .095% of the committed amount for the three-year facility and .08% of the committed amount for the 364-day facility. The Company has the option to provide collateral to secure borrowings under this line of credit. At September 30, 2001, $77 million was available under this committed credit line.

                          PART I. FINANCIAL INFORMATION
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                               SEPTEMBER 30, 2001



DESCRIPTION OF THE BUSINESS

Our principal businesses are asset management and related research as well as the development, marketing, and distribution of investment products and services for the affluent, high-net-worth and the institutional market segments. We distribute our investment products and services, including mutual funds, exchange-traded funds, defined portfolios, and individually managed accounts, to the affluent and high-net-worth market segments through unaffiliated intermediary firms including broker-dealers, commercial banks, affiliates of insurance providers, financial planners, accountants, consultants and investment advisors. We provide investment products and services directly to the institutional market.

The financial advisors we support serve affluent and high-net-worth investors. We provide consultative services to these financial advisors with a primary focus on managed assets for fee-based customers and structured investment services for transaction based advisors.

Our primary business activities generate three principal sources of revenue: (1) ongoing advisory fees earned on assets under management, including mutual funds, exchange-traded funds, and individually managed accounts, (2) distribution revenues earned upon the sale of defined portfolio and mutual fund products and
(3) incentive fees earned on certain institutional accounts based on performance of such accounts.

Sales of our products, and their profitability, are directly affected by many variables, including investor preferences for equity, fixed-income or other investments, the availability and attractiveness of competing products, market performance, changes in interest rates, inflation, and income tax rates and laws.

RECENT EVENTS

On July 16, 2001, we completed the acquisition of Symphony Asset Management LLC ("Symphony") for $210 million in cash. These funds were provided through a combination of cash on hand and borrowings under our committed credit facilities. The transaction price will have potential additional future payments of up to a maximum of $180 million based on Symphony reaching specified performance and growth targets for its business. Any future payments would be accounted for as additional goodwill. Symphony, an institutional investment manager based in San Francisco, manages approximately $4 billion in portfolios designed to reduce risk through market-neutral and other strategies in several equity and fixed-income asset classes. Symphony's business generates two principal sources of revenue: (1) ongoing advisory fees based on assets under management, and (2) incentive fees earned on certain institutional accounts based on performance of the accounts.

On August 9, 2001, we announced a 3-for-2 stock split of our common stock.
The stock split was effected as a dividend to shareholders of record as of September 20, 2001. Shareholders received one additional share of Nuveen common stock for every two shares that they owned as of the record date. For comparability, prior period share information has been restated for the split.

The Board of Directors for each of the Nuveen Money Market Funds decided to close all of the Funds effective August 24, 2001. Due to shrinking demand from investors who increasingly use brokerage sweep accounts for their cash management needs, the Funds did not maintain a self-sustaining level of assets. The closing of the Nuveen Money Market Funds is not expected to have a material effect on our business, as the Money Market Fund assets under management were relatively immaterial.

SUMMARY OF OPERATING RESULTS

The table below presents the highlights of our operations for the three-month and nine-month periods ended September 30, 2001 and 2000:

    FINANCIAL RESULTS SUMMARY
    COMPANY OPERATING STATISTICS
    ($ in millions except per share amounts)

  ---------------------------------------------------------------------------------------------------------
                                              For the third quarter of      For the first nine months of
                                             2001      2000     % change     2001     2000      % change
                                             ----      ----     --------     ----     ----      --------
    Gross sales of investment products     $ 3,227  $  2,371       36%     $10,294  $ 8,292       24 %
    Assets under management (1)(2)          66,477    61,003        9       66,477   61,003        9
    Operating revenues                        97.5      89.0       10        269.5    266.6        1
    Operating expenses                        48.5      47.4        2        130.3    143.1       (9)
    Pretax income                             47.9      44.1        9        140.1    131.1        7
    Net income                                28.8      26.5        9         84.7     78.9        7
    Basic earnings per share (3)              0.60      0.55        9         1.77     1.65        7
    Diluted earnings per share (3)            0.57      0.52       10         1.66     1.55        7
    Dividends per share (3)                   0.24      0.21       14         0.69     0.60       15

  ---------------------------------------------------------------------------------------------------------

(1)   At period end
(2)   Excludes defined portfolio assets under surveillance
(3)   Prior period have been adjusted to reflect the 3-for-2 stock split

Gross sales were up 36% for the quarter while net flows (equal to the sum of sales, reinvestments and exchanges less redemptions) were $1.5 billion, an increase of $0.4 billion versus net flows for the third quarter of 2000. Driven by the inclusion of approximately $4.0 billion in Symphony assets and an increase in average assets under management, total assets at the end of the quarter grew $5.5 billion to $66.5 billion.

Operating revenues for the quarter totaled $97.5 million, an increase of 10% over the $89.0 million in operating revenues recorded in the third quarter of 2000. An increase in average assets under management and the inclusion of Symphony resulted in a 9% increase in advisory fees. This increase was partially offset by a decline in distribution revenue as a result of declining sales of equity defined portfolio products.

Operating expenses for the quarter increased 2% when compared with the prior year as a result of the inclusion of Symphony asset management expenses in the third quarter of 2001. Excluding the impact of Symphony, operating expenses declined 4% due to reduced compensation and benefits as well as a reduction in advertising and promotion spending.

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

Gross sales of investment products for three-month and nine-month periods ended September 30, 2001 and 2000 are shown below:


GROSS INVESTMENT PRODUCT SALES
(in millions)
                                 THREE MONTHS ENDED  NINE MONTHS ENDED
                                     SEPTEMBER 30,      SEPTEMBER 30,
                                    2001      2000      2001      2000
                                    ----      ----      ----      ----
Managed Assets:
  Exchange-Traded Funds          $   964   $     -   $ 2,704   $    46
  Mutual Funds                       294       211       888       766
  Retail Managed Accounts          1,491     1,181     5,184     3,706
  Institutional Managed Accounts     167       216       409       567
                                 -------   -------   -------   -------
     Total Managed Assets          2,916     1,608     9,185     5,085
Defined Portfolios                   311       763     1,108     3,207
                                 -------   -------   -------   -------

          Total                  $ 3,227   $ 2,371   $10,293   $ 8,292
                                 =======   =======   =======   =======



Gross sales of investment products increased 24% for the nine-month period ended September 30, 2001 when compared with the same period in 2000. Driving this increase was the issuance of approximately $2.1 billion of new municipal exchange-traded fund common shares and $0.6 billion in MuniPreferred(TM) shares. Managed account sales were also strong, growing 31% reflecting both strong Rittenhouse equity performance in 2000 and high-net-worth investors' balancing of their portfolios with municipals. Our strong sales in exchange-traded funds and managed accounts were partially offset by lower equity defined portfolio sales as a result of equity market volatility, particularly in the technology sector.

The following table summarizes net assets under management:

NET ASSETS UNDER MANAGEMENT (1)
 (in millions)

                          SEPTEMBER 30,  DECEMBER 31,   SEPTEMBER 30,
                              2001          2000            2000
                              ----          ----            ----
Managed Assets:
  Mutual Funds              $11,843        $11,485        $11,292
  Exchange-Traded Funds      31,397         28,355         27,575
  Managed Accounts           23,237         21,699         21,661
  Money Market Funds           --              472            475
                            -------        -------        -------

     Total                  $66,477        $62,011        $61,003
                            =======        =======        =======

(1)  Excludes defined portfolio product assets under surveillance


Assets under management grew 9% to $66.5 billion, an increase of $5.5 billion from the end of September 2000. Symphony assets accounted for approximately $4.0 billion of the increase, while strong net flows in both our equity and municipal products more than offset equity market declines and a reduction in assets due to the closing of the money market funds.

Investment advisory fee income, net of sub-advisory fees and expense reimbursements, is shown in the following table:


Investment Advisory Fees
(in thousands)

                        Three Months Ended     Nine Months Ended
                            September 30,        September 30,
                           2001      2000       2001        2000
                           ----      ----       ----        ----

Mutual Funds            $ 14,470   $ 13,600   $ 42,630   $ 39,212

Exchange-Traded Funds     44,319     41,365    128,993    121,183
Managed Accounts          27,065     23,740     71,982     69,851
Money Market Funds           270        450      1,074        831
                        --------   --------   --------   --------
     Total              $ 86,124   $ 79,155   $244,679   $231,077
                        ========   ========   ========   ========


Advisory fees for the nine-month period ended September 30, 2001, increased 6% over the same period in 2000. Symphony accounted for 3% of the increase, while exchange-traded funds and mutual funds drove the remainder. The increase in fees on exchange-traded funds was the result of an increase in average assets under management, which was driven by the issuance of new shares in 2001 and appreciation of underlying municipal assets. The increase in mutual fund and money market fund fees was due to an increase in average assets under management coupled with a reduction in reimbursed expenses as a result of significant one-time expense reimbursements recorded in 2000. These increases were partially offset by a decline in advisory fees on managed accounts as a result of equity market declines.

Underwriting and distribution revenue for the three-month and nine-month periods ended September 30, 2001 and 2000 is shown in the following table:


Underwriting and Distribution Revenue
    (in thousands)

                        Three Months Ended    Nine Months Ended
                          September 30,          September 30,
                          2001      2000        2001      2000
                          ----      ----        ----      ----

Mutual Funds            $   495   $   897     $ 2,357   $ 2,716
Defined Portfolios        3,506     6,366       9,323    27,022
MuniPreferred(TM)           441       330       1,066     1,016
Exchange-Traded Funds       643      --         1,601      --
                        -------   -------     -------   -------
     Total              $ 5,085   $ 7,593     $14,347   $30,754
                        =======   =======     =======   =======


Total underwriting and distribution revenue for the first nine months of 2001 declined $16.4 million when compared with the same period in 2000. Distribution revenue for the equity defined portfolio products declined $19.1 million for this period driven by lower equity product sales. Partially offsetting this decline were increases in exchange-traded fund underwriting revenue as a result of our new municipal offerings in 2001.

POSITIONING PROFITS/(LOSSES)

We record positioning profits or losses from changes in the market value of the inventory of unsold investment products and other securities held by our broker-dealer subsidiary, Nuveen Investments. At times, we hedge certain of our fixed-income based holdings against fluctuations in interest rates using financial futures. We recorded net positioning gains of $2.2 million in the first nine months of 2001. This compares to net gains of $0.4 million recorded in the first nine months of 2000.

OPERATING EXPENSES

Operating expenses declined $12.7 million for the nine-month period ended September 30, 2001 compared to the nine-month period of the prior year. This decrease is primarily due to a reduction in advertising and promotional expenditures as well as declines in compensation and benefits and travel and entertainment expense.

Compensation and related benefits for the nine-month period ended September 30, 2001 decreased $1.8 million compared to the same period in the prior year. This decrease is due to a reduction in base compensation as a result of headcount reductions and a reduction in profit sharing expense. The reduction in profit sharing expense is primarily the result of reduced sales commissions due to lower defined portfolio sales in the first nine months of 2001. These declines were partially offset by an increase in expense due to the inclusion of Symphony expenses.

Advertising and promotional expenditures decreased $14.0 million for the first nine months of 2001 compared to the first nine months of 2000. This decrease is due to an increased level of spending in the first nine months of 2000 resulting from our brand awareness campaign and a reduction in 2001 spending behind our defined portfolio business.

All other operating expenses, including occupancy and equipment costs, travel and entertainment and other, increased $3.1 million in the first nine months of 2001 as a result of the inclusion of Symphony expenses and an increase in fund organization expenses as a result of our new exchange-traded fund offerings in the first nine months of 2001.

NON-OPERATING INCOME/(EXPENSE)

Non-operating income/(expense) is comprised primarily of net interest income/(expense) and other miscellaneous non-operating revenue/(expense).

Interest and dividend revenue was down $0.8 million in the first nine months of 2001 when compared with the same period in 2000. This decrease is a result of a decline in cash on hand as a result of the Symphony acquisition. Interest expense decreased $0.3 million in the first nine months of 2001 compared to the prior year as a result of a decline in interest expense on deferred compensation, offset partially by an increase due to the debt incurred in association with the acquisition of Symphony.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001 as well as the purchase method for business combinations completed after June 30, 2001. SFAS No. 142 provides guidance on how to account for goodwill and intangible assets acquired individually or as part of a group of assets not acquired in a business combination and the subsequent accounting and measurement for goodwill and intangibles, regardless of how acquired. Under SFAS No. 142, goodwill and certain other intangible assets will no longer be amortized and will be tested for impairment at least annually. Intangible assets with a definite life will continue to be amortized. Effective January 1, 2001, the nonamortization and impairment rules will apply to existing goodwill and intangible assets. The Company currently carries approximately $200 million of goodwill on its balance sheet, which is amortized at an annual rate of $8 million.

Upon adoption of SFAS No. 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by March 31, 2002. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 by March 31, 2002. Any impairment loss will be measured as of January 1, 2002 and recognized as a cumulative effect of a change in accounting principle in the first quarter of 2002. Further, SFAS No. 142's transitional goodwill impairment evaluation requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of January 1, 2002. Because of the extensive effort needed to comply with adopting SFAS No. 142, it is not practicable to reasonably estimate the impact of adopting this Statement on the Company's financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as a cumulative effect of a change in accounting principle.

CAPITAL RESOURCES, LIQUIDITY
AND FINANCIAL CONDITION

Our principal businesses are not capital intensive and, historically, we have met our liquidity requirements through cash flow generated by operations. In addition, our broker-dealer subsidiary occasionally utilizes available, uncommitted lines of credit, which approximate $300 million, to satisfy periodic, short-term liquidity needs. As of September 30, 2001, no borrowings were outstanding on these uncommitted lines of credit. In August 2000 we entered into a $250 million committed line of credit with a group of banks to ensure an ongoing liquidity source for general corporate purposes including acquisitions. The new committed line is divided into two equal facilities, one of which has a three-year term, the other is renewable in 364 days. As of September 30, 2001, the outstanding balance under this committed credit line was $173 million. The proceeds from these facilities were used in part to fund the Symphony acquisition.

At September 30, 2001, we held in treasury 12,009,730 shares of Class A common stock acquired in open market transactions and in transactions with our Class B shareholder, The St. Paul Companies, Inc. As part of an ongoing repurchase program, we are authorized to purchase approximately 3.3 million additional shares.

During the first nine months of 2001, we paid out dividends on common shares totaling $32.9 million and on preferred shares totaling $1.1 million. In the second quarter of 2001, 50% of the outstanding preferred stock shares were converted to common shares, pursuant to the terms of the charter provision of the preferred stock agreement, resulting in an increase in dividends on common shares and a corresponding decline in preferred dividends in the third quarter.

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

FORWARD-LOOKING INFORMATION

From time to time, information we provide or information included in our filings with the SEC (including this report on Form 10-Q) may contain statements which are not historical facts but are forward-looking statements reflecting management's expectations and opinions. Our actual future results may differ significantly from those anticipated in any forward-looking statements due to numerous factors. These include, but are not limited to, the effects of the substantial competition that we, like all market participants, face in the investment management business, including competition for continued access to the brokerage firms' retail distribution systems, our reliance on revenues from investment management contracts which are renewed annually according to their terms, burdensome regulatory developments, recent accounting pronouncements, and unforeseen developments in litigation. We undertake no responsibility to update publicly or revise any forward-looking statements.

                          PART I. FINANCIAL INFORMATION
       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                               SEPTEMBER 30, 2001

We are exposed to market risk from changes in interest rates, which may adversely affect our results of operations and financial condition. We are exposed to this risk primarily in our fixed-income defined portfolio inventory and at times, seek to minimize the risks from these interest rate fluctuations through the use of derivative financial instruments. We do not use derivative financial instruments for trading or other speculative purposes and are not party to any leveraged financial instruments. There were no open derivative financial instruments at September 30, 2001.

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

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         As previously reported most recently in the Form 10-Q for June 30, 2001, a lawsuit (Civil Action No. 97 C 5255) brought in June, 1996 by certain shareholders is currently pending in federal district court for the Northern District of Illinois against Nuveen Advisory. The suit was originally brought against John Nuveen & Co. Incorporated, Nuveen Advisory, six Nuveen investment companies (the "Funds") managed by Nuveen Advisory and two of the Funds' former directors seeking unspecified damages, an injunction and other relief. The suit also sought certification of a defendant class consisting of all Nuveen-managed leveraged funds.

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

         On March 30, 1999, the court entered a memorandum opinion and order (1) granting the Defendants' motion to dismiss all of Plaintiffs' counts against the defendants other than Nuveen Advisory, (2) granting Nuveen Advisory's motion to dismiss all of Plaintiffs' counts against it other than breach of fiduciary duty under Sections 36(b) of the Investment Company Act of 1940, and (3) denying the Plaintiffs' motion to certify a plaintiff class and a defendant class. No appeal was made by Plaintiffs of this decision, and the remaining Section 36(b) count against Nuveen Advisory has proceeded through the discovery phase.

         As to alleged damages, Plaintiffs have claimed as damages the portion of all advisory compensation received by Nuveen Advisory from the Funds during the period from June 21, 1995 to the present that is equal to the proportion of each Fund's preferred stock to its total assets. The preferred stock constitutes approximately one third of the Funds' assets so the amount claimed would equal approximately one third of management fees received by Nuveen Advisory for managing the Funds during this period, or more than $60 million. Nuveen Advisory believes that it has no liability and that Plaintiffs have suffered no damages and has filed a motion for summary judgement as to liability only. In a memorandum opinion dated September 6, 2001, the court granted Nuveen Advisory's motion for summary judgment, thereby terminating the litigation before the court. Plaintiffs appealed this decision on October 8, 2001.

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 5.  OTHER INFORMATION

         Jay S. Fishman was appointed to the Company's Board of Directors effective October 31, 2001. Mr. Fishman is the Chairman and Chief Executive Officer of The St. Paul Companies, Inc., the majority shareholder of the registrant. His appointment fills a vacancy on the board and increases the number of current directors to eight.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a) Exhibits.

           None

        b) Reports on Form 8-K.

           A report on Form 8-K was filed with the Securities and Exchange Commission on June 15, 2001. Amendment No. 1 to this Form 8-K was filed on August 13, 2001. Amendment No. 2 to this Form 8-K was filed on August 15, 2001.

                                    SIGNATURE



                    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                THE JOHN NUVEEN COMPANY
                                                (Registrant)









         DATE:    November 14, 2001
                                                By /s/ JOHN P. AMBOIAN
                                                --------------------------------
                                                John P. Amboian
                                                President






         DATE:    November 14, 2001
                                                By /s/ MARGARET E. WILSON
                                                --------------------------------
                                                Margaret E. Wilson
                                                Senior Vice President of Finance
                                                (Principal Accounting Officer)