Form 10-K
period 2001-12-31
NUVEEN JOHN COMPANY
filed 2002-03-28
CIK 885708

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

__  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE TRANSITION PERIOD FROM _____ TO ____________

                         Commission file number 1-11123

                            THE JOHN NUVEEN COMPANY
             (Exact name of registrant as specified in its charter)





                    DELAWARE                                        36-3817266
           (State of other jurisdiction of                        (I.R.S. Employer
            incorporation or organization)                       Identification No.)


              333 WEST WACKER DRIVE                                    60606
                CHICAGO, ILLINOIS                                    (Zip Code)
      (Address of principal executive offices)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:                 312-917-7700

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



                           Yes  X     No
                              ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K._____


     The aggregate market value of the outstanding Common Stock held by non-affiliates of the Registrant on March 22, 2002 was $566,476,000.

     The number of shares of the Registrant's Common Stock outstanding at March 22, 2002 was 47,460,775 consisting of 10,798,168 shares of Class A Common Stock, $.01 par value, and 36,662,607 shares of Class B Common Stock, $.01 par value.


                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrants Annual Report to Shareholders for the year ended December 31, 2001 are incorporated by reference into Parts II and IV of this report. Portions of Registrant's Proxy Statement relating to the annual meeting of stockholders to be held May 9, 2002 are incorporated by reference into Parts I and III of this report.

                                     PART I

ITEM 1. BUSINESS

GENERAL

The principal businesses of The John Nuveen Company (the "Company") are asset management and related research, as well as the development, marketing and distribution of investment products and services for the affluent, high-net-worth and the institutional market segments. We distribute our investment products and services, including mutual funds (open-end funds), exchange-traded funds (closed-end funds), defined portfolios, and separately managed accounts, to the affluent and high-net-worth market segments through unaffiliated intermediary firms, broker/dealers, commercial banks, affiliates of insurance providers, financial planners, accountants, consultants and investment advisers. We also provide investment products and services to institutional markets.

The Company's operations are organized around nine subsidiaries including Nuveen Investments (previously known as John Nuveen & Co. Incorporated), a registered broker and dealer in securities under the Securities Exchange Act of 1934, and six investment advisory subsidiaries registered under the Investment Advisers Act of 1940. These include Nuveen Advisory Corp. ("NAC"), Nuveen Institutional Advisory Corp. ("NIAC"), Nuveen Asset Management Inc. ("NAM"), Nuveen Senior Loan Asset Management Inc. ("NSLAM"), Rittenhouse Financial Services, Inc. ("Rittenhouse") and Symphony Asset Management, LLC ("Symphony"). Nuveen Investments provides investment product distribution and related services for the Company's managed funds and defined portfolios. NAC, NIAC and NSLAM provide investment management for, and administer the business affairs of, the Nuveen managed funds. NAM, Symphony and Rittenhouse provide investment management services for individual and institutional managed accounts; Rittenhouse also acts as sub-adviser and portfolio manager for a mutual fund managed by NIAC. The Company's other two investment subsidiaries are not registered broker dealers or investment advisors and do not provide product distribution or investment management services for the Company.

The Company, headquartered in Chicago, has offices in New York, NY, Irvine, CA, Radnor, PA, and San Francisco, CA and has sales representatives located nationally. The Company is the successor to a business formed in 1898 by Mr. John Nuveen, which served as an underwriter and trader of municipal bonds. This core business was augmented in 1961 when the Company developed and introduced its first municipal defined portfolio, which is a fixed portfolio of municipal securities selected and purchased by the Company and deposited in a trust. The Company introduced its first municipal mutual fund in 1976, its first municipal money market fund in 1981, and its first municipal exchange-traded fund in 1987. The Company began providing individual managed account services to investors in early 1995, sponsored its first equity mutual fund in 1996 and its first equity defined portfolio in 1997.

On August 31, 1997, the Company completed the acquisition of all of the outstanding stock of Rittenhouse, which specializes in managing individual equity and balanced portfolios primarily for high-net-worth individuals served by financial advisors. Rittenhouse managed approximately $9.1 billion in predominantly growth equity assets at the acquisition date.

During 1999, the Company expanded its product line by introducing products comprised of senior secured corporate floating rate loans. On September 17, 1999, the Company completed the sale of its investment banking business to US Bancorp Piper Jaffray. In conjunction with the sale, the Company no longer underwrites and distributes municipal and corporate bonds or serves as remarketing agent for variable rate bonds.

On July 16, 2001, the Company completed the acquisition of Symphony. Symphony is an institutional investment manager based in San Francisco. As a result of the acquisition, the Company's product offerings have expanded to include alternative investments for institutional investors designed to reduce risk through market neutral and other strategies in several equity and fixed-income asset classes. Symphony managed approximately $4.1 billion in institutional assets at the acquisition date.

The Company was incorporated in the State of Delaware on March 23, 1992, as a wholly-owned subsidiary of The St. Paul Companies, Inc. ("St. Paul"). John Nuveen & Co., the predecessor of the Company, had been a wholly owned subsidiary of St. Paul since 1974. During 1992, St. Paul sold a portion of its ownership interest in the Company through a public offering. As of the date of this report, St. Paul owns approximately 77% of the outstanding voting securities of the Company.

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

GROSS SALES OF INVESTMENT PRODUCTS

The following table summarizes gross sales for the Company's products for the past three years, including managed assets and defined portfolios:

                       GROSS SALES OF INVESTMENT PRODUCTS
                                 (IN THOUSANDS)

                                             -----------------------------------------
                                                 2001           2000           1999
                                             -----------------------------------------
Managed Accounts:
  Retail                                     $ 6,882,639    $ 4,943,357    $ 6,486,652
  Institutional                                  687,078        750,191        614,399
                                             -----------------------------------------
     Total                                     7,569,717      5,693,548      7,101,051

Mutual Funds:
  Municipal                                      982,323        532,890      1,081,513
  Equity and Income                              252,778        489,571        453,141
  Alternative Investment                          10,600              -              -
                                             -----------------------------------------
     Total                                     1,245,701      1,022,461      1,534,654

Exchange-Traded Funds:
  Common                                       2,763,778              -      1,288,243
  Preferred                                    1,173,606         45,364      1,482,085
                                             -----------------------------------------
     Total                                     3,937,384         45,364      2,770,328

                                             -----------------------------------------
Total Managed Assets                          12,752,802      6,761,373     11,406,033

Defined Portfolios:
  Primary - Municipal                            578,086        541,982        512,198
  Primary - Equity and Taxable Fixed-Income      742,347      3,357,844      2,027,702
  Secondary                                      160,607        147,217        119,928
                                             -----------------------------------------
     Total Defined Portfolio Sales             1,481,040      4,047,043      2,659,828

                                             -----------------------------------------
Total Sales                                  $14,233,842    $10,808,416    $14,065,861
                                             =========================================

NET FLOWS OF INVESTMENT PRODUCTS


The following table summarizes net flows (equal to sales, reinvestments and exchanges less redemptions) for the Company's products for the past three years:

                                   NET FLOWS
                                 (IN THOUSANDS)

                                                        Year Ended December 31,
                                             -------------------------------------------
                                                 2001             2000           1999
                                             -------------------------------------------
Managed Accounts:
  Retail                                     $ 3,127,157      $ 1,334,978     $3,736,728
  Institutional                               (1,070,021)        (407,613)       128,647
                                             -------------------------------------------
    Total                                      2,057,136          927,365      3,865,375

Mutual Funds:
  Municipal                                      432,443         (477,906)        12,107
  Equity and Income                              (45,704)         196,188        265,895
  Alternative Investment                        (139,400)              --             --
                                             -------------------------------------------
    Total                                        247,339         (281,718)       278,002

Exchange-Traded Funds                          3,954,632           55,952      2,841,907
                                             -------------------------------------------
Total Managed Assets                           6,259,107          701,599      6,985,284

Defined Portfolios                             1,481,040        4,047,043      2,659,828
                                             -------------------------------------------
Total                                        $ 7,740,147       $4,748,642     $9,645,112
                                             ===========================================

The following table shows net assets managed by the Company at December 31 for each of the past three years. Defined portfolio assets under surveillance are not included in net assets under management since the portfolios are not actively managed and generally generate up-front distribution revenues rather than ongoing advisory fees.


                          NET ASSETS UNDER MANAGEMENT
                                 (IN MILLIONS)

                                               December 31,
                                  ------------------------------------------
                                      2001            2000           1999
                                  ------------------------------------------
Managed Accounts:
     Retail                        $18,959        $18,553        $17,180
     Institutional                   5,712          3,146          3,715
                                  ------------------------------------------
       Total                        24,671         21,699         20,895


Mutual Funds:
     Municipal                       9,834          9,446          9,493
     Equity and Income               1,763          2,039          1,913
     Alternative Investment            217              -              -
                                  ------------------------------------------
        Total                       11,814         11,485         11,406

Money Market Funds                       -            472            637
                                  ------------------------------------------
Exchange-Traded Funds               32,000         28,355         26,846
                                  ------------------------------------------

                                  ==========================================
Total Managed Assets                68,485        $62,011        $59,784
                                  ==========================================


PRODUCT DISCUSSIONS

MANAGED ASSETS

OVERVIEW
As of December 31, 2001, the Company offered 39 equity, balanced, taxable fixed-income, senior loan and municipal mutual funds. These funds are actively managed and continuously offered to sell their shares at prices based on the daily net asset values of their portfolios. Daily redemption at net asset value is offered by 38 of the funds, with one (organized as a closed-end
"interval" fund) offering quarterly redemption. The investment objectives and asset mixes of the mutual funds vary; however, most are managed with a view towards reduced risk and tax efficient results for the investor.

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

The Company sponsors 81 exchange-traded funds that are actively managed. Of these funds, 79 funds invest exclusively in municipal securities while one of the remaining two funds invests in senior loans and the other invests in real estate. These funds do not continually offer to sell and redeem their shares. Rather, daily liquidity is provided by the ability to trade the shares of these funds on the New York or American Stock Exchanges, at prices that may be above or below the shares' net asset values. The municipal exchange-traded funds include insured and uninsured national and single-state funds. Most of the exchange-traded funds have a "leveraged" capital structure; these funds raised assets through the issuance of both common and preferred stock offerings. The dividends paid to preferred shareholders are based on short-term tax-free interest rates, while the proceeds from the issuance of preferred shares are invested by the funds in longer-term municipal securities. If the preferred stock dividend rate were to exceed the net rate of return earned by a fund's investment portfolio for an extended period, the exchange-traded fund's Board of Directors may consider redeeming the outstanding preferred stock. In addition, the Fund Board may consider converting a fund from its exchange-traded status into an open-end fund if the fund persistently trades on the stock exchange at deep discounts to its net asset value per share. Either of these situations may negatively affect total assets under management. During 2001, the 21 new exchange-traded funds issued $1,174 million in preferred stock.

While most of the exchange-traded funds have perpetual lives, five funds (referred to as portfolios) representing approximately $833 million in assets have a finite life and provide for a liquidating distribution of assets to investors upon reaching fixed termination dates, beginning in the year 2017.

The relative attractiveness of the Company's mutual funds and exchange-traded funds to investors depends upon many factors, including current and expected market conditions, the performance histories of the funds, their current yields and the availability of viable alternatives.

The Company, through its Rittenhouse, NAM, and Symphony subsidiaries, provides private account investment management services for individuals and institutions. The Company refers to these products as managed accounts. At December 31, 2001, Rittenhouse, NAM, and Symphony managed 70%, 16%, and 14% of these assets, respectively.

Rittenhouse follows a core growth stock strategy that centers generally on identifying large capitalization companies that are financially strong, are global leaders in their industries and generally have demonstrated consistent and predictable above-average long-term growth in earnings and, if applicable, in dividends. NAM concentrates primarily on the research, selection, and management of municipal bond portfolios. Symphony manages institutional accounts designed to reduce risk through market-neutral and other strategies in several equity and fixed-income asset classes. Rittenhouse manages accounts on both a discretionary and non-discretionary basis, while NAM and Symphony accounts are managed on a discretionary basis.

The assets under management of mutual funds, exchange-traded funds and managed accounts are affected by changes in the market values of these assets. Changing market conditions may cause positive or negative shifts in valuation, and subsequently in the advisory fees earned from these assets.

Due to the non-strategic nature of our money market funds, the Company decided to close all of the money market funds effective August 24, 2001. This is not expected to have a material effect on our business, as the Money Market Fund assets under management were relatively immaterial.

ADVISORY FEES
NAC, NIAC, NSLAM, NAM, Rittenhouse, and Symphony provide investment management services to the funds, accounts and portfolios pursuant to investment management agreements. With respect to mutual funds, the Company receives fees based either on each fund's average daily net assets or on a combination of the average daily net assets and gross interest income. With respect to managed accounts, Rittenhouse, NAM, and Symphony generally receive fees, on a quarterly basis, based on the value of the assets managed on a particular date, such as the last calendar day of a quarter, or on the average asset value for the period. Symphony also receives incentive fees earned on certain institutional accounts based on the performance of the accounts.

Institutional Capital Corporation ("ICAP") and Columbus Circle Investors ("CCI") perform portfolio management services on behalf of six of the equity mutual funds pursuant to sub-advisory agreements with NIAC. Security Capital ("SC") performs portfolio management services for our real estate based exchange-traded fund pursuant to a sub-advisory agreement with NIAC. Rittenhouse, a subsidiary of the Company, performs portfolio management services for one of the equity mutual funds pursuant to a sub-advisory agreement with NIAC.

Advisory fees earned on managed assets for each of the past three years are shown in the following table:


                   MANAGED ASSETS - INVESTMENT ADVISORY FEES

                                 (IN THOUSANDS)

                                    Year Ended December 31,
                            -------------------------------------
                              2001           2000           1999
                            -------------------------------------
Managed Accounts advisory
fees                         $97,956       $93,532        $81,627

Mutual fund advisory fees     58,677        57,380         59,768
Less: reimbursed expenses     (1,662)       (3,959)        (2,658)
                            -------------------------------------
 Net advisory fees            57,015        53,421         57,110

Money market fund advisory
 fees                          1,203         2,306          3,091
Less: reimbursed expenses       (129)       (1,010)          (740)
                            -------------------------------------
 Net advisory fees             1,074         1,296          2,351

Exchange-traded fund
 advisory fees               174,543       162,826        161,112
                            -------------------------------------
Total                       $330,588      $311,075       $302,200
                            =====================================

The Company's advisory fee schedules currently provide for maximum annual fees ranging from .45% to .60% in the case of the municipal mutual funds and .60% to 1.1% in the case of the equity and taxable income mutual funds. Maximum fees in the case of the exchange-traded funds currently range from .35% to .90% of total net assets, except with respect to the five finite-life portfolios. The investment management agreements for the finite-life portfolios provide for annual advisory fees ranging from .25% to .30%. Additionally, for the three Dividend Advantage Municipal funds offered in 1999, the twenty Dividend Advantage Municipal funds offered in 2001 and the real estate (REIT-based) fund offered in 2001, the investment management agreement specifies that for the first five years the Company will waive management fees or reimburse other expenses in an amount equal to .30% so that the total net management fees do not exceed .35% of total fund net assets for the municipal funds (including preferred share assets) and .60% of total fund net assets for the REIT fund. In each case, the management fee schedules provide for reductions in the fee rate at increased asset levels. For the separately managed accounts, fees are negotiated and are based primarily on asset size, portfolio complexity and individual needs. These fees can range from .15% to 1.00% of net asset value annually.

The Company, through its Symphony subsidiary, earns performance fees for performance above specifically defined benchmarks. These fees are recognized only at the performance measurement date contained in the individual account management agreement. Approximately 80% of the measurement dates fall in the second half of the year.

The Company pays ICAP, CCI and SC a portfolio advisory fee for sub-advisory services. The ICAP sub-advisory fee is based on the aggregate amount of average daily net assets in the four funds they sub-advise plus a supplemental fee for the assets they manage in the Nuveen European Value Fund. The CCI and SC sub-advisory fee is based on the aggregate amount of average daily net assets in the funds they sub-advise. The fee schedules provide for rate declines when specified asset levels are reached.

INVESTMENT MANAGEMENT AGREEMENTS

Each managed fund has entered into an investment management agreement with NAC, NIAC or NSLAM (each, an "Adviser"). Although the specific terms of each agreement vary, the basic terms are similar. Pursuant to the agreements, the Adviser provides overall management services to each of the funds, subject to the supervision of each fund's Board of Directors and in accordance with each fund's investment objectives and policies. The investment management agreements are approved initially by fund shareholders and their continuance must be approved annually by the directors of the respective funds, including a majority of the directors who are not "interested persons" of the Adviser, as defined in the Investment Company Act of 1940. Amendments to such agreements typically must be approved by fund shareholders. Each agreement may be terminated without penalty by either party upon 60 days written notice, and terminates automatically upon its assignment (as defined in the Investment Company Act of 1940). Such an "assignment" will take place in the event of a change in control of the Adviser. Under the Investment Company Act of 1940, a change in control of the Adviser would be deemed to occur in the event of certain changes in the ownership of the Company's voting stock. The termination of all or a portion of the investment management agreements, for any reason, could have a material adverse effect on the Company's business and results of operations.

Each fund bears all expenses associated with its operations, including the costs associated with the issuance and redemption of securities, where applicable. The fund does not bear compensation expenses of directors and officers of the fund who are employed by the Company or its subsidiaries. Some investment management agreements provide that, to the extent certain enumerated expenses exceed a specified percentage of a fund's or a portfolio's average net assets for a given year, the Adviser will absorb such excess through a reduction in the management fee and, if necessary, pay such expenses so that the year-to-date net expense will not exceed the specified percentage. In addition, the Company may voluntarily waive all or a portion of its advisory fee from a fund, and/or reimburse expenses, for competitive reasons. Reimbursed expenses for mutual funds and money market funds, including voluntary waivers, totaled $1.5 million during the year ended December 31, 2001. The Company expects to continue voluntary waivers in order to keep their products competitive. The amount of such waivers may be more or less than historical amounts.

Services provided by Rittenhouse, NAM, and Symphony to each of the individual accounts are also governed by management contracts, which are customized to suit a particular account. A majority of these contracts and of Rittenhouse and NAM's assets under management involve investment management services provided to clients who are participants in "wrap-fee" programs sponsored by unaffiliated investment advisers or broker/dealers. Such agreements, and the other investment agreements to which Rittenhouse and NAM are parties, generally provide that they are terminable without penalty upon written notice by either party within any specified period. Under the provisions of the Investment Advisers Act of 1940 such investment management agreements may not be assigned to another manager without the client's consent. The term "assignment" is broadly defined under this Act to include any direct or indirect transfer of the contract or of a controlling block of the adviser's stock by a security holder.

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

The Company distributes its investment products and services, including mutual funds, exchange-traded funds, separately managed accounts and defined portfolios, through registered representatives associated with unaffiliated national and regional broker/dealers, commercial banks and thrifts, broker/dealer affiliates of insurance agencies and independent insurance dealers, financial planners, accountants, and tax consultants (retail distribution firms). The Company provides investment products and services directly to the institutional market. The Company's distribution strategy is to maximize the liquidity and distribution potential of its investment products by maintaining strong relationships with a broad array of registered representatives. The Company has well-established relationships with registered representatives in retail distribution firms throughout the country. These registered representatives participate to varying degrees in the Company's marketing programs, depending upon: their interests in distributing investments provided by the Company; their perceptions of the relative attractiveness of the Company's managed funds, managed accounts and defined portfolios; the profiles of their customers and their clients' needs; and the conditions prevalent in financial markets. Registered representatives may reduce or eliminate their involvement in marketing the Company's products at any time, or may elect to emphasize the investment products of competing sponsors, or the proprietary products of their own firms. Registered representatives may receive compensation incentives to sell their firm's investment products or may choose to recommend to their customers investment products sponsored by firms other than the Company. This decision may be based on such considerations as investment performance, types and amount of distribution compensation, sales assistance and administrative service payments and level and quality of customer service. In addition, a registered representative's ability to distribute the Company's mutual funds is subject to the continuation of a selling agreement between the firm with which the representative is affiliated and the Company. A selling agreement does not obligate the retail distribution firm to sell any specific amount of products and is typically terminable by either party upon 60 days notice. Redeemable managed assets held in accounts at Merrill Lynch produced 14% of consolidated operating revenue in 2001.

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

Class A shares may be purchased at a price equal to the fund's net asset value plus an up-front sales charge ranging from 2.5% of the public offering price for limited-term municipal funds to 5.75% for equity. At the maximum sales charge level, approximately 90% to 95% of the sales charge is typically reallowed as concessions to retail distribution firms. From time to time, the Company may reallow all of the sales charge to retail distribution firms or waive the sales charge and advance a sales commission to such firms in connection with marketing programs or special promotions. Additionally, purchases of Class A shares which equal or exceed $1 million may be made without an up-front sales charge, but are subject to a Contingent Deferred Sales Charge ("CDSC") ranging from .75% to 1% for shares redeemed within 18 months. In order to compensate retail distribution firms for Class A share sales which are $1 million or greater, the Company advances a sales commission ranging from .50% to 1% at the time of sale. Class A shares are also subject to an annual Rule 12b-1 service fee of between .20% and ..25% of assets, which is used to compensate securities dealers for providing ongoing financial advice and other services to investors. Class B shares may be purchased at a price equal to the fund's net asset value without an up-front sales charge. Class B shares are subject to an annual Rule 12b-1 distribution fee of 75% of assets to compensate the Company for costs incurred in connection with the sale of such shares, an annual Rule 12b-1 service fee of between .20% and .25% of assets for the ongoing services of securities dealers and a CDSC, which declines from 5% to 1%, for shares redeemed within a period of 5 or 6 years. The Company compensates retail distribution firms for sales of Class B shares at the time of sale at the rate of 4% of the amount of Class B shares sold, which represents a sales commission plus an advance of the first year's annual Rule 12b-1 service fee. Class B shares convert to Class A shares after they are held for eight years.

Class C shares may be purchased without an up-front sales charge at a price equal to the fund's net asset value. However, these shares are subject to an annual Rule 12b-1 distribution fee of .55% to .75% of assets designed to compensate securities dealers over time for the sale of the fund shares, an annual Rule 12b-1 service fee of between .20% and .25% of assets used to compensate securities dealers for providing continuing financial advice and other services and a 1% CDSC for shares redeemed within 12 months of purchase. In addition, the Company advances a 1% sales commission to retail distribution firms at the time of sale and in return, receives the first year's Rule 12b-1 distribution fee and Rule 12b-1 service fee.

Class R shares are available for purchase at a price equal to the fund's net asset value with no ongoing fees or CDSCs. These shares are available primarily to clients of fee-based advisers, wrap programs and others under certain limited circumstances.

The markets for mutual funds are highly competitive, with many participating sponsors. Based upon the information available, the Company believes that it held less than a 5% share of the market with respect to net sales of mutual funds and money market funds in each of the last three years.

Common shares of the exchange-traded funds are initially sold to the public in offerings that are underwritten by a syndication group. During the year ended December 31, 2001, there were 21 new offerings issued.

Sales of managed accounts do not impact the Company's distribution revenue since there are no transaction-based revenues associated with these products.

DEFINED PORTFOLIOS

OVERVIEW

The Company is a major sponsor of defined portfolios. Each defined portfolio consists of a fixed portfolio of securities selected and purchased by the Company and deposited in a trust. The trustee of the portfolio is not affiliated with the Company. Units of undivided beneficial interest on the portfolio are sold to investors at a price equal to the per unit market price of the securities deposited in the trust plus a sales charge. Defined portfolios are not actively managed after the initial deposit. However, certain equity and taxable fixed-income portfolios may add securities in proportionate amounts of the same securities already held in order to accommodate additional inflows. New securities are not added to municipal defined portfolios after the date of deposit, and may be exchanged or substituted only under extremely limited circumstances. Securities from the portfolios can only be sold pursuant to the Company's monitoring program or for the purpose of raising cash to pay for units that have been redeemed. The proceeds of any security sales must be distributed to unit holders.

The Company created and introduced its first municipal bond defined portfolio in 1961, and now sponsors nationally diversified and single-state portfolios, uninsured portfolios, portfolios whose bonds are insured by a third party, and portfolios of varying average maturities. At December 31, 2001, the Company had 2,338 municipal trusts outstanding with an aggregate market value of $6.6 billion.

In May of 1997, the Company expanded its defined portfolio product line to include equity and taxable fixed-income defined portfolios. The Company presently offers portfolios that invest in a wide range of equity sector, index, thematic, and strategy portfolios as well as corporate debt and treasury securities. The corporate debt trusts invest in a portfolio consisting primarily of investment grade corporate debt obligations and zero coupon U.S. Treasury Obligations. The treasury trusts invest in a laddered portfolio of short and intermediate-term U.S. Treasury Obligations. At December 31, 2001, the Company had approximately 191 equity and taxable fixed-income trusts outstanding with an aggregate market value of $1.8 billion.

In January of 2002, the Company announced its intention to stop depositing continuously offered equity and fixed-income defined portfolios by the end of the first quarter in 2002. The primary reason for the change is the continued migration of customers to fee-based services away from commission-based products such as defined portfolios.

DISTRIBUTION REVENUE
Units of the Company's defined portfolios are sold to the public through financial advisors. For these sales, the Company earns a sales charge based on the public offering price of the units sold. The Company's distribution revenues include the sales charge, less an applicable concession to the distributor firm through which the units were placed. For certain equity trusts, the Company receives a deferred sales charge over a period of months following the initial sale date.

The typical sales charge for defined portfolios ranges from 3.30% to 5.95% of the public offering price (3.41% to 6.33% of the net amount invested), with reduced sales charges at various sales breakpoints. At the maximum sales charge level, the dealer concession ranges from 2.10% to 4.63% of the amount invested.

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

The following table shows the Company's defined portfolio distribution revenues during each of the last three years:

                    DEFINED PORTFOLIO DISTRIBUTION REVENUES
                                 (IN THOUSANDS)

                                                  Year Ended December 31,
                                          --------------------------------------
                                               2001         2000         1999
                                          --------------------------------------
     Distribution Revenues:
       Primary - Municipal                   $ 9,118      $ 8,226      $ 6,800
       Primary - Equity and Income             1,477       23,822       14,491
       Secondary                               2,506        1,226        1,554
                                          --------------------------------------
         Total                               $13,101      $33,274      $22,845
                                          ======================================

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

The market for the sale of defined portfolios is relatively concentrated, with only a few sponsors accounting for a majority of total sales. Based upon the information available, the Company believes that through current year sales, it continues to occupy a substantial share of the municipal defined portfolio market. The Company entered the equity and taxable fixed-income defined portfolio market in 1997. Consistent with 2000, the Company's equity and taxable fixed-income market share remains constant at 5% in 2001.

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

The following table shows net underwriting revenues, financial advisory fees and remarketing fees for each of the last three years:

                          INVESTMENT BANKING REVENUES
                                 (IN THOUSANDS)

                                                         Year Ended December 31,
                                                         -----------------------
                                                          2001   2000     1999
                                                         -----------------------
Net Underwriting Revenues                                  $--    $--    $3,563
Merger and Acquisition and Other Financial Advisory Fees    --     --     1,632
Remarketing Fees                                            --     --     1,018
                                                         -----------------------
Total                                                      $--    $--    $6,213
                                                         =======================

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

The market value of the Company's inventory at December 31 for each of the last three years and the average daily inventory balances outstanding during each year are set forth below:

                                   INVENTORY
                                 (IN THOUSANDS)

                                                           Average Daily Inventory,
                         Inventory, at market value            at par value
                                 on December 31           for year ended December 31,
                         ---------------------------    -------------------------------
                           2001      2000      1999         2001       2000      1999
                         ---------------------------    -------------------------------
Defined Portfolios       $15,901   $27,722   $44,263       $21,812    $31,369   $23,616
                         ===========================    ===============================
Securities Held for:
  Deposit in Defined
    Portfolios           $ 1,445   $   818   $   579       $ 1,132    $ 3,458   $ 3,086
  Resale                                --        --                       --     3,774
                         ---------------------------    -------------------------------
Total Securities Held    $ 1,445   $   818   $   579       $ 1,132    $ 3,458   $ 6,860
                         ===========================    ===============================

EMPLOYEES

At December 31, 2001, the Company had 597 full-time employees. Employees are compensated with a combination of salary, cash bonus and fringe benefits. In addition, the Company has sought to retain its key and senior employees through competitive compensation arrangements, which include equity-based incentive awards.


COMPETITION

The Company is subject to substantial competition in all aspects of its business. The registered representatives that distribute the Company's investment products also distribute numerous competing products, often including products sponsored by the retail distribution firms where they are employed. There are relatively few barriers to entry for new investment management firms. Investment products are sold to the public by broker/dealers, banks, insurance companies and others, and many competing investment product sponsors offer a broader array of investment products. Many of these institutions have substantially greater resources than the Company. In addition, rapid growth in internet-based investing and trading activity and financial advisory services offered through electronic means is significantly altering the landscape in which the Company's distributors compete and the economics of many of the products and services they offer. The effect that these continuing changes in the brokerage and investment management industries will have on the Company and its competitors cannot be predicted. The Company competes with other providers of products primarily on the basis of the range of products offered, the investment performance of such products, quality of service, fees charged, the level and type of broker compensation, the manner in which such products are marketed and distributed, and the services provided to registered representatives and investors.


REGULATORY

Nuveen Investments is registered as a broker/dealer under the Securities Exchange Act of 1934 and is subject to regulation by the Securities and Exchange Commission (the "Commission"), the NASD Regulation, Inc. and other federal and state agencies and self-regulatory organizations. Nuveen Investments is subject to the Commission's Uniform Net Capital Rule, designed to enforce minimum standards regarding the general financial condition and liquidity of a broker/dealer. Under certain circumstances, this rule may limit the ability of the Company to make withdrawals of capital and receive dividends from Nuveen Investments. Nuveen Investments regulatory net capital has consistently exceeded such minimum net capital requirements. At December 31, 2001, Nuveen Investments had aggregate net capital, as defined, of approximately $38.5 million, which exceeded the regulatory minimum by approximately $34.7 million. The securities industry is one of the most highly regulated in the United States, and failure to comply with related laws and regulations can result in the revocation of broker/dealer licenses, the imposition of censures or fines, and the suspension or expulsion of a firm and/or its employees from the securities business.

Each Adviser is registered with the Commission under the Investment Advisers Act. Each fund and defined portfolio is registered with the Commission under the Investment Company Act. Each national fund is qualified for sale (or not required to be so qualified) in all states in the United States and the District of Columbia. Each single-state fund is qualified for sale (or not required to be so qualified) in the state for which it is named and other designated states. Virtually all aspects of the Company's investment management business are subject to various federal and state laws and regulations. These laws and regulations are primarily intended to benefit the investment product holder and generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict the Company from carrying on its investment management business in the event that it fails to comply with such laws and regulations. In such event, the possible sanctions, which may be imposed, include the suspension of individual employees, limitations on the Company's engaging in the investment management business for specified periods of time, the revocation of the Advisers' registrations as investment advisers or other censures and fines.

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

ITEM 2. PROPERTIES

The Company conducts its principal operations through leased offices located at its Chicago headquarters and in other United States cities. The Company leases approximately 228,000 square feet of office space across the country. Management believes that the Company's facilities are adequate to serve its currently anticipated business needs.

ITEM 3. LEGAL PROCEEDINGS

As previously reported most recently in the Form 10-Q for September 30, 2001, a lawsuit (Civil Action No. 97 C 5255) brought in June, 1996 by certain shareholders is currently pending in federal district court for the Northern District of Illinois against Nuveen Advisory. The suit was originally brought against John Nuveen & Co. Incorporated, Nuveen Advisory, six Nuveen investment companies (the "Funds") managed by Nuveen Advisory and two of the Funds' former directors seeking unspecified damages, an injunction and other relief. The suit also sought certification of a defendant class consisting of all Nuveen-managed leveraged funds.

The complaint was filed on behalf of a purported class of present and former shareholders of all Nuveen leveraged investment companies, including the Funds, which allegedly engaged in certain practices that plaintiffs allege violated provisions of the Investment Company Act of 1940 and common law. Plaintiffs alleged, among other things, breaches of fiduciary duty and various misrepresentations and omissions in disclosures in connection with the use and maintenance of leverage through the issuance and periodic auctioning of preferred stock and the payment of management and brokerage fees to Nuveen Advisory and John Nuveen & Co. A similar complaint was filed by the Plaintiffs at the same time against another major leveraged-fund sponsor and adviser. The Plaintiffs filed a motion to certify a plaintiff class (which would include current and former shareholders of all Nuveen leveraged closed-end funds).

On March 30, 1999, the court entered a memorandum opinion and order (1) granting the Defendants' motion to dismiss all of Plaintiffs' counts against the defendants other than Nuveen Advisory, (2) granting Nuveen Advisory's motion to dismiss all of Plaintiffs' counts against it other than breach of fiduciary duty under Section 36(b) of the Investment Company Act of 1940, and (3) denying the Plaintiffs' motion to certify a plaintiff class and a defendant class. No appeal was made by Plaintiffs of this decision, and the remaining Section 36(b) count against Nuveen Advisory has proceeded through the discovery phase.

As to alleged damages, Plaintiffs claimed as damages the portion of all advisory compensation received by Nuveen Advisory from the Funds during the period from June 21, 1995 to the present that is equal to the proportion of each Fund's preferred stock to its total assets. The preferred stock constitutes approximately one third of the Funds' assets so the amount claimed would equal approximately one third of management fees received by Nuveen Advisory for managing the Funds during this period, or more than $60 million. Nuveen Advisory believes that it has no liability and that Plaintiffs have suffered no damages and filed a motion for summary judgement as to both liability and damages. Plaintiffs filed a motion for partial summary judgement as to liability only. In a memorandum opinion dated September 6, 2001, the court granted Nuveen Advisory's motion for summary judgement, thereby terminating the litigation before the court. Plaintiffs appealed this decision on October 8, 2001.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the quarter ended December 31, 2001.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages and positions of the executive officers of the Company as of December 31, 2001, are set forth below. Executive officers of the Company serve at the discretion of the Board of Directors. Unless otherwise indicated in the following descriptions, each of the following executive officers and other key officers have held his or her current position with the Company or its predecessor for more than the past five years.

Executive Officers       Age  Principal Position
------------------       ---  ------------------
Timothy R. Schwertfeger  52   Chairman, Chief Executive Officer and Director
John P. Amboian          40   President and Director
Allen Williamson         47   Group President, Nuveen Managed Assets
William Adams IV         46   Executive Vice President, Structured Investments
Alan G. Berkshire        41   Senior Vice President and General Counsel
Margaret E. Wilson       46   Senior Vice President, Finance

All executive officers of the Company are elected for a one-year term. There are no family relationships between any of the Registrant's executive officers, key officers and directors, and there are no arrangements or understandings between any of these executive officers and any other persons pursuant to which the executive officer was selected.

Descriptions of the business experience for the past five years of Messrs. Schwertfeger and Amboian appear on pages 6 and 7 of the Registrant's Proxy Statement relating to the annual meeting of shareholders to be held on May 9, 2002 (the "2002 Proxy Statement") and are incorporated herein by reference.

Mr. Williamson has been Group President, Managed Assets since joining Nuveen Investments in August of 2000. Prior thereto, Mr. Williamson served as Director of Sales and Marketing for Merrill Lynch Client Advisory Services.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

At December 31, 2001, there were approximately 2,700 shareholders of record of the Company's Class A common stock. Other information required by this item is contained in footnote 10 on page 26 of the Registrant's 2001 Annual Report to Shareholders (the "2001 Annual Report") and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

The "Five Year Financial Summary" section on page 28 of the 2001 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The "Management's Discussion and Analysis of Financial Condition and Results of Operations" section on pages 7 through 12 of the 2001 Annual Report is incorporated herein by reference.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The "Market Risk" section on page 12 of the 2001 Annual Report is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data on pages 13 through 27 of the 2001 Annual Report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The "Nominees for Directors" subsection and the "Nominees for Class B Directors" subsection in the "Election of Directors" section on pages 6 through 7 of the 2002 Proxy Statement and the "Compliance with section 16(a) of the Securities Exchange Act of 1934" subsection of the Beneficial Ownership of Common Stock" section on pages 2-4 and 5 of the 2002 Proxy Statement, are incorporated herein by reference. Information regarding the Registrant's executive officers is included in this Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

The "Executive Compensation", "Retirement Plans" and "Employment Agreements" sections on pages 10 through 14, and the "Compensation of Directors" subsection in the "Election of Directors" section on page 9 of the 2002 Proxy Statement are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The "Beneficial Ownership of the Company's Stock" section on pages 2 through 5 of the 2002 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  FILED DOCUMENTS. The following documents are filed as part of this report:

     Page

1.   Financial Statements:                                               Number
     ---------------------                                               ------

          Consolidated Balance Sheets - December 31, 2001 and 2000          *

          Consolidated Statements of Income - Years ended
          December 31, 2001, 2000 and 1999                                  *

          Consolidated Statements of Changes in Common Stockholders'
          Equity - December 31, 2001, 2000 and 1999                         *

          Consolidated Statements of Cash Flows - Years ended
          December 31, 2001, 2000 and 1999                                  *

          Notes to Consolidated Financial Statements                        *

          --------------------
          * Incorporated by reference to the 2001 Annual Report, which, except as specifically incorporated by reference in this Form 10-K, shall not be deemed to be filed with the Commission.

2.   Financial Statement Schedules:  None
     -------------------------------

     All schedules are omitted because they are not required, are not applicable or the information is otherwise shown in the financial statements or notes thereto.

3.   Exhibits:
     ---------

     (a)  See Exhibit Index on pages E-1 through E-6 hereof.

     The management contracts and compensatory plans and arrangements have been filed as Exhibits and are identified as such in the Exhibit Index which follows.

     (b)  REPORTS ON FORM 8-K.

     A report on Form 8-K was filed with the Securities and Exchange Commission on June 15, 2001. Amendment No. 1 to this Form 8-K was filed on August 13, 2001. Amendment No. 2 to this Form 8-K was filed on August 15, 2001.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 2002.

                                   THE JOHN NUVEEN COMPANY




                                   By: /s/ Margaret E. Wilson
                                      ------------------------------
                                      Margaret E. Wilson
                                      Senior Vice President, Finance
                                      Principal Financial and Accounting Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 27, 2002.



               Signature                                 Title



                                          Chairman, Chief Executive Officer and
                                          Director (Principal Executive Officer)
             *
---------------------------
  Timothy R. Schwertfeger


                                                     President, and
             *                                          Director
---------------------------
     John P. Amboian



                                                        Director
             *
---------------------------
     Willard L. Boyd



                                                        Director
             *
---------------------------
     W. John Driscoll

             *                                     Director
----------------------------
     Duane R. Kullberg


             *                                     Director
----------------------------
   Douglas W. Leatherdale


             *                                     Director
----------------------------
    Edward G. Pendergast


             *                                     Director
----------------------------
      Jay S. Fishman


  /s/ Margaret E. Wilson                  Senior Vice President, Finance
----------------------------        (Principal Financial and Accounting Officer)
    Margaret E. Wilson


*By /s/ Alan G. Berkshire
   -------------------------
    Alan G. Berkshire
As Attorney-in-Fact for each
 of the persons indicated

                                  EXHIBIT INDEX
                                       to
                           ANNUAL REPORT ON FORM 10-K
                                     for the
                       FISCAL YEAR ENDED DECEMBER 31, 2001

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

*3.1(a)               Certificate of Designations,           Exhibit 3.1(a) to the
                      Preferences and Rights of 5%           Company's  Form 10-Q for
                      Cumulative convertible Preferred       quarter ended  September
                      Stock of The John Nuveen Company       30, 2000 filed on
                                                             November 11, 2000 (the "2000
                                                             Third Quarter 10-Q")

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


                                                                                                    Page No. of
                                                                                                    Exhibit in
                                                                                                    Sequential
Exhibit                                                                 Exhibit No.                  Numbering
Designation                           Exhibit                          and Location                   System
-----------                           -------                          ------------                   ------

+10.1(c)              Second Amendment and Restatement of
                      The John Nuveen Company 1996 Equity                   --
                      Incentive Award Plan

*+10.2                Description of Terms of Letter of      Exhibit 10.2(f) to the
                      Employment with Allen J. Williamson    Company's Form 10-K for year
                                                             ended December 31, 2000

*+10.3                Nuveen 1999 Executive Officer          Exhibit 10.3(b) to the
                      Performance Plan                       Company's 1999 Form 10-K

+10.3(a)              Nuveen 2002 Executive Officer                         --
                      Performance Plan

*+10.4                Amended and Restated Profit Sharing    Exhibit 10.4 to the Company's
                      Plan                                   1996 Form 10-K

*+10.4(a)             Amended and Restated Rittenhouse       Exhibit 10.4(a) to the
                      Financial Services, Inc. 1997 Equity   Company's 1998 Form 10-K
                      Incentive Award Plan

+10.5                 Nuveen Investments Employees'
                      Retirement Plan, as amended and                       --
                      restated effective January 1, 1997

*+10.6                Excess Benefit Retirement Plan         Exhibit 10.6 to the S-1
                                                             Registration Statement

*+10.7(a)             The John Nuveen Company Deferred       Exhibit 10.7(a) to the
                      Bonus Plan                             Company's 1999 Form 10-K

*10.8(c)              Lease dated January 22, 1998 between   Exhibit 10.8(c) to the
                      Overseas Partners (333), Inc. and      Company's 1998 Form 10-K
                      John Nuveen & Co. Incorporated

10.9                  Form of Investment Management
                      Agreement and Expense Reimbursement                   --
                      Agreement between Nuveen Advisory
                      Corp. and each Nuveen Closed-End
                      Fund managed by Nuveen Advisory Corp.

                                                                                                    Page No. of
                                                                                                    Exhibit in
                                                                                                    Sequential
Exhibit                                                                 Exhibit No.                  Numbering
Designation                           Exhibit                          and Location                   System
-----------                           -------                          ------------                   ------

10.9(a)               Form of Investment Management
                      Agreement between Nuveen Advisory                     --
                      Corp. and each Nuveen Open-End
                      Municipal Fund managed by Nuveen
                      Advisory Corp.

10.9(b)               Form of Annual Renewal of Investment
                      Management Agreement between Nuveen                   --
                      Advisory Corp. and Nuveen
                      Closed/Open-End Municipal Fund
                      managed by Nuveen Advisory Corp.

10.10                 Investment Management Agreement
                      between Nuveen Institutional                          --
                      Advisory Corp. and each Nuveen
                      Select Tax-Free Income Portfolio

10.10(a)              Form of Annual Renewal of Investment
                      Management Agreement between Nuveen                   --
                      Institutional Advisory Corp. and
                      each Nuveen Select Tax-Free Income
                      Portfolio

10.11                 Investment Management Agreement
                      between Nuveen Investment Trust and                   --
                      Nuveen Institutional Advisory Corp.

10.11(a)              Form of Annual Renewal of Investment
                      Management Agreement between Nuveen                   --
                      Investment Trust and Nuveen
                      Institutional Advisory Corp.

10.11(b)              Investment Sub-Advisory Agreement
                      between Nuveen Institutional Advisory                 --
                      Corp. and Institutional Capital Corp.


                                                                                                    Page No. of
                                                                                                    Exhibit in
                                                                                                    Sequential
Exhibit                                                                 Exhibit No.                  Numbering
Designation                           Exhibit                          and Location                   System
-----------                           -------                          ------------                   ------
10.11(c)              Addendum to Investment Sub-Advisory
                      Agreement between Nuveen                              --
                      Institutional Advisory Corp. and
                      Institutional Capital Corp.

10.11(d)              Form of Notice of Continuance of
                      Investment Sub-Advisory Agreement                     --
                      between Nuveen Institutional Advisory
                      Corp. and Institutional Capital
                      Corporation

10.12                 Investment Management Agreement                       --
                      between Nuveen Investment Trust II and
                      Nuveen Institutional Advisory Corp.

10.12(a)              Form of Annual Renewal of Investment                  --
                      Management Agreement between Nuveen
                      Investment Trust II and Nuveen
                      Institutional Advisory Corp.

*10.12(b)             Investment Sub-Advisory Agreement           Exhibit 10.10 (d)(i) to the
                      between Columbus Circle Investors LLC       Company's 1999 Form  10-K
                      and Nuveen Institutional Advisory Corp.

10.12(c)              Form of Notice of Continuance of                      --
                      Investment Sub-Advisory Agreement
                      between Columbus Circle Investors LLC
                      and Nuveen Institutional Advisory Corp.

10.13                 Investment Management Agreement                       --
                      between Nuveen Investment Trust III
                      and Nuveen Institutional Advisory Corp.

10.13(a)              Form of Annual Renewal of Investment                  --
                      Management Agreement between Nuveen
                      Investment Trust III and Nuveen
                      Institutional Advisory Corp.

                                                                                                    Page No. of
                                                                                                    Exhibit in
                                                                                                    Sequential
Exhibit                                                                  Exhibit No.                 Numbering
Designation                           Exhibit                           and Location                  System
-----------                           -------                           ------------                ----------
*10.14                Investment Management Agreement             Exhibit 10.10(g) to the
                      between Nuveen Senior Income Fund,          Company's 1999 Form  10-K
                      Nuveen Floating Rate Fund and Nuveen
                      Senior Loan Asset Management Inc.

10.14(a)              Form of Annual Renewal of Investment                  --
                      Management Agreement between Nuveen
                      Senior Income Fund, Nuveen Floating
                      Rate Fund and Nuveen Senior Loan
                      Asset Management Inc.

10.15                 Investment Management Agreement and                   --
                      Expense Reimbursement Agreement
                      between Nuveen Real Estate Income Fund
                      and Nuveen Institutional Advisory Corp.

10.15(a)              Investment Sub-Advisory Agreement                     --
                      between Nuveen Institutional Advisory
                      Corp. and Security Capital Research &
                      Management Incorporated

*10.16                Registration Rights Agreement between       Exhibit 10.13 to the Company's
                      The John Nuveen Company and The St.         1992 Form  10-K
                      Paul Companies, Inc.

*10.17                Indemnity Agreement between The St.         Exhibit 10.14 to the Company's
                      Paul Companies, Inc. and The John           1992 Form  10-K
                      Nuveen Company

*10.18                Three year Revolving Credit Agreement       Exhibit 10.20 to the Company's
                      between The John Nuveen Company,            2000 Third Quarter 10-Q
                      Nuveen Investments and Bank of
                      America, N.A., et. al.

*10.19                364 Day Revolving Credit Agreement          Exhibit 10.21 to the Company's
                      between The John Nuveen Company,            2000 Third Quarter 10-Q
                      Nuveen Investments and Bank of
                      America, N.A., et. al.

                                                                                                    Page No. of
                                                                                                    Exhibit in
                                                                                                    Sequential
Exhibit                                                                  Exhibit No.                 Numbering
Designation                           Exhibit                           and Location                  System
-----------                           -------                           ------------                ----------
*10.20                Acquisition Agreement, dated as of          Exhibit 2.1 to the Company's
                      June 15, 2001, by and among The John        8-K filed on June 20, 2001
                      Nuveen Company, Barra, Inc., Symphony
                      Asset Management, Inc., Maestro, LLC,
                      Symphony Asset Management LLC, Praveen
                      K. Gottipalli, Michael J. Henman, Neil
                      L. Rudolph and Jeffrey L. Skelton

  13                  Annual Report to Shareholders for the                 --
                      fiscal year ended December 31, 2001

  21                  List of Subsidiaries of The John                      --
                      Nuveen Company

  23                  Consent of Independent Auditors                       --

  24.1                Powers of Attorney                                    --

* Previously filed; incorporated herein by reference.
+ Management contracts and compensatory plans and arrangements.