Form 10-Q
period 2002-03-31
NUVEEN JOHN COMPANY
filed 2002-05-14
CIK 885708

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended MARCH 31, 2002

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     At May 10, 2002, there were 47,285,400 shares of the Company's Common Stock outstanding, consisting of 10,622,793 shares of Class A Common Stock, $.01 par value, and 36,662,607 shares of Class B Common Stock, $.01 par value.

                             THE JOHN NUVEEN COMPANY

                                TABLE OF CONTENTS


                                                                        Page No.
                                                                        --------
PART I. FINANCIAL INFORMATION

   Item 1.   Financial Statements

        Consolidated Balance Sheets (Unaudited),
             March 31, 2002 and December 31, 2001                          3

        Consolidated Statements of Income (Unaudited),
             Three Months Ended March 31, 2002 and 2001                    4

        Consolidated Statement of Changes in Common Stockholders'
             Equity (Unaudited), Three Months Ended March 31, 2002         5

        Consolidated Statements of Cash Flows (Unaudited),
             Three Months Ended March 31, 2002 and 2001                    6

        Notes to Consolidated Financial Statements
             (Unaudited)                                                   7

   Item 2.

        Management's Discussion and Analysis of
             Financial Condition and Results of Operations                 11

   Item 3.

        Quantitative and Qualitative Disclosures About Market Risk         18



PART II.     OTHER INFORMATION

   Item 1 through Item 6                                                   19

   Signatures                                                              20

                          PART 1 FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                             THE JOHN NUVEEN COMPANY

                           CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                           MARCH 31,    DECEMBER 31,
                                                                                                             2002           2001
                                                                                                           ---------    -----------
ASSETS
Cash and cash equivalents                                                                                  $ 129,759      $  83,659
Management and distribution fees receivable                                                                   42,121         53,803
Other receivables                                                                                              9,249         12,537
Securities owned (trading account), at market value:
       Nuveen defined portfolios                                                                                   -         15,901
       Bonds and notes                                                                                             -          1,445
Deferred income tax asset, net                                                                                     -            164
Furniture, equipment, and leasehold improvements, at cost less accumulated depreciation
       and amortization of $33,451 and $31,823, respectively                                                  27,967         28,372
Other investments                                                                                             60,526         59,651
Goodwill                                                                                                     360,925        353,598
Other intangible assets, at cost less accumulated amortization of $2,337 and $1,623, respectively             43,913         51,876
Prepaid expenses and other assets                                                                             39,444         35,605
                                                                                                           ---------      ---------
                                                                                                           $ 713,904      $ 696,611
                                                                                                           =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
       Notes payable                                                                                         183,000        183,000
       Accrued compensation and other expenses                                                                26,132         44,973
       Deferred compensation                                                                                  28,880         28,398
       Security purchase obligations                                                                               -            739
       Deferred income tax liability, net                                                                      1,582              -
       Other liabilities                                                                                      30,819         27,611
                                                                                                           ---------      ---------
           Total liabilities                                                                               $ 270,413      $ 284,721
                                                                                                           ---------      ---------
Redeemable preferred stock, at redemption value;  5,000,000 shares authorized,
       225,000 shares issued and outstanding                                                                   5,625          5,625

Minority interest                                                                                             40,930              -

Common stockholders' equity:
       Class A Common stock, $.01 par value;  150,000,000 shares authorized,                                     235            235
           23,483,841 shares issued and outstanding
       Class B Common stock, $.01 par value;  40,000,000 shares authorized,                                      367            367
           36,662,607 shares issued and outstanding
       Additional paid-in capital                                                                            142,985        132,018
       Retained earnings                                                                                     632,108        620,853
       Unamortized cost of restricted stock awards                                                            (1,340)        (1,537)
       Accumulated other comprehensive loss                                                                   (3,624)        (3,713)
                                                                                                           ---------      ---------
                                                                                                             770,731        748,223
       Less common stock held in treasury, at cost (12,766,423 and 12,575,334 shares, respectively)         (373,795)      (341,958)
                                                                                                           ---------      ---------
       Total common stockholders' equity                                                                     396,936        406,265
                                                                                                           ---------      ---------
                                                                                                           $ 713,904      $ 696,611
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

                             THE JOHN NUVEEN COMPANY

                        CONSOLIDATED STATEMENTS OF INCOME
                                    UNAUDITED
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                 ----------------------
                                                                   2002          2001
                                                                 --------      --------
Operating revenues:
       Investment advisory fees from assets under management     $ 85,155      $ 79,527
       Underwriting and distribution of investment products         4,871         4,258
       Positioning losses, net                                       (114)         (100)
       Other operating revenue                                      2,697         2,017
                                                                 --------      --------
           Total operating revenues                                92,609        85,702

Operating expenses:
       Compensation and benefits                                   22,852        21,470
       Advertising and promotional costs                            3,467         4,442
       Occupancy and equipment costs                                4,019         3,169
       Amortization of goodwill and intangible assets                 713         2,041
       Travel and entertainment                                     1,981         2,156
       Other operating expenses                                    10,000         7,726
                                                                 --------      --------
           Total operating expenses                                43,032        41,004

Operating income                                                   49,577        44,698

Non-operating income/(expense)                                       (172)        1,075
                                                                 --------      --------

Income before taxes                                                49,405        45,773

Income taxes                                                       19,416        17,814
                                                                 --------      --------

Net income                                                       $ 29,989      $ 27,959
                                                                 ========      ========

Average common and common equivalent shares outstanding:
       Basic                                                       47,461        46,841
                                                                 ========      ========

       Diluted                                                     49,792        51,309
                                                                 ========      ========
Earnings per common share:
       Basic                                                     $   0.63      $   0.58
                                                                 ========      ========

       Diluted                                                   $   0.60      $   0.54
                                                                 ========      ========


See accompanying notes to consolidated financial statements.

                             THE JOHN NUVEEN COMPANY

        CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY
                                    UNAUDITED
                                 (IN THOUSANDS)

                                                                               Unamortized    Accumulated
                                   Class A    Class B   Additional               Cost of         Other
                                    Common    Common     Paid-In    Retained    Restricted   Comprehensive   Treasury
                                    Stock      Stock     Capital    Earnings   Stock Awards  Income/(Loss)     Stock       Total
                                   --------- --------- ----------- ----------  ------------  -------------- -----------  ----------
Balance at December 31, 2001       $    235   $    367  $  132,018  $ 620,853  $     (1,537) $       (3,713) $ (341,958)  $ 406,265
   Net income                                                          29,989                                                29,989
   Cash dividends paid                                                (11,444)                                              (11,444)
   Amortization of restricted
        stock awards                                                                    197                                     197
   Purchase of treasury stock                                                                                   (56,810)    (56,810)
   Exercise of stock options                                           (7,290)                                   24,973      17,683
   Tax effect of options exercised                          10,967                                                           10,967
   Other                                                                                                 89                      89
                                   --------  ---------  ----------  ---------  ------------  --------------  ----------   ---------
Balance at March 31, 2002          $    235  $     367  $  142,985  $ 632,108  $     (1,340) $       (3,624) $ (373,795)  $ 396,936
                                   ========  =========  ==========  =========  ============  ==============  ==========   =========



See accompanying notes to consolidated financial statements.

                             THE JOHN NUVEEN COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                 (IN THOUSANDS)

                                                                                THREE MONTHS ENDED MARCH 31,
                                                                                ---------------------------
                                                                                     2002           2001
                                                                                     ----           ----
Cash flows from operating activities:
     Net income                                                                   $  29,989      $  27,959
     Adjustments to reconcile net income to net cash
        provided from (used for) operating activities:
          Deferred income taxes                                                       1,688           (613)
          Depreciation of fixed assets                                                1,627          1,123
          Amortization of goodwill and other intangible assets                          713          1,994
     Net (increase) decrease in assets:
          Management and distribution fees receivable                                11,681         20,482
          Other receivables                                                           3,288         12,185
          Nuveen defined portfolios                                                  16,202           (215)
          Bonds and notes                                                             1,445         (3,454)
          Prepaid expenses and other assets                                          (3,837)        (1,459)
     Net increase (decrease) in liabilities:
          Accrued compensation and other expenses                                   (18,841)       (28,219)
          Deferred compensation                                                         482            301
          Security purchase obligations                                                (739)        (3,185)
          Other liabilities                                                           3,331          5,305
     Other                                                                           11,043          5,870
                                                                                  ---------      ---------
                 Net cash provided from operating activities                         58,072         38,074
                                                                                  ---------      ---------

Cash flows from financing activities:
     Dividends paid                                                                 (11,444)       (10,538)
     Proceeds from stock options exercised                                           17,683         12,161
     Proceeds from Rittenhouse stock options exercised                               40,504              -
     Acquisition of treasury stock                                                  (56,810)       (41,588)
                                                                                  ---------      ---------
                 Net cash used for financing activities                             (10,067)       (39,965)
                                                                                  ---------      ---------

Cash flows from investing activities:
     Net purchase of office furniture and equipment                                  (1,222)          (702)
     Proceeds from sales of investment securities                                       526         10,364
     Purchases of investment securities                                                (802)        (2,703)
     Other                                                                             (407)        (2,215)
                                                                                  ---------      ---------
                 Net cash (used for)/provided from investing activities              (1,905)         4,744
                                                                                  ---------      ---------

Increase in cash and cash equivalents                                                46,100          2,853
Cash and cash equivalents:
     Beginning of year                                                               83,659         72,351
                                                                                  ---------      ---------
     End of period                                                                $ 129,759      $  75,204
                                                                                  ---------      ---------

Supplemental Information:
     Taxes paid                                                                   $   1,729      $   1,456
     Interest paid                                                                $   1,392      $     681


See accompanying notes to consolidated financial statements.

                             THE JOHN NUVEEN COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2002

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

The following table sets forth a reconciliation of net income and common shares used in the basic and diluted earnings per share computations for the three-month periods ended March 31, 2002 and March 31, 2001.

-----------------------------------------------------------------------------------------------
In thousands,                                       For the three months ended
except per share data                         March 31, 2002             March 31, 2001
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------
                                        Net              Per-share    Net             Per-share
                                       income   Shares     amount    income   Shares    amount
                                      ---------------------------------------------------------
Net income                            $29,989                       $27,959
Less:  Preferred stock dividends          (70)                         (563)
                                      -------                       -------
Basic EPS                              29,919   47,461     $0.63     27,396    46,841    $0.58
Dilutive effect of:
     Restricted/deferred stock         -           137               -            136
     Employee stock options            -         1,885               -          1,857
     Assumed conversion of
           preferred stock                 70      309                  563     2,475
                                      -------   ------              -------    ------
Diluted EPS                           $29,989   49,792     $0.60    $27,959    51,309    $0.54

------------------------------------------------------------------------------------------------

Options to purchase 1,486,000 and 7,500 shares of the Company's common stock were outstanding at March 31, 2002 and 2001, respectively, but were not included in the computation of diluted earnings per share because the options' respective weighted average exercise prices of $54.23 and $38.30 per share were greater than the average market price of the Company's common shares during the applicable period.

Subsequent to quarter-end, the Company announced that its Board of Directors had declared a stock split (see Note 7). No references in the consolidated financial statements or notes thereto for this filing as to number of shares, per share amounts, or market prices of the Company's common stock have been restated to reflect the increased number of shares that will be outstanding after June 3, 2002; such restatement will be reflected in our filing for the quarter ended June 30, 2002.

NOTE 3  NET CAPITAL REQUIREMENT

Nuveen Investments, the Company's wholly owned broker/dealer subsidiary, is subject to the Securities and Exchange Commission Rule 15c3-1, the "Uniform Net Capital Rule," which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, as these terms are defined, shall not exceed 15 to 1. At March 31, 2002, Nuveen Investments' net capital ratio was 0.68 to 1 and its net capital was $40,306,000, which is $38,470,000 in excess of the required net capital of $1,836,000.


NOTE 4   ACQUISITION OF SYMPHONY ASSET MANAGEMENT

On July 16, 2001, Nuveen acquired Symphony Asset Management, LLC ("Symphony"). Symphony is an institutional investment manager based in San Francisco. The results of Symphony's operations have been included in Nuveen's consolidated financial statements from that date. As a result of the acquisition, Nuveen's product offerings have expanded to include alternative investments for institutional investors designed to reduce risk through market-neutral and other strategies in several equity and fixed-income asset classes.

The aggregate purchase price was $208.3 million, of which approximately $4.5 million was allocated to the net book value of assets acquired. Net book value consisted primarily of cash, fee receivables and payables. The remaining purchase price has been allocated to identifiable intangible assets and goodwill.

The acquisition has been accounted for under the purchase method of accounting. Accordingly, the Company has allocated the purchase cost to Symphony's assets and liabilities as of July 16, 2001. The purchase accounting allocations were finalized during the quarter ended March 31, 2002. A summary of Symphony assets acquired and liabilities assumed at July 16, 2001, after reflecting the purchase accounting allocations, is set forth below ($ in millions):

      -----------------------------------------------------------
                                             AT JULY 16, 2001
                                             ----------------
      -----------------------------------------------------------

      Current assets                               $9.4
      -----------------------------------------------------------
      Net fixed assets                              0.9
      -----------------------------------------------------------
      Other assets                                  0.9
      -----------------------------------------------------------
      Intangible assets                            45.8
      -----------------------------------------------------------
      Goodwill                                    158.0
                                                  -----
      -----------------------------------------------------------
           Total assets acquired                  215.0
      ------------------------------------------------------------
           Total liabilities assumed               (6.7)
                                                  -----
      ------------------------------------------------------------
      Net assets acquired                        $208.3
                                                 ------
      ------------------------------------------------------------


Of the $45.8 million of acquired intangible assets, $43.8 million was assigned to existing contractual customer relationships (19.7-year estimated useful life), $1.6 million to internal use software (5-year estimated useful life), and the remaining $0.4 million to a favorable lease (38-month useful life). Of the $158.0 million assigned to non-amortizable goodwill, approximately $10.5 million is expected to be deductible for 2002 tax purposes.

                           ACQUIRED INTANGIBLE ASSETS
                                 (IN THOUSANDS)

                                                   GROSS
                                                  CARRYING       ACCUMULATED
AS OF MARCH 31, 2002                               AMOUNT       AMORTIZATION
--------------------                              --------      ------------

Amortized Intangible Assets:
    Customer relationships....................... $    43,800    $     1,556
    Internal use software........................       1,622            215
    Favorable lease..............................         369            139
                                                  -----------    -----------
        Total.................................... $    45,791    $     1,910
                                                  ===========    ===========

For the three months ended March 31, 2002, the aggregate amortization expense relating to amortizable intangible assets acquired in the Symphony acquisition was approximately $0.7 million. There were no unamortizable intangible assets acquired during the Symphony acquisition.

The estimated aggregate annual amortization expense for each of the next five years is approximately $2.7 million.

The transaction price will have potential additional future payments up to a maximum of $180 million based on Symphony's reaching specified performance and growth targets for its business. Any future payments will be recorded as additional goodwill. There were no such payments during the three months ended March 31, 2002.

The following unaudited actual information for the three-month period ended March 31, 2002 and unaudited pro-forma information for the three-month period ended March 31, 2001 reflect a summary of the consolidated results of operations of Nuveen and the acquired business as if the acquisition had occurred on January 1, 2001. (In thousands, except per share data).

-------------------------------------------------------------------------
                                As Reported            Pro-forma
                             Three Months Ended   Three Months Ended
                               March 31, 2002       March 31, 2001
-------------------------------------------------------------------------
Revenues                            $92,609                $93,499
-------------------------------------------------------------------------
Net Income                          $29,989                $28,598
-------------------------------------------------------------------------
Earnings per common share
(fully diluted)                       $0.60                  $0.56
-------------------------------------------------------------------------

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead that they be tested for impairment at least annually using a two-step process. The first step is to identify a potential impairment and, in the year of adoption, this step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete the first step (in the case of Nuveen, we have until June 30, 2002 to complete this first step). The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of a company's fiscal year. We do not expect that the results of our SFAS No. 142 analyses will indicate that an impairment charge will be necessary.

NOTE 5   GOODWILL - ADOPTION OF SFAS NO. 142

Prior to the adoption of SFAS No. 142, goodwill was amortized on a straight-line basis over the estimated future periods to be benefited. Effective January 1, 2002 (adoption date of SFAS No. 142), goodwill is no longer being amortized, but is subject to the impairment rules of SFAS No. 142.

In 2001 (prior to the adoption of SFAS No. 142), we incurred an aggregate annual goodwill amortization expense of approximately $8 million ($2.0 million for the three months ended March 31, 2001). The following table presents what reported income before extraordinary items and net income would have been for the three months ended March 31, 2001 exclusive of amortization expense (net of tax) recognized in that period related to goodwill that is no longer being amortized under the new accounting rules effective January 1, 2002. Adjusted per-share amounts are also presented.

-------------------------------------------------------------------------------
                                              For the three months ended
-------------------------------------------------------------------------------
                                           March 31, 2002   March 31, 2001
                                           --------------   --------------
-------------------------------------------------------------------------------
($000s except for earnings per share
amounts)
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Net income, as reported                        $29,989             $27,959
-------------------------------------------------------------------------------
Addback: goodwill amortization, net of tax         -                $1,211
-------------------------------------------------------------------------------
Adjusted net income                            $29,989             $29,170
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE:
-------------------------------------------------------------------------------
Net income, as reported                          $0.63               $0.58
-------------------------------------------------------------------------------
Goodwill amortization                              -                 $0.03
-------------------------------------------------------------------------------
Adjusted net income                              $0.63               $0.61
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
DILUTED EARNINGS PER SHARE:
-------------------------------------------------------------------------------
Net income, as reported                          $0.60               $0.54
-------------------------------------------------------------------------------
Goodwill amortization                              -                 $0.02
-------------------------------------------------------------------------------
Adjusted net income                              $0.60               $0.56
-------------------------------------------------------------------------------


NOTE 6  NOTES PAYABLE

On August 10, 2000, the Company entered into a $250 million revolving line of credit with a group of banks that extends through August 2003. The committed line is divided into two equal facilities, one of which has a three-year term, the other is renewable in 364 days. Proceeds from borrowings under the facility are used for fulfilling day to day cash requirements and general corporate purchases including acquisitions, share repurchases and asset purchases. The rate of interest payable under the agreement is, at the Company's option, a function of one of various floating rate indices. The agreement requires the Company to pay a facility fee at an annual rate of .095% of the committed amount for the three-year facility and .08% of the committed amount for the 364-day facility. The Company has the option to provide collateral to secure borrowings under this line of credit. At March 31, 2002, there were two borrowings under this committed line. The Company borrowed $125 million under the three-year facility, and $58 million under the 364-day facility. For the three months ended March 31, 2002, the weighted average interest rate on these two borrowings was 2.075% for the 364-day facility and 2.060% for the three-year facility.

NOTE 7  SUBSEQUENT EVENT

On May 9, 2002, the Company announced that its Board of Directors had declared a 2-for-1 split in the Company's stock. The stock split will be effected as a dividend to shareholders of record as of June 3, 2002. No references in the consolidated financial statements or notes thereto for this filing as to number of shares, per share amounts, or market prices of the Company's common stock have been restated to reflect the increased number of shares that will be outstanding after June 3, 2002; such restatement will be reflected in our filing for the quarter ended June 30, 2002.

                          PART I. FINANCIAL INFORMATION
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                                 MARCH 31, 2002


DESCRIPTION OF THE BUSINESS

Our principal businesses are asset management and related research as well as the development, marketing, and distribution of investment products and services for the affluent, high-net-worth and the institutional market segments. We distribute our investment products and services, including mutual funds, exchange-traded funds, defined portfolios, and individually managed accounts, to the affluent and high-net-worth market segments through unaffiliated intermediary firms including broker/dealers, commercial banks, affiliates of insurance providers, financial planners, accountants, consultants and investment advisors. We provide investment products and services directly to the institutional market.

The financial advisors we support serve affluent and high-net-worth investors. We provide consultative services to these financial advisors with a primary focus on managed assets for fee-based customers and structured investment services for transaction-based advisors.

Our primary business activities generate three principal sources of revenue: (1) ongoing advisory fees earned on assets under management, including mutual funds, exchange-traded funds, and separately managed accounts, (2) distribution revenues earned upon the sale of certain investment products and (3) incentive fees earned on certain institutional accounts based on the performance of such accounts.

Sales of our products, and their profitability, are directly affected by many variables, including investor preferences for equity, fixed-income or other investments, the availability and attractiveness of competing products, market performance, changes in interest rates, inflation, and income tax rates and laws.

RELEVANT EVENTS

The following events reported in our 2001 annual report are relevant to the interpretation of our first quarter 2002 results:

On July 16, 2001, we completed the acquisition of Symphony Asset Management LLC ("Symphony") for $208 million in cash. These funds were provided through a combination of cash on hand and borrowings under our committed credit facilities. Symphony, an institutional investment manager based in San Francisco, manages portfolios designed to reduce risk through market-neutral and other alternative-investment strategies in several equity and fixed-income asset classes. Symphony's business generates two principal sources of revenue: (1) ongoing advisory fees based on assets under management, and (2) incentive fees earned on certain institutional accounts based on performance of the accounts.

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

In early 2002, we announced our intention to stop depositing continuously offered equity and fixed-income defined portfolio products. As anticipated, this scale-back plan was completed by the end of the first quarter of 2002.

SUMMARY OF OPERATING RESULTS

The table presented below highlights the results of our operations for the first quarters of 2002 and 2001:

------------------------------------------------------------------------
 FINANCIAL RESULTS SUMMARY
 COMPANY OPERATING STATISTICS
 (in millions, except per share amounts)
------------------------------------------------------------------------
QUARTER ENDED MARCH 31,                    2002      2001     % CHANGE
                                           ----      ----     --------
 Gross sales of investment products       $3,389    $3,811      (11)%
 Assets under management (1) (2)          69,538    61,289       13
 Operating revenues                        92.6      85.7         8
 Operating expenses                        43.0      41.0         5
 Net income                                30.0      28.0         7
 Basic earnings per share (3)              .63        .58         9
 Diluted earnings per share(3)             .60        .54        11
 Dividends per share(3)                    .24        .21        14
------------------------------------------------------------------------
     (1) At period end.
     (2) Excludes defined portfolio assets under surveillance.
     (3) The prior period has been adjusted to reflect the 3-for-2 stock split that occurred in September of 2001.

Gross sales were down 11% for the quarter compared to the same period a year earlier. The decline in sales was mainly due to a decline in defined portfolio product sales as a result of our decision to stop depositing continuously offered defined portfolio products. Net flows (equal to the sum of sales, reinvestments and exchanges less redemptions) were positive across all product categories totaling $1.9 billion for the quarter.

Total assets under management at the end of the first quarter of 2002 grew $8.2 billion to $69.5 billion. This increase in assets under management was driven by the inclusion of Symphony assets ($4 billion) and as a result of net flows into funds and accounts.

Operating revenues for the quarter totaled $92.6 million, an increase of 8% over the $85.7 million in operating revenues recorded in the first quarter of 2001. This increase was driven by an increase in advisory fees as a result of an increase in average assets under management and the inclusion of Symphony.

Operating expenses for the quarter increased 5% when compared with the prior year as a result of the inclusion of Symphony expenses. Excluding the impact of Symphony, operating expenses declined 3% mainly as a result of decreased amortization expense (due to new accounting rules effective 2002).

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

Distribution revenue is earned as defined portfolio and mutual fund products are sold to the public through financial advisors. Correspondingly, distribution revenue will rise and fall with the level of our sales of these products, and will continue to be impacted as we scale back new defined portfolio trust deposits in 2002.

Gross sales of investment products for first quarters of 2002 and 2001 are shown below:

GROSS INVESTMENT PRODUCT SALES
(in millions)

QUARTER ENDED MARCH 31,          2002           2001
                                 ----           ----
Managed Assets:
   Mutual Funds                  $  287        $  305
   Managed Accounts               1,801         1,935
   Exchange-Traded Funds          1,108         1,160
                                 ------        ------
      Total Managed Assets        3,196         3,400
Defined Portfolios                  193           411
                                 ------        ------
             Total               $3,389       $ 3,811
                                 ======       =======


Gross sales of investment products decreased 11% for the three-month period ended March 31, 2002 when compared with the same period in 2001. Sales of our March 2002 ETF offerings combined with the leveraging of the November 2001 offerings totaled $1.1 billion, which was flat versus the prior year. Retail managed account sales were down slightly ($0.1 billion) from a year ago, reflecting volatility and general weakened equity market conditions. Defined portfolio sales declined 53% as a result of our decision at the end of 2001 to scale back our defined portfolio business.

The following table summarizes net assets under management:

NET ASSETS UNDER MANAGEMENT(1)
(in millions)

                             MARCH 31,    DECEMBER 31,   MARCH 31,
                              2002           2001         2001
                              ----           ----         ----
    Mutual Funds             $ 11,775     $ 11,814      $ 11,401
    Exchange-Traded Funds      32,965       32,000        29,630
    Managed Accounts           24,798       24,671        19,816
    Money Market Funds              -            -           442
                             --------     --------      --------
         Total               $ 69,538     $ 68,485      $ 61,289
                             ========     ========      ========

(1) Excludes defined portfolio product assets under surveillance

Assets under management grew 13% to $69.5 billion, an increase of $8.2 billion from the end of March 2001. Symphony assets accounted for approximately $4.0 billion of the increase, while strong net flows in both our equity and municipal products more than offset equity market declines and a reduction in assets due to the closing of the money market funds.

Investment advisory fee income, net of sub-advisory fees and expense reimbursements, is shown in the following table:

INVESTMENT ADVISORY FEES
(in thousands)

QUARTER ENDED MARCH 31,            2002           2001
                                   ----           ----
    Mutual Funds                  $ 14,219      $ 13,877
    Exchange-Traded Funds           44,868        41,701
    Managed Accounts                26,068        23,578
    Money Market Funds                   -           371
                                  --------      --------
          Total                   $ 85,155      $ 79,527


Advisory fees for the three-month period ended March 31, 2002, increased 7% over the same period in 2001. Symphony accounted for 5% of the increase, while exchange-traded funds and other municipal products drove the remainder. These increases were partially offset by a decline in fees as a result of the closing of the money market funds in the third quarter of 2001.

Underwriting and distribution revenue for the three-month periods ended March 31, 2002 and 2001 is shown in the following table:


UNDERWRITING AND DISTRIBUTION REVENUE
(in thousands)

QUARTER ENDED MARCH 31,            2002          2001
                                   ----          ----
    Mutual Funds                 $   814       $ 1,043
    Defined Portfolios             2,556         2,033
    Exchange-Traded Funds          1,501         1,182
                                 -------       -------
         Total                   $ 4,871       $ 4,258
                                 =======       =======


Total underwriting and distribution revenue for the first quarter of 2002 increased $0.6 million when compared with the first quarter in 2001 as a result of an increase in distribution revenue on defined portfolios and an increase in underwriting fees on our exchange-traded fund offerings. Distribution revenue on defined portfolio products increased despite a decline in sales due to a reduction in development expense associated with new product deposits. Partially offsetting these increases was a decline in mutual fund distribution revenue as a result of a decline in equity product sales.

OTHER OPERATING REVENUE

Other operating revenue consists of various fees earned in connection with services provided on behalf of our defined portfolio assets under surveillance and incentive fees earned on institutional assets managed by Symphony. The increase in other operating revenue for the quarter is due to the inclusion of Symphony incentive fees.

POSITIONING PROFITS/(LOSSES)

We record positioning profits or losses from changes in the market value of the inventory of unsold investment products and other securities held by our broker/dealer subsidiary, Nuveen Investments. We recorded net positioning losses of $0.1 million in the first quarter of 2002, which is consistent with the net loss recorded in the first quarter of 2001.

OPERATING EXPENSES

Operating expenses increased $2.0 million during the first quarter of 2002 compared to the first quarter of 2001. This increase is primarily due to the inclusion of Symphony operating expenses. Excluding Symphony, operating expenses for the first quarter of 2002 were down $1.1 million (3%), driven mainly by a reduction in goodwill amortization expense as a result of new accounting rules effective January 1, 2002.

Compensation and related benefits for the first quarter of 2002 increased $1.4 million compared to the first quarter in the prior year, primarily as a result of the inclusion of Symphony. Excluding the impact of Symphony, compensation expense was flat to the prior year as salary increases were offset by headcount reductions and a reduction in profit sharing expense. The reduction in profit sharing expense is primarily the result of reduced sales commissions due to lower defined portfolio sales in the first quarter of 2002.

Advertising and promotional expenditures decreased $1.0 million for the first quarter of 2002 compared to the first quarter of 2001. This decrease is due to a reduction in spending behind our defined portfolio business.

All other operating expenses, including occupancy and equipment costs, travel and entertainment and other, increased $2.9 million during the first quarter of 2002 compared to the first quarter of 2001. This increase was partly driven by the inclusion of Symphony. The remainder of the increase was driven mainly by increased severance due to the scale back of our defined portfolio business and fund organization costs related to our March exchange-traded fund offering.

NON-OPERATING INCOME/(EXPENSE)

Non-operating income/(expense) is comprised primarily of net interest income/(expense) and other miscellaneous non-operating revenue/(expense).

Net interest income was down $2.2 million in the first quarter of 2002 compared to the first quarter of 2001. This decline was partially caused by a decrease in interest income resulting from the use of cash on hand for the Symphony acquisition, and partially because of an increase in interest expense as a result of the debt incurred in connection with the Symphony acquisition. This decline in net interest income was partially offset by a decrease in interest expense on deferred compensation.

CAPITAL RESOURCES, LIQUIDITY
AND FINANCIAL CONDITION

Our principal businesses are not capital intensive and, historically, we have met our liquidity requirements through cash flow generated by operations. In addition, our broker/dealer subsidiary occasionally utilizes available, uncommitted lines of credit, which approximate $200 million, to satisfy periodic, short-term liquidity needs. As of March 31, 2002, no borrowings were outstanding on these uncommitted lines of credit. In August 2000, we entered into a $250 million committed line of credit with a group of banks to ensure an ongoing liquidity source for general corporate purposes including acquisitions. The new committed line is divided into two equal facilities, one of which has a three-year term, the other is renewable in 364 days. As of March 31, 2002, the outstanding balance under this committed credit line was $183 million. The proceeds from these facilities were used in part to fund the Symphony acquisition.

Options to purchase 395,142 shares of Rittenhouse non-voting Class B common stock were exercised on March 28, 2002 under the Rittenhouse Financial Services, Inc. 1997 Equity Incentive Award Plan. Rittenhouse accounted for these options in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." As a result of this exercise, the Company has recorded $40.5 million of minority interest on its consolidated balance sheet. The minority interest will remain in place as long as the stock is outstanding. In the event that the stock is repurchased, any purchase price in excess of the exercise price will be added to goodwill associated with the Company's acquisition of Rittenhouse.

At March 31, 2002, we held in treasury 12,766,423 shares of Class A common stock acquired in open market transactions. As part of an ongoing repurchase program, we are authorized to purchase approximately 1.3 million additional shares.

During the first quarter of 2002, we paid out dividends on common shares totaling $11.4 million and on preferred shares totaling $0.1 million.

Our broker/dealer subsidiary is subject to requirements of the Securities and Exchange Commission relating to liquidity and capital standards. (See Notes to Consolidated Financial Statements.)

Management believes that cash provided from operations and borrowings available under its uncommitted and committed credit facilities will provide us with sufficient liquidity to meet our operating needs for the foreseeable future.

INFLATION

Our assets are, to a large extent, liquid in nature and therefore not significantly affected by inflation. However, inflation may result in increases in our expenses, such as employee compensation, advertising and promotional costs, and office occupancy costs. To the extent inflation, or the expectation thereof, results in rising interest rates or has other adverse effects upon the securities markets and on the value of financial instruments, it may adversely affect our financial condition and results of operations. A substantial decline in the value of fixed-income or equity investments could adversely affect the net asset value of funds we manage, which in turn would result in a decline in investment advisory fee revenue.

FORWARD-LOOKING INFORMATION

From time to time, information we provide or information included in our filings with the SEC (including this report on Form 10-Q) may contain statements that are not historical facts but are forward-looking statements reflecting management's expectations and opinions. Our actual future results may differ significantly from those anticipated in any forward-looking statements due to numerous factors. These include, but are not limited to, the effects of the substantial competition that we, like all market participants, face in the investment management business, including competition for continued access to the brokerage firms' retail distribution systems, our reliance on revenues from investment management contracts which are renewed annually according to their terms, burdensome regulatory developments, recent accounting pronouncements, and unforeseen developments in litigation. We undertake no responsibility to update publicly or revise any forward-looking statements.

                          PART I. FINANCIAL INFORMATION
       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                                 MARCH 31, 2002

We are exposed to market risk from changes in interest rates, which may adversely affect our results of operations and financial condition. In the past, we were exposed to this risk primarily in our fixed-income defined portfolio inventory and, at times, sought to minimize the risks from these interest rate fluctuations through the use of derivative financial instruments. As a result of our decision to scale back our defined portfolio business, we no longer regularly purchase and hold for resale municipal securities and defined portfolio units. Therefore, it is no longer necessary to utilize futures contracts to minimize risk. Correspondingly, there were no open derivative financial instruments at March 31, 2002.

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

                           PART II. OTHER INFORMATION




ITEM 1. LEGAL PROCEEDINGS

        There have been no developments in the matter previously reported most recently under Item 3 Legal Proceedings in the Company's Report on Form 10-K for 2001.


ITEM 2. CHANGES IN SECURITIES

        None.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.


ITEM 5. OTHER INFORMATION

        None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a)  Exhibits.

            None

        b)  Reports on Form 8-K.

            None.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         THE JOHN NUVEEN COMPANY
                                         (Registrant)




DATE:   May 10, 2002                    By /s/ John P. Amboian
                                        ----------------------
                                        John P. Amboian
                                        President




DATE:   May 10, 2002                   By /s/ Margaret E. Wilson
                                          -------------------------
                                       Margaret E. Wilson
                                       Senior Vice President of Finance
                                       (Principal Accounting Officer)