Form 10-Q
period 2002-06-30
NUVEEN JOHN COMPANY
filed 2002-08-14
CIK 885708

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q





 X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
---          OF THE SECURITIES EXCHANGE ACT OF 1934




For the quarterly period ended JUNE 30, 2002

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         At August 8, 2002, there were 93,089,900 shares of the Company's Common Stock outstanding, consisting of 19,764,686 shares of Class A Common Stock, $.01 par value, and 73,325,214 shares of Class B Common Stock, $.01 par value.

                             THE JOHN NUVEEN COMPANY

                                TABLE OF CONTENTS


                                                                        Page No.
                                                                        --------

PART I. FINANCIAL INFORMATION

   ITEM 1.   FINANCIAL STATEMENTS

        Consolidated Balance Sheets (Unaudited),
             June 30, 2002 and December 31, 2001                             3

        Consolidated Statements of Income (Unaudited),
             Three Months Ended June 30, 2002 and 2001
             Six Months Ended June 30, 2002 and 2001                         4

        Consolidated Statement of Changes in Common Stockholders'
             Equity (Unaudited), Six Months Ended June 30, 2002              5

        Consolidated Statements of Cash Flows (Unaudited),
             Six Months Ended June 30, 2002 and 2001                         6

        Notes to Consolidated Financial Statements
             (Unaudited)                                                     7

   ITEM 2.

        Management's Discussion and Analysis of
             Financial Condition and Results of Operations                  12

   ITEM 3.

        Quantitative and Qualitative Disclosures About Market Risk          20



PART II.     OTHER INFORMATION

   Item 1 through Item 6                                                 21-23

   Signatures                                                               24

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                            THE JOHN NUVEEN COMPANY
                          CONSOLIDATED BALANCE SHEETS
                                   UNAUDITED
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                 June 30,         December 31,
                                                   2002               2001
                                               -----------         ----------

ASSETS
------
Cash and cash equivalents                      $   116,765         $   83,659
Management and distribution fees receivable         37,522             53,803
Other receivables                                    7,138             12,537
Securities owned (trading account),
   at market value:
       Nuveen defined portfolios                         3             15,901
       Bonds and notes                                   -              1,445
Deferred income tax asset, net                           -                164
Furniture, equipment, and leasehold
       improvements, at cost less accumulated
       depreciation and amortization of
       $35,243 and $31,823, respectively            27,544             28,372
Other investments                                   60,602             59,651
Goodwill                                           360,925            353,598
Other intangible assets, net of accumulated
   amortization of $3,035 and $1,623,
   respectively                                     43,216             51,876
Prepaid expenses and other assets                   39,819             35,605
                                               -----------         ----------
                                               $   693,534         $  696,611
                                               ===========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Liabilities:
       Notes payable                           $   183,000         $  183,000
       Accrued compensation and other expenses      30,817             44,973
       Deferred compensation                        28,253             28,398
       Security purchase obligations                     -                739
       Deferred income tax liability, net            3,858                  -
       Other liabilities                            19,816             27,611
                                               -----------         ----------
            Total liabilities                      265,744            284,721
                                               -----------         ----------

Redeemable preferred stock, at redemption
       value;  5,000,000 shares authorized,
       225,000 shares issued and outstanding         5,625              5,625

Minority interest                                   40,930                  -

Common stockholders' equity:
       Class A Common stock, $.01 par value;
            160,000,000 shares authorized at
            June 30, 2002;                             470                470
            46,967,682 shares issued
            and outstanding
       Class B Common stock, $.01 par value;
            80,000,000 shares authorized at
            June 30, 2002;                             733                733
            73,325,214 shares issued and
            outstanding
       Additional paid-in capital                  148,356            131,996
       Retained earnings                           647,525            620,274
       Unamortized cost of restricted
            stock awards                            (1,142)            (1,537)
       Accumulated other comprehensive loss         (4,072)            (3,713)
                                               -----------         ----------
                                                   791,870            748,223
       Less common stock held in treasury,
            at cost (26,451,796 and
            25,150,668 shares, respectively)      (410,635)          (341,958)
                                               -----------         ----------
       Total common stockholders' equity           381,235            406,265
                                               -----------         ----------
                                               $   693,534         $  696,611
                                               ===========         ==========


See accompanying notes to consolidated financial statements.

                            THE JOHN NUVEEN COMPANY

                       CONSOLIDATED STATEMENTS OF INCOME
                                   UNAUDITED
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                  THREE MONTHS ENDED        SIX MONTHS ENDED
                                                       JUNE 30,                  JUNE 30,
                                               -----------------------   ------------------------
                                                  2002         2001         2002         2001
                                               ----------   ----------   ----------   -----------
Operating revenues:

   Investment advisory fees from assets
       under management                        $   86,056   $   79,029   $  171,211   $   158,555

   Underwriting and distribution of
       investment products                          1,667        5,004        6,538         9,262

   Positioning profits/(losses), net                  (13)         278         (127)          178

   Other operating revenue                          2,638        1,914        5,335         3,931
                                               ----------   ----------   ----------   -----------
       Total operating revenues                    90,348       86,225      182,957       171,926


Operating expenses:

       Compensation and benefits                   21,718       21,436       44,570        42,906

       Advertising and promotional costs            3,500        4,025        6,967         8,467

       Occupancy and equipment costs                4,153        3,510        8,172         6,679

       Amortization of goodwill and
            intangible assets                         698        2,041        1,411         4,083

       Travel and entertainment                     2,132        2,264        4,113         4,420

       Other operating expenses                     8,353        7,579       18,353        15,303
                                               ----------   ----------   ----------   -----------
            Total operating expenses               40,554       40,855       83,586        81,858



Operating income                                   49,794       45,370       99,371        90,068

Non-operating income                                  243        1,016           71         2,091
                                               ----------   ----------   ----------   -----------
Income before taxes                                50,037       46,386       99,442        92,159

Income taxes                                       19,585       18,371       39,001        36,185
                                               ----------   ----------   ----------   -----------

Net income                                     $   30,452   $   28,015   $   60,441   $    55,974
                                               ==========   ==========   ==========   ===========


Average common and common equivalent
   shares outstanding:

       Basic                                       94,398       93,820       94,659        93,752
                                               ==========   ==========   ==========   ===========
       Diluted                                     99,141      101,752       99,362       102,186
                                               ==========   ==========   ==========   ===========

Earnings per common share:
       Basic                                   $     0.32   $     0.30   $     0.64   $      0.59
                                               ==========   ==========   ==========   ===========
       Diluted                                 $     0.31   $     0.28   $     0.61   $      0.55
                                               ==========   ==========   ==========   ===========




See accompanying notes to consolidated financial statements.

                            THE JOHN NUVEEN COMPANY

        CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY
                                   UNAUDITED
                                 (IN THOUSANDS)


                                                                           Unamortized   Accumulated
                           Class A     Class B    Additional                  Cost of        Other
                            Common      Common     Paid-In      Retained    Restricted  Comprehensive   Treasury
                            Stock       Stock      Capital      Earnings   Stock Awards     Loss         Stock         Total
                          ----------  ----------  ----------  -----------  -----------   -----------  -----------   -----------
Balance at
December 31, 2001         $      470  $      733  $  131,996  $   620,274  $    (1,537)  $    (3,713) $  (341,958)  $   406,265
   Net income                      -           -           -       60,441            -             -            -        60,441
   Cash dividends paid             -           -           -      (22,856)           -             -            -       (22,856)
   Amortization of
      restricted stock
      awards                       -           -           -            -          395             -            -           395
   Purchase of treasury
      stock                        -           -           -            -            -             -     (105,232)     (105,232)
   Exercise of stock
      options                      -           -           -      (10,300)           -             -       36,467        26,167
   Issuance of
      restricted stock             -           -           -          (34)           -             -           88            54
   Tax benefit of
      options exercised            -           -      16,360            -            -             -            -        16,360
   Other                           -           -           -            -            -          (359)           -          (359)
                          ----------  ----------  ----------  -----------  -----------   -----------  -----------   -----------
Balance at June 30, 2002  $      470  $      733  $  148,356  $   647,525  $    (1,142)  $    (4,072) $  (410,635)  $   381,235
                          ==========  ==========  ==========  ===========  ===========   ===========  ===========   ===========



See accompanying notes to consolidated financial statements.

                            THE JOHN NUVEEN COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED
                                 (IN THOUSANDS)

                                                  SIX MONTHS ENDED JUNE 30,
                                               ------------------------------
                                                   2002              2001
                                                   ----              ----
Cash flows from operating activities:
  Net income                                   $    60,441         $   55,974
  Adjustments to reconcile net income
     to net cash provided from operating
     activities:
        Deferred income taxes                        4,259             (1,741)
        Depreciation of office property
          and equipment                              3,432              2,321
        Amortization of goodwill and
          intangible assets                          1,411              4,083
  Net (increase) decrease in assets:
        Management and distribution
          fees receivable                           16,281             32,683
        Other receivables                            5,399              8,407
        Nuveen defined portfolios                   15,898             (3,463)
        Bonds and notes                              1,445                739
        Prepaid expenses and other assets           (4,214)            (1,471)
  Net increase (decrease) in liabilities:
        Accrued compensation and other expenses    (14,156)           (23,870)
        Deferred compensation                         (145)               303
        Security purchase obligations                 (739)            10,149
        Other liabilities                           (7,795)            (6,522)
  Other                                             17,055              8,189
                                               -----------         ----------
             Net cash provided from
                operating activities                98,572             85,781
                                               -----------         ----------

Cash flows from financing activities:
  Dividends paid                                   (22,856)           (22,264)
  Proceeds from stock options exercised             26,167             18,701
  Proceeds from Rittenhouse stock options
     exercised                                      40,504                  -
  Acquisition of treasury stock                   (105,232)           (60,284)
                                               -----------         ----------
             Net cash used for
                financing activities               (61,417)           (63,847)
                                               -----------         ----------

Cash flows from investing activities:
  Net purchase of office property
     and equipment                                  (2,592)            (3,378)
  Proceeds from sales of investment securities         526             13,288
  Purchases of investment securities                  (902)            (3,203)
  Other                                             (1,081)            (7,756)
                                               -----------         ----------
             Net cash used for
                investing activities                (4,049)            (1,049)
                                               -----------         ----------

Increase in cash and cash equivalents               33,106             20,885
Cash and cash equivalents:
  Beginning of year                                 83,659             72,351
                                               -----------         ----------
  End of period                                $   116,765         $   93,236
                                               -----------         ----------

Supplemental Information:
  Taxes paid                                   $    21,294         $   28,759
  Interest paid                                $     2,577         $    1,053


See accompanying notes to consolidated financial statements.

                             THE JOHN NUVEEN COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2002

NOTE 1 BASIS OF PRESENTATION

The consolidated financial statements include the accounts of The John Nuveen Company and its wholly owned subsidiaries ("the Company" or "Nuveen") and have been prepared in conformity with accounting principles generally accepted in the United States of America. These financial statements have also been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures have been omitted pursuant to such rules and regulations. As a result, these financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's latest annual report on Form 10-K.

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


NOTE 2 EARNINGS PER COMMON SHARE

On August 9, 2001, the Company's Board of Directors authorized a 3-for-2 stock split of its common stock to shareholders of record on September 20, 2001. On May 9, 2002, the Company's Board of Directors declared another stock split - a 2-for-1 stock split to be effected as a dividend to shareholders of record as of June 3, 2002. All references in the consolidated financial statements and notes as to number of shares, per share amounts and market prices of the Company's common stock have been restated to reflect the increased number of shares outstanding.

The following table sets forth a reconciliation of net income and the weighted average common shares used in the basic and diluted earnings per share computations for the three-month and six-month periods ended June 30, 2002 and June 30, 2001.


-------------------------------------------------------------------------------------------------
In thousands,                                     For the three months ended
except per share data                      June 30, 2002                   June 30, 2001
                                      Net               Per-share      Net              Per-share
                                    income    Shares      amount    income    Shares      amount
                                    -------------------------------------------------------------
Net income                          $30,452                         $28,015
Less:  Preferred stock dividends        (70)                           (281)
                                    -------                         -------
Basic EPS                            30,382    94,398     $0.32      27,734    93,820     $0.30
  Dilutive effect of:
     Restricted stock                     -       463                     -       272
     Employee stock options               -     3,662                     -     3,536
     Assumed conversion of
           preferred stock               70       618                   281     4,124
                                    -------   -------               -------   -------
Diluted EPS                         $30,452    99,141     $0.31     $28,015   101,752     $0.28
-------------------------------------------------------------------------------------------------


--------------------------------------- ---------------------------------------------------------
In thousands,                                           For the six months ended
except per share data                         June 30, 2002                June 30, 2001
                                      Net               Per-share      Net              Per-share
                                    income    Shares      amount    income    Shares      amount
                                    -------------------------------------------------------------

Net income                          $60,441                         $55,974
Less:  Preferred stock dividends       (141)                           (844)
                                    -------                         -------
Basic EPS                            60,300    94,659     $0.64      55,130    93,752     $0.59
  Dilutive effect of:
     Restricted stock                     -       369                     -       272
     Employee stock options               -     3,716                     -     3,626
     Assumed conversion of
           preferred stock              141       618                   844     4,536
                                    -------   -------               -------
Diluted EPS                         $60,441    99,362     $0.61     $55,974   102,186     $0.55
-------------------------------------------------------------------------------------------------


Options to purchase 2,170,000 and 150,000 shares of the Company's common stock were outstanding at June 30, 2002 and 2001, respectively, but were not included in the computation of diluted earnings per share because the options' respective weighted average exercise prices of $29.45 and $18.91 per share were greater than the average market price of the Company's common shares during the applicable period.


NOTE 3 NET CAPITAL REQUIREMENT

Nuveen Investments, the Company's wholly owned broker/dealer subsidiary, is subject to the Securities and Exchange Commission Rule 15c3-1, the "Uniform Net Capital Rule," which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, as these terms are defined, shall not exceed 15 to 1. At June 30 2002, Nuveen Investments' net capital ratio was 1.37 to 1 and its net capital was $23,952,000, which is $21,760,000 in excess of the required net capital of $2,192,000.


NOTE 4 ACQUISITION OF SYMPHONY ASSET MANAGEMENT

On July 16, 2001, Nuveen acquired Symphony Asset Management, LLC ("Symphony"). Symphony is an institutional investment manager based in San Francisco. The aggregate purchase price was $208.3 million, of which approximately $4.5 million was allocated to the net book value of assets acquired. Net book value consisted primarily of cash, fee receivables and payables. The remaining purchase price has been allocated to identifiable intangible assets and goodwill. Of the $45.8 million of acquired intangible assets, $43.8 million was assigned to existing contractual customer relationships (19.7-year estimated useful life), $1.6 million to internally developed software (5-year estimated useful life), and the remaining $0.4 million to a favorable lease (38-month useful life). For the three months and six months ended June 30, 2002, the aggregate amortization expense relating to amortizable intangible assets acquired in the Symphony acquisition was approximately $0.7 million and $1.3 million, respectively. As Symphony was not acquired until July 16, 2001, there was no amortization expense relating to Symphony amortizable intangible assets for the three months and six months ended June 30, 2001. The following table sets forth the gross carrying amounts of the acquired amortizable intangible assets and their corresponding accumulated amortization amounts as of June 30, 2002 and December 31, 2001:

       ------------------------------------------------------------------------
                     Acquired Amortizable Intangible Assets
                                 (in thousands)
       ------------------------------------------------------------------------
                                       Gross
                                      Carrying  Accumulated Amortization As Of:
                                       Amount      6/30/02         12/31/01
                                    -------------------------------------------
       Customer relationships         $43,800      $ 2,111         $  1,000
       Internally developed software    1,622          296              134
       Favorable lease                    369          168              110
                                      -------      -------         --------
             Total                    $45,791      $ 2,575         $  1,244
       ------------------------------------------------------------------------

The estimated aggregate annual amortization expense for each of the next five years is approximately $2.7 million.

The transaction price will have potential additional future payments up to a maximum of $180 million based on Symphony's reaching specified performance and growth targets for its business. Any future payments will be recorded as additional goodwill. There were no such payments for the year ended December 31, 2001 or during the six months ended June 30, 2002.

The following unaudited actual information for the three-month and six-month periods ended June 30, 2002 and unaudited pro-forma information for the three-month and six-month periods ended June 30, 2001 reflect a summary of the consolidated results of operations of Nuveen and Symphony as if the acquisition had occurred on January 1, 2001. (In thousands, except per share data).


-------------------------------------------------------------------------------------------------------
                              As Reported
                             Three Months        Pro-Forma           As Reported          Pro-forma
                                 Ended       Three Months Ended    Six Months Ended    Six Months Ended
                             June 30, 2002     June 30, 2001         June 30, 2002       June 30, 2001
                           ----------------------------------------------------------------------------
Revenues                        $90,348           $93,552               $182,957            $187,050
Net Income                      $30,452           $28,055               $ 60,441            $ 56,269
Earnings per common share
(diluted)                       $  0.31           $  0.28               $   0.61            $   0.55
-------------------------------------------------------------------------------------------------------

NOTE 5 GOODWILL - ADOPTION OF SFAS NO. 142

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

The first step of the SFAS No. 142 goodwill impairment test is to identify potential impairment and, in the year of adoption, this step must be measured as of the beginning of the fiscal year. A company has six months from the date of adoption to complete the first step (in the case of Nuveen, June 30, 2002). The second step of the goodwill impairment test (which only has to be performed if the results from the first step of the goodwill impairment test indicate that there is potential impairment) measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of a company's fiscal year.

We have completed the first step of the SFAS No. 142 goodwill impairment test and our results indicate that, as of January 1, 2002, there is no indication of potential impairment of goodwill.

In 2001 (prior to the adoption of SFAS No. 142), we incurred annual goodwill amortization expense of approximately $8 million ($2.0 million and $4.0 million before taxes, for the three months and six months ended June 30, 2001, respectively). The following table presents what net income would have been for the three months and six months ended June 30, 2001 as if the new accounting rules effective January 1, 2002 (goodwill is no longer being amortized) were in effect as of January 1, 2001. Adjusted per-share amounts are also presented.


---------------------------------------------------------------------------------------------------------
(in  thousands,  except  for  earnings              FOR THE THREE MONTHS           FOR THE SIX MONTHS
per share amounts)                                          ENDED                           ENDED
                                                  JUNE 30,         JUNE 30,       JUNE 30,       JUNE 30,
                                                    2002             2001           2002          2001
                                               ----------------------------------------------------------
Net income, as reported                           $ 30,452         $ 28,015       $ 60,441       $ 55,974
Addback: goodwill amortization, net of tax               -            1,211           -             2,422
                                               ----------------------------------------------------------
Adjusted net income                               $ 30,452         $ 29,226       $ 60,441       $ 58,396

BASIC EARNINGS PER SHARE:
Net income, as reported                           $   0.32         $   0.30       $   0.64       $   0.59
Goodwill amortization, net of tax                        -             0.01              -           0.03
                                               ----------------------------------------------------------
Adjusted net income                               $   0.32         $   0.31       $   0.64       $   0.62

DILUTED EARNINGS PER SHARE:
Net income, as reported                           $   0.31         $   0.28       $   0.61       $   0.55
Goodwill amortization, net of tax                        -             0.01              -           0.02
                                               ----------------------------------------------------------
Adjusted net income                               $   0.31         $   0.29       $   0.61       $   0.57
---------------------------------------------------------------------------------------------------------

NOTE 6 NOTES PAYABLE

On August 10, 2000, the Company entered into a $250 million revolving line of credit with a group of banks that extends through August 2003. The committed line is divided into two equal facilities, one of which has a three-year term, the other is renewable in 364 days. Proceeds from borrowings under the facility are used for fulfilling day to day cash requirements and general corporate purchases including acquisitions, share repurchases and asset purchases. The rate of interest payable under the agreement is, at the Company's option, a function of one of various floating rate indices. The agreement requires the Company to pay a facility fee at an annual rate of .095% of the committed amount for the three-year facility and .08% of the committed amount for the 364-day facility. The Company has the option to provide collateral to secure borrowings under this line of credit. At June 30, 2002, there were two borrowings under this committed line. The Company borrowed $125 million under the three-year facility, and $58 million under the 364-day facility. For the six months ended June 30, 2002, the weighted average interest rate on these two borrowings was 2.1% for both the 364-day facility and the three-year facility. Subsequent to quarter-end, all of the outstanding debt on this revolving line of credit was paid down and new borrowings were made under a new loan facility (see Note 8).

NOTE 7 RELATED PARTY TRANSACTIONS

Included in Other Assets is a note receivable of approximately $2 million relating to a loan made to one of Symphony's prior owners, Maestro LLC. The members of Maestro LLC are also employees of Symphony. This uncollateralized, interest-bearing loan is payable on or before December 31, 2006 and carries an interest rate equal to the Applicable Federal Rate published by the Secretary of the Treasury (as of July 2002, the applicable interest rate is 4.60% per annum). Any contingent consideration payment from the Symphony acquisition (see Note 4) may be used to satisfy this loan obligation.


NOTE 8 SUBSEQUENT EVENTS

On July 31, 2002, Nuveen entered into and drew down fully on a $250 million revolving loan agreement with its majority shareholder, The St. Paul Companies, Inc. ("St. Paul"). This loan facility expires on July 15, 2003 and carries a floating interest rate of LIBOR plus a margin of up to 0.25%. A portion of the proceeds from this $250 million loan was used to repay the existing outstanding debt of $183 million.

On August 1, 2002, Nuveen completed the acquisition of NWQ Investment Management ("NWQ"). NWQ is an asset management firm based in Los Angeles, California with approximately $7 billion of assets under management. NWQ specializes in value-oriented equity investments with significant relationships among institutions and financial advisors serving high net worth investors. As a result of the acquisition, Nuveen expects to broaden and diversify its asset base even further by adding a value-manager into its managed accounts business. With the acquisition of NWQ, Nuveen will be able to offer a single source for managed accounts that employ growth, value, and fixed-income strategies. Nuveen will pay NWQ's current owner, Old Mutual (U.S.) Holdings, Inc. ("Old Mutual"), cash in the amount of $140 million, which will include up to $20 million over 5 years that can be offset by fees paid to Old Mutual affiliates under a strategic alliance agreement. A combination of existing available cash as well as a portion of the proceeds from the new loan agreement with St. Paul was used to fund the payment made at closing. Nuveen has engaged external valuation experts to determine the appropriate purchase price allocation.

On August 8, 2002, Nuveen renewed its 364-day credit facility. The terms of the facility fee and interest rate payable remain unchanged from that disclosed in
Note 6.

                          PART I. FINANCIAL INFORMATION
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                                  JUNE 30, 2002



DESCRIPTION OF THE BUSINESS
---------------------------

Our principal businesses are asset management and related research as well as the development, marketing, and distribution of investment products and services for the affluent, high-net-worth and the institutional market segments. We distribute our investment products and services, including mutual funds, exchange-traded funds, and individually managed accounts, to the affluent and high-net-worth market segments through unaffiliated intermediary firms including broker/dealers, commercial banks, affiliates of insurance providers, financial planners, accountants, consultants and investment advisors. We also provide investment products to institutional markets.

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

Sales of our products, and their profitability, are directly affected by many variables, including investor preferences for equity, fixed-income or other investments, the availability and attractiveness of competing products, market performance, continued access to distribution channels, changes in interest rates, inflation, and income tax rates and laws.

RECENT EVENTS
-------------

The following events are relevant to the understanding of our second quarter 2002 results:

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

On August 9, 2001, we announced a 3-for-2 stock split of our common stock. The stock split was effected as a dividend to shareholders of record as of September 20, 2001. Shareholders received one additional share of Nuveen common stock for every two shares that they owned as of the record date. On May 9, 2002, we announced a 2-for-1 split of our commons stock. The stock split was effected as a dividend to shareholders of record as of June 3, 2002. For comparability, prior period share information has been restated for both stock splits.

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

SUBSEQUENT EVENTS
-----------------

On August 1, 2002 we finalized the acquisition of NWQ Investment Management ("NWQ"), an asset management firm based in Los Angeles with approximately $7 billion of assets under management. NWQ specializes in value-oriented equity investments with significant relationships among institutions and financial advisors serving high net worth investors. Cash payments of $140 million will be paid to Old Mutual (U.S.) Holdings, Inc., which includes up to $20 million to be paid over the next five years under the terms of a strategic alliance agreement. Retention programs have been put in place, including an equity-based program designed to enable key management to participate in NWQ's future earnings growth.

SUMMARY OF OPERATING RESULTS
----------------------------

The table below presents the highlights of our operations for the three-month and six-month periods ended June 30, 2002 and 2001:


 FINANCIAL RESULTS SUMMARY
 COMPANY OPERATING STATISTICS
 ($ in millions except per share amounts)
----------------------------------------------------------------------------------------------------
                                           FOR THE SECOND QUARTER OF     FOR THE FIRST SIX MONTHS OF
                                          2002      2001     % CHANGE     2002      2001    % CHANGE
                                          ----      ----     --------     ----      ----    --------
----------------------------------------------------------------------------------------------------
 Gross sales of investment products     $ 3,321   $ 3,256       2%      $ 6,710   $ 7,067      (5%)
----------------------------------------------------------------------------------------------------
 Assets under management (1)(2)          68,496    62,990       9        68,496    62,990       9
----------------------------------------------------------------------------------------------------
 Operating revenues                        90.3      86.2       5         183.0     171.9       6
----------------------------------------------------------------------------------------------------
 Operating expenses                        40.6      40.9      (1)         83.6      81.9       2
----------------------------------------------------------------------------------------------------
 Pretax income                             50.0      46.4       8          99.4      92.2       8
----------------------------------------------------------------------------------------------------
 Net income                                30.5      28.0       9          60.4      56.0       8
----------------------------------------------------------------------------------------------------
 Basic earnings per share (3)              0.32      0.30       7          0.64      0.59       8
----------------------------------------------------------------------------------------------------
 Diluted earnings per share (3)            0.31      0.28      11          0.61      0.55      11
----------------------------------------------------------------------------------------------------
 Dividends per share (3)                   0.12      0.12       -          0.24      0.23       4
----------------------------------------------------------------------------------------------------

 (1)  At period end.

 (2)  Excludes defined portfolio assets under surveillance.

 (3) The prior period has been adjusted to reflect the 3-for-2 stock split that occurred in September of 2001 and the 2-for-1 split that occurred in June of 2002.

Gross sales for the quarter were $3.3 billion, up 2% versus the prior year. Our fixed-income sales continued to be strong across all product lines. Overall, fixed income sales were $2.4 billion, up 86% versus the prior year. This increase was driven by our exchange-traded funds as we raised more than $1.4 billion in new closed-end funds assets. This included approximately $500 million from leveraging several new closed-end funds we introduced in the first quarter of 2002 and approximately $900 million through the initial offering of the Nuveen Quality Preferred Income Fund. Strong interest in fixed-income products also helped drive the increase in mutual fund sales and fixed income managed account sales, which were $371 million and $625 million for the quarter, respectively, up 28% and 79% versus the prior year. These strong fixed-income sales were offset by a decline in equity sales as a result of the downturn in the equity markets. Defined portfolio product sales declined as a result of our decision in the first quarter of 2002 to discontinue this product line.

Net flows (equal to the sum of sales, reinvestments and exchanges less redemptions) totaled $0.6 billion for the quarter ended June 30, 2002 with positive flows from fixed-income products accounting for $2.0 billion. Offsetting these strong flows, our equity mutual funds and managed accounts experienced net outflows of $0.8 billion for the quarter as a result of weakened equity market conditions. Additionally, our alternative investment products also experienced net outflows for the second quarter as we exited certain non-hedge fund advisory mandates.

Total assets under management at the end of the second quarter of 2002 were $68.5 billion. This is an increase in of $5.5 billion or 9% versus the $63.0 billion in assets at the end of the second quarter 2001. This increase in assets under management was driven by the inclusion of Symphony assets ($4 billion) and as a result of net flows into funds and accounts.

Operating revenues for the quarter totaled $90.3 million, an increase of 5% over the $86.2 million in operating revenues recorded in the second quarter of 2001. This increase was driven by a 9% increase in advisory fees as a result of an increase in average assets under management, mainly in our fixed income businesses, and the inclusion of Symphony advisory fees.

Operating expenses for the quarter declined 1% when compared with the prior year. Excluding the impact of Symphony, operating expenses declined 8%, mainly as a result of decreased goodwill amortization expense (due to new accounting rules effective 2002). However, even after considering the impact of both Symphony and the new accounting rules effective in 2002, total operating expenses for the quarter were down 3% compared with the prior year.

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

Distribution revenue is earned as defined portfolio and mutual fund products are sold to the public through financial advisors. Correspondingly, distribution revenue will rise and fall with the level of our sales of these products, and has been impacted by our decision to discontinue the defined portfolio product line in 2002.

Gross sales of investment products for three-month and six-month periods ended June 30, 2002 and 2001 are shown below:


---------------------------------------------------------------------------------------
     GROSS INVESTMENT PRODUCT SALES
     (in millions)
                                              THREE MONTHS ENDED      SIX MONTHS ENDED
                                                   JUNE 30,                JUNE 30,
                                               2002        2001       2002        2001
                                               ----        ----       ----        ----
     Managed Assets:
        Exchange-Traded Funds                 $ 1,462    $   579     $ 2,570    $ 1,740
        Mutual Funds                              371        290         657        595
        Managed Accounts - Retail               1,322      1,892       2,983      3,693
        Managed Accounts - Institutional          166        108         306        242
                                              -------    -------     -------    -------
             Total Managed Assets               3,321      2,869       6,516      6,270
     Defined Portfolios                             -        387         194        797
                                              -------    -------     -------    -------
                  Total                       $ 3,321    $ 3,256     $ 6,710    $ 7,067
                                              =======    =======     =======    =======
---------------------------------------------------------------------------------------

Gross sales of investment products decreased 5% for the six-month period ended June 30, 2002 when compared with the same period in 2001, due to our exit of the defined portfolio business. Excluding the impact of our exit of the defined portfolio business, we grew our sales 4%. Sales of our 2002 ETF offerings combined with the leveraging of the November 2001 offerings totaled $2.6 billion, up 48% versus the prior year. Retail managed account sales were down 19% from a year ago, reflecting volatility and general weakened equity market conditions. Defined portfolio sales declined 76% as a result of our decision at the beginning of 2002 to discontinue our defined portfolio product line.


The following table summarizes net assets under management:
----------------------------------------------------------------------------
     NET ASSETS UNDER MANAGEMENT (1)
     (in millions)

                                              JUNE 30,  DECEMBER 31, JUNE 30,
                                               2002        2001       2001
                                              -------    -------     -------
        Mutual Funds                          $11,641    $11,814     $11,491
        Exchange-Traded Funds                  35,051     32,000      30,012
        Managed Accounts                       21,804     24,671      21,058
        Money Market Funds                          -          -         429
                                              -------    -------     -------
             Total                            $68,496    $68,485     $62,990
                                              =======    =======     =======

 (1) Excludes defined portfolio product assets under surveillance
----------------------------------------------------------------------------

Assets under management grew 9% to $68.5 billion, an increase of $5.5 billion from the end of June 2001. Symphony assets accounted for approximately $4.0 billion of the increase, while strong net flows, mainly on our fixed-income products more than offset equity market declines and a reduction in assets due to the closing of the money market funds. Assets under management were flat versus

December 31, 2001 as net flows into funds and accounts of $2.3 billion and appreciation on our fixed income assets were offset by equity market depreciation or $3.0 billion.

Investment advisory fee income, net of sub-advisory fees and expense reimbursements, is shown in the following table:

------------------------------------------------------------------------------
     INVESTMENT ADVISORY FEES
     (in thousands)

                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                          JUNE 30,              JUNE 30,
                                     2002      2001         2002        2001
                                   -------    -------     --------    --------

        Mutual Funds               $14,390    $14,283     $ 28,609    $ 28,160
        Exchange-Traded Products    46,444     42,973       91,312      84,674
        Managed Accounts            25,222     21,339       51,290      44,917
        Money Market Funds               -        434            -         804
                                   -------    -------     --------    --------
             Total                 $86,056    $79,029     $171,211    $158,555
                                   =======    =======     ========    ========
------------------------------------------------------------------------------



Advisory fees for the six-month period ended June 30, 2002, increased 8% over the same period in 2001. Symphony accounted for 5% of the increase, while exchange-traded funds and other fixed-income products drove the remainder. These increases were partially offset by a decline in fees as a result of the closing of the money market funds in the third quarter of 2001.

Underwriting and distribution revenue for the three-month and six-month periods ended June 30, 2002 and 2001 is shown in the following table:


------------------------------------------------------------------------------
     UNDERWRITING AND DISTRIBUTION REVENUE
     (in thousands)

                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                        JUNE 30,                JUNE 30,
                                     2002       2001        2002        2001
                                   -------    -------     --------    --------

        Mutual Funds               $   521    $   819     $  1,334    $  1,862
        Defined Portfolios              51      3,784        2,607       5,817
        Exchange-Traded Products     1,095        401        2,597       1,583
                                   -------    -------     --------    --------
             Total                 $ 1,667    $ 5,004     $  6,538    $  9,262
                                   =======    =======     ========    ========
------------------------------------------------------------------------------

Total underwriting and distribution revenue for the first half of 2002 declined $2.7 million when compared with the first half in 2001 due to a decline in distribution revenue on defined portfolios as a result of the discontinuation of this business. Additionally, mutual fund distribution revenue declined as a result of a decline in equity product sales. Partially offsetting these declines is an increase in underwriting fees on our exchange-traded fund offerings.

OTHER OPERATING REVENUE

Other operating revenue consists of various fees earned in connection with services provided on behalf of our defined portfolio assets under surveillance and incentive fees earned on institutional assets managed by Symphony. The increase in other operating revenue for the six-month period ended June 30, 2002 is due to the inclusion of Symphony incentive fees.

POSITIONING PROFITS/(LOSSES)

We record positioning profits or losses from changes in the market value of the inventory of unsold investment products and other securities held by our broker/dealer subsidiary, Nuveen Investments. We recorded net positioning losses of $0.1 million in the first half of 2002, compared to gains of $0.2 million in the first half of 2001.

OPERATING EXPENSES

The following table summarizes operating expenses for the three-month and six-month periods ended June 30, 2002 and 2001:

------------------------------------------------------------------------------
     OPERATING EXPENSES
     (in thousands)
                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                        JUNE 30,                JUNE 30,
                                    2002        2001        2002        2001
                                   -------    -------     --------    --------

        Compensation and Benefits  $21,718    $21,436     $ 44,570    $ 42,906
        Advertising and Promotion    3,500      4,025        6,967       8,467
        Occupancy and Equipment      4,153      3,510        8,172       6,679
        Amortization of
           Intangibles                 698      2,041        1,411       4,083
        Travel and Entertainment     2,132      2,264        4,113       4,420
        Other Operating Expenses     8,353      7,579       18,353      15,303
                                   -------    -------     --------    --------
             Total                 $40,554    $40,855     $ 83,586    $ 81,858
                                   =======    =======     ========    ========
------------------------------------------------------------------------------

Operating expenses increased $1.7 million during the first half of 2002 compared to the first half of 2001. This increase is primarily due to the inclusion of Symphony operating expenses. Excluding Symphony, operating expenses declined $4.4 million (5%), driven mainly by a $4.0 million reduction in goodwill amortization expense as a result of new accounting rules effective January 1, 2002.

Compensation and related benefits for the first half of 2002 increased $1.7 million compared to the first half in the prior year, primarily as a result of the inclusion of Symphony. Excluding the impact of Symphony, compensation expense was down slightly to the prior year as salary increases were more than offset by headcount reductions. The reduction in headcount is related to the discontinuation of the defined portfolio business.

Advertising and promotional expenditures decreased $1.5 million for the first half of 2002 compared to the first half of 2001. This decrease is due to a reduction in spending behind our defined portfolio business.

All other operating expenses, including occupancy and equipment costs, travel and entertainment and other, increased $4.2 million during the first half of 2002 compared to the first quarter of 2001. The inclusion of Symphony expenses drove $2.6 million of the increase with the remainder mainly driven by increased severance due to the exit of our defined portfolio business and fund organization costs related to our exchange-traded fund offerings.

NON-OPERATING INCOME/(EXPENSE)

Non-operating income/(expense) is comprised primarily of net interest income/(expense) and other miscellaneous non-operating revenue/(expense).

Net interest income was down $3.1 million in the first half of 2002 compared to the first half of 2001. This decline was partially caused by a decrease in interest income resulting from the use of cash on hand for the Symphony acquisition, and partially because of an increase in interest expense as a result of the debt incurred in connection with the Symphony acquisition. This decline in net interest income was partially offset by a decrease in interest expense on deferred compensation, and partially because of non-recurring miscellaneous income recorded as a result of our exit from the defined portfolio business.

CAPITAL RESOURCES, LIQUIDITY
AND FINANCIAL CONDITION
-----------------------

Our principal businesses are not capital intensive and, historically, we have met our liquidity requirements through cash flow generated by operations. In addition, our broker/dealer subsidiary occasionally utilizes available, uncommitted lines of credit, which approximate $200 million, to satisfy periodic, short-term liquidity needs. As of June 30, 2002, no borrowings were outstanding on these uncommitted lines of credit. In August 2000, we entered into a $250 million committed line of credit with a group of banks to ensure an ongoing liquidity source for general corporate purposes including acquisitions. The new committed line is divided into two equal facilities, one of which has a three-year term, the other is renewable in 364 days. As of June 30, 2002, the outstanding balance under this committed credit line was $183 million. The proceeds from these facilities were used in part to fund the Symphony acquisition. On August 8, 2002, Nuveen renewed its 364-day credit facility. The terms of the facility fee and interest rate payable remain unchanged from the previous agreement.

Subsequent to quarter-end, Nuveen entered into and drew down fully on a $250 million revolving loan agreement with its majority shareholder, The St. Paul Companies, Inc. ("St. Paul"). This loan facility expires on July 15, 2003 and carries a floating interest rate of LIBOR plus a margin of up to 0.25%. A portion of the proceeds from this $250 million loan was used to repay the existing outstanding debt of $183 million, with the remainder used to fund the NWQ acquisition.

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

At June 30, 2002, we held in treasury 26,451,796 shares of Class A common stock acquired in open market transactions. As part of an ongoing repurchase program, we are authorized to purchase approximately 1.0 million additional shares. During the second quarter of 2002, the Company repurchased 1,692,100 Class A common stock shares in open market transactions.

During the first half of 2002, we paid out dividends on common shares totaling $22.7 million and on preferred shares totaling $0.1 million.

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

FORWARD-LOOKING INFORMATION

From time to time, information we provide or information included in our filings with the SEC (including this report on Form 10-Q) may contain statements that are not historical facts but are forward-looking statements reflecting management's expectations and opinions. Our actual future results may differ significantly from those anticipated in any forward-looking statements due to numerous factors. These include, but are not limited to, the effects of the substantial competition that we, like all market participants, face in the investment management business, including competition for continued access to the brokerage firms' retail distribution systems, our reliance on revenues from investment management contracts which are renewed annually according to their terms, reductions in assets under management because of market declines and redemptions, burdensome regulatory developments, recent accounting pronouncements, and unforeseen developments in litigation. We undertake no responsibility to update publicly or revise any forward-looking statements.

                          PART I. FINANCIAL INFORMATION
       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                                  JUNE 30, 2002

In addition to the various risks previously discussed in this report, we are exposed to market risk from changes in interest rates, which may adversely affect our results of operations and financial condition. In the past, we were exposed to this risk primarily in our fixed-income defined portfolio inventory and, at times, sought to minimize the risks from these interest rate fluctuations through the use of derivative financial instruments. As a result of our decision to discontinue our defined portfolio product line, we no longer regularly purchase and hold for resale municipal securities and defined portfolio units. Therefore, it is no longer necessary to utilize futures contracts to minimize risk. Correspondingly, there were no open derivative financial instruments at June 30, 2002.

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

                           PART II. OTHER INFORMATION



ITEM 1.   LEGAL PROCEEDINGS

          As previously reported most recently in the Form 10-K for December 31, 2001, a lawsuit (Civil Action No. 97 C 5255) brought in June, 1996 by certain shareholders is currently pending in federal district court for the Northern District of Illinois against Nuveen Advisory. The suit was originally brought against John Nuveen & Co. Incorporated, Nuveen Advisory, six Nuveen investment companies (the "Funds") managed by Nuveen Advisory and two of the Funds' former directors seeking unspecified damages, an injunction and other relief. The suit also sought certification of a defendant class consisting of all Nuveen-managed leveraged funds.

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

          In an opinion dated July 8, 2002, the United States Court of Appeals for the Seventh Circuit affirmed the opinion of the district court dismissing Plaintiffs' lawsuit. Any petition by Plaintiff, for a writ of certiori to the United States Supreme Court seeking to appeal the 7th Circuit opinion would need to be filed within 90 days of the issuance of such opinion.

ITEM 2.   CHANGES IN SECURITIES

          None.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None.


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          At the Annual Meeting of Shareholders held on May 9, 2002, the eight directors nominated in the Proxy Statement were elected for a one-year term expiring at the annual meeting to be held in 2003. The following individuals were elected directors by the vote of holders of the following number of shares of Class A and Class B Common Stock represented at the meeting, voting together as a single class:

          DIRECTOR                     FOR        WITHHELD    BROKER NON-VOTE
          --------                     ---        --------    ---------------
          Timothy R. Schwertfeger  44,953,293     1,559,303           0
          John P. Amboian          46,427,593        85,003           0
          Willard L. Boyd          46,319,989       193,238           0
          Duane R. Kullberg        46,231,293       190,607           0

          The following individuals were elected as Class B directors by the vote of holders of the following number of shares of Class B Common Stock represented at the meeting, voting as a separate class:

          CLASS B DIRECTOR             FOR        WITHHELD    BROKER NON-VOTE
          ----------------             ---        --------    ---------------
          Jay S. Fishman           36,662,607        0                0
          W. John Driscoll         36,662,607        0                0
          Thomas A. Bradley        36,662,607        0                0
          John A. MacColl          36,662,607        0                0

          A vote to amend the Restated Certificate of Incorporation of the Company to increase the authorized number of shares of capital stock from 195,000,000 shares to 245,000,000, of which 160,000,000 shares shall be designated as Class A Common Stock, par value $0.01 per share, and 80,000,000 shares shall be designated as Class B Common Stock, par value $0.01 per share and 5,000,000 shares shall be designated as Preferred Stock, par value, $0.01 per share, was approved by the following votes:

          --------------------------------------------------------------------
                                               FOR      OPPOSED     WITHHELD
                                               ---      -------     --------
          --------------------------------------------------------------------
          Class A Common Stock              9,271,857    28,281      549,851
          --------------------------------------------------------------------
          Class B Common Stock             36,662,607         0            0
          --------------------------------------------------------------------
          Class A & B Common Stock (Total) 45,934,464    28,281      549,851
          --------------------------------------------------------------------

           The proposal to approve the Second Amendment and Restatement of the Company's 1996 Equity Incentive Award Plan was approved by a vote of 43,127,749 shares in favor, 162,113 shares opposed, 1,107,361 shares abstaining, and 2,115,373 Broker Non-Votes.

          The proposal to approve the Company's 2002 Executive Officer Performance Plan was approved by a vote of 45,748,762 shares in favor, 139,971 shares opposed, and 623,863 shares abstaining.

          The proposal to ratify the selection of KPMG LLP as independent auditors for the Company was approved by a vote of 45,940,671 shares in favor, 565,441 shares opposed and 6,484 shares abstaining.


ITEM 5.   OTHER INFORMATION

          The next annual shareholder meeting for The John Nuveen Company has been set for Thursday, May 8, 2003 in Chicago, Illinois.


Item 6.   Exhibits and Reports on Form 8-K

          a) Exhibits.

             10.18 (a)  First Amendment to Three Year Revolving
                        Credit Agreement

             10.19 (a)  First Amendment to 364 Day-Revolving
                        Credit Agreement

             10.19 (b)  Second Amendment to 364-Day-Revolving
                        Credit Agreement

             10.21      Revolving Loan Agreement

             99.1       Certification of C.E.O. and C.F.O.


          b) Reports on Form 8-K.

             None.

                                    SIGNATURE



                    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          THE JOHN NUVEEN COMPANY
                                          (Registrant)








          DATE: August 14, 2002           /s/ John P. Amboian
                                          ------------------------------------
                                          John P. Amboian
                                          President






          DATE: August 14, 2002           /s/ Margaret E. Wilson
                                          ------------------------------------
                                          Margaret E. Wilson
                                          Senior Vice President of Finance
                                          (Principal Accounting Officer)