Form 10-Q
period 2002-09-30
NUVEEN JOHN COMPANY
filed 2002-11-14
CIK 885708

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q





   X            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
  ---                OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended SEPTEMBER 30, 2002

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         At November 8, 2002, there were 93,095,584 shares of the Company's Common Stock outstanding, consisting of 19,770,370 shares of Class A Common Stock, $.01 par value, and 73,325,214 shares of Class B Common Stock, $.01 par value.

                             THE JOHN NUVEEN COMPANY

                                TABLE OF CONTENTS


                                                                        Page No.
                                                                        --------

PART I. FINANCIAL INFORMATION

   ITEM 1.   FINANCIAL STATEMENTS

        Consolidated Balance Sheets (Unaudited),
             September 30, 2002 and December 31, 2001                       3

        Consolidated Statements of Income (Unaudited),
             Three Months Ended September 30, 2002 and 2001
             Nine Months Ended September 30, 2002 and 2001                  4

        Consolidated Statement of Changes in Common Stockholders'
             Equity (Unaudited), Nine Months Ended September 30, 2002       5

        Consolidated Statements of Cash Flows (Unaudited),
             Nine Months Ended September 30, 2002 and 2001                  6

        Notes to Consolidated Financial Statements
             (Unaudited)                                                    7

   ITEM 2.

        Management's Discussion and Analysis of
             Financial Condition and Results of Operations                  14

   ITEM 3.

        Quantitative and Qualitative Disclosures About Market Risk          23


   ITEM 4.

        Controls and Procedures                                             23



PART II.     OTHER INFORMATION

   Item 1 through Item 6                                                    24

   Signatures                                                               26

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                             THE JOHN NUVEEN COMPANY

                           CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                       SEPTEMBER 30,   DECEMBER 31,
                                                                                                           2002           2001
                                                                                                       ------------    -----------
ASSETS
Cash and cash equivalents                                                                               $  68,082      $  83,659
Management and distribution fees receivable                                                                45,928         53,803
Other receivables                                                                                           9,950         12,537
Securities owned (trading account), at market value:
       Nuveen defined portfolios                                                                               12         15,901
       Bonds and notes                                                                                         --          1,445
Deferred income tax asset, net                                                                                 --            164
Furniture, equipment, and leasehold improvements, at cost less accumulated depreciation
       and amortization of $36,924 and $31,823, respectively                                               29,630         28,372
Other investments                                                                                          57,434         59,651
Goodwill                                                                                                  493,501        353,598
Other intangible assets, net of accumulated amortization of $4,217 and $1,623, respectively                69,933         51,876
Prepaid expenses and other assets                                                                          38,420         35,605
                                                                                                        ---------      ---------
                                                                                                        $ 812,890      $ 696,611
                                                                                                        =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
       Notes payable                                                                                    $ 305,000      $ 183,000
       Accrued compensation and other expenses                                                             44,022         44,973
       Deferred compensation                                                                               27,724         28,398
       Security purchase obligations                                                                           --            739
       Deferred income tax liability, net                                                                   5,634             --
       Other liabilities                                                                                   48,501         27,611
                                                                                                        ---------      ---------
           Total liabilities                                                                              430,881        284,721
                                                                                                        ---------      ---------
Redeemable preferred stock, at redemption value;  5,000,000 shares authorized,
       0 and 225,000 shares issued and outstanding, respectively                                               --          5,625

Minority interest                                                                                           3,231             --

Common stockholders' equity:
       Class A Common stock, $.01 par value;  160,000,000 shares authorized at Sept. 30, 2002;                476            470
           47,586,266 and 46,967,682 shares issued and outstanding, respectively
       Class B Common stock, $.01 par value;  80,000,000 shares authorized at Sept. 30, 2002;                 733            733
           73,325,214 shares issued and outstanding at September 30, 2002 and December 31, 2001
       Additional paid-in capital                                                                         154,487        131,996
       Retained earnings                                                                                  667,117        620,274
       Unamortized cost of restricted stock awards                                                           (945)        (1,537)
       Accumulated other comprehensive loss                                                                (5,378)        (3,713)
                                                                                                        ---------      ---------
                                                                                                          816,490        748,223
       Less common stock held in treasury, at cost (27,607,596 and 25,150,668 shares, respectively)      (437,712)      (341,958)
                                                                                                        ---------      ---------
       Total common stockholders' equity                                                                  378,778        406,265
                                                                                                        ---------      ---------
                                                                                                        $ 812,890      $ 696,611
                                                                                                        =========      =========


See accompanying notes to consolidated financial statements.

                             THE JOHN NUVEEN COMPANY

                        CONSOLIDATED STATEMENTS OF INCOME
                                    UNAUDITED
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                 SEPTEMBER 30,
                                                                ------------------------      ------------------------
                                                                   2002           2001          2002           2001
                                                                ---------      ---------      ---------      ---------
Operating revenues:
      Investment advisory fees from assets under management     $  91,013      $  86,124      $ 262,225      $ 244,679
      Underwriting and distribution of investment products          2,839          5,085          9,376         14,347
      Positioning profits/(losses), net                                13          1,991           (114)         2,168
      Other operating revenue                                       8,541          4,340         13,876          8,271
                                                                ---------      ---------      ---------      ---------
         Total operating revenues                                 102,406         97,540        285,363        269,465

Operating expenses:
      Compensation and benefits                                    27,343         24,026         71,913         66,933
      Advertising and promotional costs                             3,065          4,650         10,032         13,117
      Occupancy and equipment costs                                 4,843          3,767         13,016         10,446
      Amortization of goodwill and intangible assets                1,183          2,139          2,594          6,221
      Travel and entertainment                                      2,026          2,152          6,139          6,572
      Other operating expenses                                      9,519         11,751         27,871         27,054
                                                                ---------      ---------      ---------      ---------
         Total operating expenses                                  47,979         48,485        131,565        130,343

Operating income                                                   54,427         49,055        153,798        139,122

Non-operating income/(expense)                                     (2,314)        (1,129)        (2,243)           963
                                                                ---------      ---------      ---------      ---------

Income before taxes                                                52,113         47,926        151,555        140,085

Income taxes                                                       20,105         19,163         59,106         55,348
                                                                ---------      ---------      ---------      ---------

Net income                                                      $  32,008      $  28,763      $  92,449      $  84,737
                                                                =========      =========      =========      =========

Average common and common equivalent shares outstanding:
      Basic                                                        93,312         95,216         94,205         94,246
                                                                =========      =========      =========      =========

      Diluted                                                      96,878        101,730         98,529        102,046
                                                                =========      =========      =========      =========

Earnings per common share:
      Basic                                                     $    0.34      $    0.30      $    0.98      $    0.89
                                                                =========      =========      =========      =========

      Diluted                                                   $    0.33      $    0.28      $    0.94      $    0.83
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

                             THE JOHN NUVEEN COMPANY

        CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY
                                    UNAUDITED
                                 (IN THOUSANDS)

                                                                                 Unamortized    Accumulated
                                    Class A    Class B   Additional                 Cost of         Other
                                     Common    Common     Paid-In    Retained     Restricted   Comprehensive  Treasury
                                     Stock      Stock     Capital    Earnings    Stock Awards      Loss        Stock        Total
                                    ---------  -------   ---------   --------    ------------  ------------- ---------   ----------
Balance at December 31, 2001         $    470   $   733   $ 131,996   $ 620,274   $   (1,537)   $  (3,713)  $(341,958)   $ 406,265
 Net income                                 -         -           -      92,449            -            -           -       92,449
 Cash dividends paid                        -         -           -     (35,013)           -            -           -      (35,013)
 Amortization of restricted
      stock awards                          -         -           -           -          592            -           -          592
 Purchase of treasury stock                 -         -           -           -            -            -    (133,481)    (133,481)
 Exercise of stock options                  -         -           -     (10,559)           -            -      37,639       27,080
 Issuance of restricted stock               -         -           -         (34)           -            -          88           54
 Tax benefit of options exercised           -         -      16,872           -            -            -           -       16,872
 Conversion of preferred to common          6         -       5,619           -            -            -           -        5,625
 Other                                      -         -           -           -            -       (1,665)          -       (1,665)
                                      --------   -------  ----------   ---------  ----------   ----------  ----------   ----------
Balance at September 30, 2002         $   476    $   733  $ 154,487    $667,117   $     (945)  $   (5,378) $ (437,712)  $  378,778
                                      ========   =======  ==========   =========  ==========   ==========  ==========   ==========


See accompanying notes to consolidated financial statements.

                             THE JOHN NUVEEN COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                 (IN THOUSANDS)


                                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                                                             ------------------------------
                                                                                  2002           2001
                                                                                ---------      ---------
Cash flows from operating activities:
    Net income                                                                  $  92,449      $  84,737
    Adjustments to reconcile net income to net cash
        provided from operating activities:
         Deferred income taxes                                                      6,897          1,097
         Depreciation of office property and equipment                              5,367          3,736
         Amortization of goodwill and intangible assets                             2,594          6,221
    Net (increase) decrease in assets:
         Management and distribution fees receivable                               17,117         42,521
         Other receivables                                                          2,796         14,193
         Nuveen defined portfolios                                                 15,889         (3,987)
         Bonds and notes                                                            1,445            414
         Prepaid expenses and other assets                                         (2,749)         1,420
    Net increase (decrease) in liabilities:
         Accrued compensation and other expenses                                   (1,726)       (17,498)
         Deferred compensation                                                       (673)        (1,370)
         Security purchase obligations                                               (739)         4,440
         Other liabilities                                                         14,861          3,417
    Other                                                                          18,233         18,957
                                                                                ---------      ---------
                     Net cash provided from operating activities                  171,761        158,298
                                                                                ---------      ---------

Cash flows from financing activities:
    Proceeds from notes payable                                                   250,000        173,000
    Repayments of notes payable                                                  (128,000)            --
    Dividends paid                                                                (35,013)       (34,002)
    Proceeds from stock options exercised                                          27,080         40,048
    Acquisition of treasury stock                                                (133,481)      (127,786)
                                                                                ---------      ---------
                     Net cash (used for)/provided from financing activities       (19,414)        51,260
                                                                                ---------      ---------

Cash flows from investing activities:
    Symphony acquisition, net of cash received                                         --       (203,179)
    NWQ acquisition, net of cash received and liability due to Old Mutual        (156,653)            --
    Proceeds from Rittenhouse stock options exercised                              40,504             --
    Repurchase of Rittenhouse stock                                               (45,036)            --
    Net purchase of office property and equipment                                  (5,432)        (6,704)
    Proceeds from sales of investment securities                                    1,378         20,623
    Purchases of investment securities                                             (1,614)        (5,805)
    Other                                                                          (1,071)        (8,556)
                                                                                ---------      ---------
                     Net cash used for investing activities                      (167,924)      (203,621)
                                                                                ---------      ---------

(Decrease)/increase in cash and cash equivalents                                  (15,577)         5,937

Cash and cash equivalents:
    Beginning of year                                                              83,659         72,351
                                                                                ---------      ---------
    End of period                                                               $  68,082      $  78,288
                                                                                ---------      ---------


Supplemental Information:
    Taxes paid                                                                  $  33,332      $  30,404
    Interest paid                                                               $   4,297      $   1,711


See accompanying notes to consolidated financial statements.

                             THE JOHN NUVEEN COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2002

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

The following table sets forth a reconciliation of net income and the weighted average common shares used in the basic and diluted earnings per share computations for the three-month and nine-month periods ended September 30, 2002 and September 30, 2001.

---------------------------------------------------------------------------------------------------------------
In thousands,                                                     For the three months ended
except per share data                              September 30, 2002              September 30, 2001
                                              Net                  Per-share    Net                  Per-share
                                            income   Shares         amount    income      Shares       amount
                                        -----------------------------------------------------------------------
Net income                                  $32,008                            $28,763
Less:  Preferred stock dividends             -                                    (281)
                                        -----------                         ----------
Basic EPS                                    32,008   93,312         $0.34      28,482   95,216          $0.30
  Dilutive effect of:
     Restricted stock                        -           463                    -           274
     Employee stock options                  -         2,691                    -         3,766
     Actual / assumed conversion of
           Preferred stock                   -           412                       281    2,474
                                        ----------------------              ---------------------
Diluted EPS                                 $32,008   96,878         $0.33     $28,763  101,730          $0.28
---------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------
In thousands,                                                     For the nine months ended
except per share data                              September 30, 2002              September 30, 2001
                                              Net                  Per-share    Net                  Per-share
                                            income   Shares         amount    income    Shares         amount
                                        -----------------------------------------------------------------------
Net income                                  $92,449                            $84,737
Less:  Preferred stock dividends               (141)                            (1,125)
                                        -----------                         ----------
Basic EPS                                    92,308   94,205         $0.98      83,612   94,246          $0.89
  Dilutive effect of:
     Restricted stock                        -           400                    -           272
     Employee stock options                  -         3,374                    -         3,680
     Actual / assumed conversion of
           Preferred stock                      141      550                     1,125    3,848
                                        --------------------                -------------------
Diluted EPS                                 $92,449   98,529         $0.94     $84,737  102,046          $0.83
---------------------------------------------------------------------------------------------------------------

On August 30, 2002, the remaining 225,000 shares of JNC 5% Cumulative Convertible Preferred Stock were converted into 618,584 shares of JNC common stock.

Options to purchase 5,149,800 and 90,000 shares of the Company's common stock were outstanding at September 30, 2002 and 2001, respectively, but were not included in the computation of diluted earnings per share because the options' respective weighted average exercise prices of $27.21 and $21.71 per share were greater than the average market price of the Company's common shares during the applicable period.


NOTE 3 NET CAPITAL REQUIREMENT

Nuveen Investments, the Company's wholly owned broker/dealer subsidiary, is subject to the Securities and Exchange Commission Rule 15c3-1, the "Uniform Net Capital Rule," which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, as these terms are defined, shall not exceed 15 to 1. At September 30 2002, Nuveen Investments' net capital ratio was 2.60 to 1 and its net capital was $9,910,000, which is $8,193,000 in excess of the required net capital of $1,717,000.


NOTE 4 ACQUISITION OF SYMPHONY ASSET MANAGEMENT

On July 16, 2001, Nuveen acquired Symphony Asset Management, LLC ("Symphony"). Symphony is an institutional investment manager based in San Francisco. The aggregate purchase price was $208.3 million, of which approximately $4.5 million was allocated to the net book value of assets acquired. Net book value consisted primarily of cash, fee receivables and payables. The remaining purchase price has been allocated to identifiable intangible assets and goodwill. Of the $45.8 million of acquired intangible assets, $43.8 million was assigned to existing contractual customer relationships (19.7-year estimated useful life), $1.6 million to internally developed software (5-year estimated useful life), and the remaining $0.4 million to a favorable lease (38-month useful life). For the three months and nine months ended September 30, 2002, the aggregate amortization expense (pre-tax) relating to amortizable intangible assets acquired in the Symphony acquisition was approximately $0.7 million and $2.0 million, respectively. There were no unamortizable intangible assets with indefinite lives acquired in the Symphony acquisition. As Symphony was not acquired until July 16, 2001 and the purchase price allocation was not yet complete, the amortization expense relating to Symphony amortizable intangible assets for the three months ended September 30, 2001 was only approximately $0.1 million. The following table sets forth the gross carrying amounts of the acquired amortizable intangible assets and their corresponding accumulated amortization amounts as of September 30, 2002 and December 31, 2001:


--------------------------------------------------------------------------------
                     Acquired Amortizable Intangible Assets
                                 (in thousands)
--------------------------------------------------------------------------------
                                    Gross
                                  Carrying     Accumulated Amortization As Of:
                                   Amount        9/30/02        12/31/01
                                 -----------------------------------------------
Customer relationships            $43,800         $2,667         $1,000
Internally developed software       1,622            377            134
Favorable lease                       369            197            110
                                  -------         ------         ------
     Total                        $45,791         $3,241         $1,244
--------------------------------------------------------------------------------

The estimated aggregate annual amortization expense for each of the next four years is approximately $2.7 million and approximately $0.3 million in the fifth year and is mainly attributable to the amortization of the customer relationships.

The transaction price will have potential additional future payments up to a maximum of $180 million based on Symphony's reaching specified performance and growth targets for its business. Any future payments will be recorded as additional goodwill. There were no such payments for the year ended December 31, 2001 or during the nine months ended September 30, 2002.

The following unaudited actual information for the nine-month period ended September 30, 2002 and the unaudited pro-forma information for the nine-month period ended September 30, 2001 reflect a summary of the consolidated results of operations of Nuveen and Symphony as if the acquisition had occurred on January 1, 2001. As the Symphony acquisition was consummated on July 16, 2001, pro-forma results for the three months ended September 30, 2001 would not be materially different from actual "as reported" information for the three months ended September 30, 2001. (In thousands, except per share data).

     ------------------------------------------------------------------
                                    As Reported          Pro-forma
                                 Nine Months Ended   Nine Months Ended
                                   Sept. 30, 2002      Sept. 30, 2001
                                ---------------------------------------
     Revenues                         $285,363            $285,576
     Net Income                       $ 92,449            $ 84,489
     Earnings per common share
     (diluted)                        $   0.94            $   0.83
     ------------------------------------------------------------------


NOTE 5 ACQUISITION OF NWQ INVESTMENT MANAGEMENT COMPANY, INC.

On August 1, 2002, Nuveen completed the acquisition of NWQ Investment Management Company, Inc. ("NWQ"). NWQ is an asset management firm based in Los Angeles, California with approximately $7 billion of assets under management. NWQ specializes in value-oriented equity investments with significant relationships among institutions and financial advisors serving high net worth investors. As a result of the acquisition, Nuveen has broadened its asset base, enabling us to meet the needs of our customers with core value, growth, and fixed-income components of a conservative, well-diversified portfolio.

The aggregate NWQ purchase price was $145.7 million, of which approximately $11.7 million was allocated to the net liabilities assumed in the transaction. Net book value consists primarily of cash, fee receivables and payables. The purchase price plus the net liabilities assumed will be allocated to identifiable intangible assets and goodwill. The transaction price includes potential additional future payments up to a maximum of $20.5 million over a five year period and can be offset by fees paid to Old Mutual affiliates under a strategic alliance agreement. As these future payments relate to a take-or-pay type of contract, the $20.5 million has been recorded as both goodwill and a corresponding liability on the accompanying September 30, 2002 consolidated balance sheet. No actual cash payments on this $20.5 million have been made through the date of this filing.

Nuveen has engaged external valuation experts to determine the appropriate purchase price allocation. Although preliminary results of the external valuation are reflected in both the accompanying consolidated balance sheet as of September 30, 2002 and in these footnotes, the final purchase price allocation is subject to refinement for one year from the date of acquisition until the final valuation analysis is complete.

Preliminary valuation results indicate that approximately $27.9 million of the purchase price in excess of the net book value of the assets acquired is assignable to intangible assets, all of which relates to existing contractual customer relationships (the preliminary valuation estimates a 9-year useful life).

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. As stated above, we are in the process of obtaining a finalized third-party valuation for the NWQ purchase. Hence, the purchase price allocations presented within this footnote are tentative and preliminary, only. At this time, however, we do expect that the final valuation will result in a significant amount of the total purchase price being allocated to goodwill and intangible assets.


          ---------------------------------------------------------------
                                                      (In millions)
          ---------------------------------------------------------------
                                                    AT AUGUST 1, 2002
          ---------------------------------------------------------------
          Net fixed assets                                  1.3
          ---------------------------------------------------------------
          Other assets                                      0.2
          ---------------------------------------------------------------
          Intangible assets                                27.9
          ---------------------------------------------------------------
          Goodwill                                        128.0
                                                         ------
          ---------------------------------------------------------------
              Total assets acquired                      $157.4
                                                         ------
          ---------------------------------------------------------------
              Total liabilities assumed                   (11.7)
                                                         ------
          ---------------------------------------------------------------
          Net cash paid                                  $145.7
                                                         ------
          ---------------------------------------------------------------


Of the $128.0 million preliminarily assigned to non-amortizable goodwill, approximately $3.6 million is expected to be deductible for 2002 tax purposes.

For the three months ended September 30, 2002, the aggregate amortization expense relating to amortizable intangible assets acquired in the NWQ acquisition is approximately $0.5 million. There were no unamortizable intangible assets with indefinite lives acquired in the NWQ acquisition. The estimated aggregate amortization expense for each of the next five years (based on the preliminary purchase price allocation as of September 30, 2002) is $3.1 million.

The following unaudited pro forma information for the three month and nine month periods ended September 30, 2002 and 2001 reflect a summary of the consolidated results of operations of Nuveen and the acquired business as if the acquisition had occurred on January 1, 2001. (In thousands, except per share data).

---------------------------------------------------------------------------------------------------------
                                 Pro-Forma        Pro-Forma            Pro Forma            Pro-forma
                               Three Months      Three Months         Nine Months          Nine Months
                                   Ended            Ended               Ended                 Ended
                              Sept. 30, 2002    Sept. 30, 2001      Sept. 30, 2002        Sept. 30, 2001
                              ---------------------------------------------------------------------------
Revenues                         $105,476           $97,163             $305,960             $291,490
Net Income                       $ 32,698           $28,318             $ 94,278             $ 84,955
Earnings per common share
(diluted)                        $   0.34           $  0.28             $   0.96             $   0.83
---------------------------------------------------------------------------------------------------------


NOTE 6 GOODWILL - ADOPTION OF SFAS NO. 142

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

The first step of the SFAS No. 142 goodwill impairment test is to identify potential impairment and, in the year of adoption, this step must be measured as of the beginning of the fiscal year (the "initial impairment test"). A company has six months from the date of adoption to complete the initial impairment test. The second step of the goodwill impairment test (which only has to be performed if the results from the first step of the goodwill impairment test indicate that there is potential impairment) measures the actual amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of a company's fiscal year. After the initial impairment test is completed, the SFAS 142 impairment test must be repeated on an annual basis for subsequent years. The measurement date for the on-going impairment test is discretionary, however should be consistent for each subsequent year. Nuveen has chosen May 31 as its measurement date for the on-going SFAS 142 impairment test.

Nuveen has completed both the initial SFAS 142 impairment test (as of January 1, 2002) and its first on-going, subsequent SFAS 142 impairment test (as of May 31,
2002). The results of both analyses do not indicate any potential impairment of goodwill.

In 2001 (prior to the adoption of SFAS No. 142), we incurred annual goodwill amortization expense of approximately $8 million ($2.0 million and $6.0 million before taxes, for the three months and nine months ended September 30, 2001, respectively). The following table presents what net income would have been for the three months and nine months ended September 30, 2001 as if the new accounting rules effective January 1, 2002 (goodwill is no longer being amortized) were in effect as of January 1, 2001. Adjusted per-share amounts are also presented.

------------------------------------------------------------------------------------------------------------
(in thousands, except for earnings                      FOR THE THREE MONTHS         FOR THE NINE MONTHS
per share amounts)                                              ENDED                        ENDED
                                                      SEPT. 30,      SEPT. 30,     SEPT. 30,       SEPT. 30,
                                                        2002           2001          2002            2001
                                                     -------------------------------------------------------
Net income, as reported                              $   32,008     $   28,763     $   92,449     $   84,737
Addback: goodwill amortization, net of tax                   --          1,211             --          3,633
                                                     -------------------------------------------------------
Adjusted net income                                  $   32,008     $   29,974     $   92,449     $   88,370

BASIC EARNINGS PER SHARE:
As reported                                          $     0.34     $     0.30     $     0.98     $     0.89
Goodwill amortization, net of tax                            --           0.01             --           0.04
                                                     -------------------------------------------------------
As adjusted                                          $     0.34     $     0.31     $     0.98     $     0.93

DILUTED EARNINGS PER SHARE:
As reported                                          $     0.33     $     0.29     $     0.94     $     0.83
Goodwill amortization, net of tax                            --           0.01             --           0.04
                                                     -------------------------------------------------------
As adjusted                                          $     0.33     $     0.30     $     0.94     $     0.87
------------------------------------------------------------------------------------------------------------


NOTE 7 NOTES PAYABLE

On August 10, 2000, the Company entered into a $250 million revolving line of credit with a group of banks that extends through August 2003. The committed line is divided into two equal facilities, one of which has a three-year term, the other is renewable each 364 days. On August 8, 2002, Nuveen renewed its 364-day credit facility. Proceeds from borrowings under the facility are used for fulfilling day to day cash requirements and general corporate purchases including acquisitions, share repurchases and asset purchases. The rate of interest payable under the agreement is, at the Company's option, a function of one of various floating rate indices. The agreement requires the Company to pay a facility fee at an annual rate of .095% of the committed amount for the three-year facility and .08% of the committed amount for the 364-day facility. The Company has the option to provide collateral to secure borrowings under this line of credit. During the third quarter of 2002, Nuveen paid down to $55 million the $183 million debt that was outstanding as of June 30, 2002.

On July 31, 2002, Nuveen entered into and drew down fully on a $250 million revolving loan agreement with its majority shareholder, The St. Paul Companies, Inc. ("St. Paul"). This loan facility expires on July 15, 2003 and carries a floating interest rate of LIBOR plus a margin of up to 0.25%. A portion of the proceeds from this $250 million loan was used to repay $128 million of the previous outstanding debt of $183 million under the bank facility discussed, above, while the remainder of the proceeds were used to help fund the NWQ acquisition. For the three months ended September 30, 2002, the weighted average annual interest rate on the St. Paul debt facility was 2.06%.

NOTE 8 RELATED PARTY TRANSACTIONS

Included in Other Assets is a note receivable of approximately $2 million relating to a loan made to one of Symphony's prior owners, Maestro LLC. The members of Maestro LLC are also employees of Symphony. This uncollateralized, interest-bearing loan is payable on or before December 31, 2006 and carries an interest rate equal to the Applicable Federal Rate published by the Secretary of the Treasury (as of July 2002, the applicable interest rate is 4.60% per annum). Any contingent consideration payments required to be made by the Company relating to the Symphony acquisition (see Note 4) may offset this loan obligation to the Company.

                          PART I. FINANCIAL INFORMATION
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                               SEPTEMBER 30, 2002



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

RECENT EVENTS

The following events are relevant to the understanding of our third quarter 2002 results:

On August 1, 2002 we finalized the acquisition of NWQ Investment Management ("NWQ"), an asset management firm based in Los Angeles with approximately $7 billion of assets under management. NWQ specializes in value-oriented equity investments with significant relationships among institutions and financial advisors serving high net worth investors. Cash payments of approximately $146 million will be paid to Old Mutual (U.S.) Holdings, Inc., which includes up to a maximum of $20.5 million to be paid over a five year period under the terms of a strategic alliance agreement. Retention programs have been put in place, including an equity-based program designed to enable key management to participate in NWQ's future earnings growth.

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

On August 9, 2001, we announced a 3-for-2 stock split of our common stock. The stock split was effected as a dividend to shareholders of record as of September 20, 2001. Shareholders received one additional share of Nuveen common stock for every two shares that they owned as of the record date. On May 9, 2002, we announced a 2-for-1 split of our common stock. The stock split was effected as a dividend to shareholders of record as of June 3, 2002. For comparability, prior period share information has been restated for both stock splits.

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

SUMMARY OF OPERATING RESULTS

The table below presents the highlights of our operations for the three-month and nine-month periods ended September 30, 2002 and 2001:

FINANCIAL RESULTS SUMMARY
COMPANY OPERATING STATISTICS
($ IN MILLIONS EXCEPT PER SHARE AMOUNTS)

----------------------------------------------------------------------------------------------------
                                          FOR THE THIRD QUARTER OF      FOR THE FIRST NINE MONTHS OF
                                         2002      2001     % change     2002      2001     % change
                                         ----      ----     --------     ----      ----     --------
Gross sales of investment products     $ 4,744   $ 3,227       47%      $11,454   $10,293      11%
Net Flows                                2,655     1,531       73         5,123     6,199     (17)
Assets under management (1)(2)          76,928    66,477       16        76,928    66,477      16
Operating revenues                       102.4      97.5        5         285.4     269.5       6
Operating expenses                        48.0      48.5       (1)        131.6     130.3       1
Pretax income                             52.1      47.9        9         151.6     140.1       8
Net income                                32.0      28.8       11          92.4      84.7       9
Basic earnings per share (3)              0.34      0.30       13          0.98      0.89      10
Diluted earnings per share (3)            0.33      0.28       18          0.94      0.83      13
Dividends per share (3)                   0.12      0.12        -          0.36      0.34       6
----------------------------------------------------------------------------------------------------

     (1)  At period end.
     (2)  Excludes defined portfolio assets under surveillance.
     (3) The prior period has been adjusted to reflect the 3-for-2 stock split that occurred in September of 2001 and the 2-for-1 split that occurred in June of 2002.

Gross sales for the quarter were $4.7 billion, up 47% versus the prior year. Net flows (equal to the sum of sales, reinvestments and exchanges less redemptions) were positive across all product categories (exchange-traded funds, mutual funds and managed accounts) totaling $2.7 billion for the quarter, an increase of 73% versus the prior year. Our leadership position in closed-end, exchange-traded funds was a significant contributor to our strong sales and flows in the third quarter. Through the initial public offering of six new funds in September we raised nearly $2 billion in new assets with the leveraging of our June offerings adding an additional $0.4 billion. Strong interest in fixed-income products along with the addition of NWQ's value style to our managed account business resulted in managed account sales of $1.9 billion for the quarter, up 14% over the prior year. Defined portfolio product sales declined as a result of our decision in the first quarter of 2002 to discontinue this product line.

Strong flows and the addition of NWQ assets drove total assets under management at the end of the third quarter to just under $77 billion. Excluding the NWQ acquisition, assets are up $1.5 billion from the end of the second quarter as positive flows and fixed income appreciation more than offset equity market depreciation.

Operating revenues for the quarter totaled $102.4 million, an increase of 5% over the $97.5 million in operating revenues recorded in the third quarter of 2001. This increase was driven by a 6% increase in advisory fees as a result of the NWQ acquisition and an increase in performance fees earned on Symphony market neutral accounts. Offsetting these increases was a decline in product distribution and product positioning due to the discontinuation of the defined portfolio product line. Excluding the impact of this product line, operating revenues grew 11% for the quarter.

Operating expenses for the quarter declined 1% when compared with the prior year. Excluding the impact of NWQ, operating expenses declined 10%. A decrease in goodwill amortization expense (due to new accounting rules effective 2002) drove approximately 5% of the decline with the remainder driven mainly by a decline in advertising and promotional expenses.

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

Distribution revenue is earned as defined portfolio and mutual fund products are sold to the public through financial advisors. Correspondingly, distribution revenue will rise and fall with the level of our sales of these products, and has been impacted by our decision to discontinue the defined portfolio product line in 2002. Underwriting fees are earned on the initial public offerings of our exchange-traded fund offerings.

Gross sales of investment products for three-month and nine-month periods ended September 30, 2002 and 2001 are shown below:

GROSS INVESTMENT PRODUCT SALES
(in millions)
                                      THREE MONTHS ENDED      NINE MONTHS ENDED
                                         SEPTEMBER 30,          SEPTEMBER 30,
                                       2002        2001       2002         2001
                                       ----        ----       ----         ----
Managed Assets:
   Exchange-Traded Funds             $ 2,378     $   964     $ 4,947     $ 2,704
   Mutual Funds                          469         294       1,127         888
   Managed Accounts                    1,897       1,658       5,186       5,593
                                     -------     -------     -------     -------
        Total Managed Assets           4,744       2,916      11,260       9,185
Defined Portfolios                        --         311         194       1,108
                                     -------     -------     -------     -------
             Total                   $ 4,744     $ 3,227     $11,454     $10,293
                                     =======     =======     =======     =======


Gross sales of investment products increased 11% for the nine-month period ended September 30, 2002 when compared with the same period in 2001, driven by increases in exchange-traded fund and mutual fund sales. These increases were partially offset by a decline in defined portfolio sales due to the discontinuation of this business. Excluding the impact of our exit of the defined portfolio business, sales grew 23%. YTD we have launched 15 new exchange-traded funds, raising $4.9 billion in common and preferred shares. This compares favorably to the $2.7 billion raised during the same period in 2001. Mutual fund sales year-to-date increased 27% as strong interest in fixed-income products drove a 42% increase in municipal fund sales. The strong interest in fixed-income products was also evident in managed accounts, where our fixed-income managed account sales increased 81%. Offsetting the increase in fixed- income sales, sales of our equity mutual funds declined 30% and sales of our growth equity managed accounts declined 47%.

Net flows for three-month and nine-month periods ended September 30, 2002 and 2001 are shown below:


NET FLOWS
(in millions)
                                     THREE MONTHS ENDED       NINE MONTHS ENDED
                                        SEPTEMBER 30,           SEPTEMBER 30,
                                      2002       2001        2002          2001
                                      ----       ----        ----          ----
Managed Assets:
   Exchange-Traded Funds            $ 2,383     $   970     $ 4,965      $ 2,718
   Mutual Funds                         151          95          80          251
   Managed Accounts                     121         155        (116)       2,122
                                    -------     -------     -------      -------
        Total Managed Assets          2,655       1,220       4,929        5,091
Defined Portfolios                       --         311         194        1,108
                                    -------     -------     -------      -------
             Total                  $ 2,655     $ 1,531     $ 5,123      $ 6,199
                                    =======     =======     =======      =======


Net flows for the nine-month period ended September 30, 2002 declined 17% versus the prior year. Net flows were positive across all product categories, however increased sales and a reduction in redemptions on fixed-income products could not offset the increase in redemptions on our growth equity managed accounts that occurred mainly in the second quarter of 2002.

The following table summarizes net assets under management:

NET ASSETS UNDER MANAGEMENT (1)
(in millions)

                                  SEPTEMBER 30,    DECEMBER 31,  SEPTEMBER 30,
                                       2002           2001          2001
                                       ----           ----          ----
Mutual Funds                         $11,866        $11,814        $11,843
Exchange-Traded Funds                 38,523         32,000         31,397
Managed Accounts                      26,539         24,671         23,237
                                     -------        -------        -------
     Total                           $76,928        $68,485        $66,477
                                     =======        =======        =======


(1) Excludes defined portfolio product assets under surveillance


Assets under management grew 16% to $76.9 billion, an increase of $10.5 billion from the end of September 2001. NWQ assets accounted for approximately $7.0 billion of the increase, while strong net flows more than offset equity market declines. Assets under management increased $8.4 billion versus December 31, 2001 as net flows into funds and accounts of $4.9 billion, the addition of $7.0 billion of NWQ assets and appreciation on our fixed income assets were partially offset by equity market depreciation of $5.6 billion.

Investment advisory fee income, net of sub-advisory fees and expense reimbursements, is shown in the following table:


INVESTMENT ADVISORY FEES
(in thousands)

                                   THREE MONTHS ENDED       NINE MONTHS ENDED
                                      SEPTEMBER 30,           SEPTEMBER 30,
                                   2002         2001         2002         2001
                                   ----         ----         ----         ----

Mutual Funds                     $ 14,761     $ 14,470     $ 43,371     $ 42,630
Exchange-Traded Products           48,993       44,319      140,304      128,993
Managed Accounts                   27,259       27,065       78,550       71,982
Money Market Funds                     --          270           --        1,074
                                 --------     --------     --------     --------
     Total                       $ 91,013     $ 86,124     $262,225     $244,679
                                 ========     ========     ========     ========


Advisory fees for the nine-month period ended September 30, 2002, increased 7% over the same period in 2001. The addition of Symphony and NWQ accounted for 5% of the increase, while exchange-traded funds and other fixed-income products drove the remainder. Advisory fees on exchange-traded funds increased 9% due to an increase in average assets under management as a result of both net flows into funds and account and market appreciation. Advisory fees on mutual funds increased 2% as an increase in advisory fees on municipal mutual funds of 7% was partially offset by a decline in advisory fees on equity funds. Managed account advisory fees declined as an increase in advisory fees on fixed-income managed accounts and the addition of advisory fees on NWQ value accounts could not offset the decline in advisory fees on our equity growth accounts. Money market fund advisory fees declined as a result of the closing of the money market funds in the third quarter of 2001.

Underwriting and distribution revenue for the three-month and nine-month periods ended September 30, 2002 and 2001 is shown in the following table:


UNDERWRITING AND DISTRIBUTION REVENUE
(in thousands)

                                   THREE MONTHS ENDED       NINE MONTHS ENDED
                                      SEPTEMBER 30,           SEPTEMBER 30,
                                  2002          2001         2002         2001
                                  ----          ----         ----         ----

Mutual Funds                     $   440       $   495      $ 1,774      $ 2,357
Defined Portfolios                   (17)        3,506        2,590        9,323
Muni/FundPreferredTM                 422           441        1,150        1,066
Exchange-Traded Funds              1,994           643        3,862        1,601
                                 -------       -------      -------      -------
     Total                       $ 2,839       $ 5,085      $ 9,376      $14,347
                                 =======       =======      =======      =======


Total underwriting and distribution revenue for the first nine months of 2002 declined $5.0 million when compared with the first nine months of 2001 due to a decline in distribution revenue on defined portfolios as a result of the discontinuation of this business. Additionally, mutual fund distribution revenue declined as a result of a decline in equity product sales. Partially offsetting these declines is an increase in underwriting fees on the initial public offerings of our exchange-traded funds.

OTHER OPERATING REVENUE

Other operating revenue consists of various fees earned in connection with services provided on behalf of our defined portfolio assets under surveillance and incentive fees earned on institutional assets managed by Symphony. The increase in other operating revenue of $5.6 million for the nine-month period ended September 30, 2002 is due to the inclusion of Symphony incentive fees in the first half of 2002 and an increase of $4.9 million in Symphony performance fees in the third quarter of 2002. The vast majority of Symphony performance fee arrangements give rise to increased performance fees in the second half of the year.

POSITIONING PROFITS/(LOSSES)

We record positioning profits or losses from changes in the market value of the inventory of unsold investment products and other securities held by our broker/dealer subsidiary, Nuveen Investments. We recorded net positioning losses of $0.1 million in the first nine months of 2002, compared to gains of $2.2 million in the first nine months of 2001.

Operating Expenses

The following table summarizes operating expenses for the three-month and nine-month periods ended September 30, 2002 and 2001:


OPERATING EXPENSES
(in thousands)
                                   THREE MONTHS ENDED        NINE MONTHS ENDED
                                      SEPTEMBER 30,             SEPTEMBER 30,
                                   2002         2001         2002         2001
                                   ----         ----         ----         ----

Compensation and Benefits        $ 27,343     $ 24,026     $ 71,913     $ 66,933
Advertising and Promotion           3,065        4,650       10,032       13,117
Occupancy and Equipment             4,843        3,767       13,016       10,446
Amortization of Intangibles         1,183        2,139        2,594        6,221
Travel and Entertainment            2,026        2,152        6,139        6,572
Other Operating Expenses            9,519       11,751       27,871       27,054
                                 --------     --------     --------     --------
     Total                       $ 47,979     $ 48,485     $131,565     $130,343
                                 ========     ========     ========     ========



Operating expenses increased $1.2 million during the first nine months of 2002 when compared with 2001. This increase is primarily due to the inclusion of NWQ and Symphony operating expenses. Excluding Symphony and NWQ, operating expenses declined $12.6 million (10%), driven mainly by a $6.0 million reduction in goodwill amortization expense as a result of new accounting rules effective January 1, 2002 and a decline in advertising and promotional expenses.

Compensation and related benefits for the first nine months of 2002 increased $5.0 million compared to the first nine months in the prior year, primarily as a result of the inclusion of Symphony and NWQ. Excluding the impact of Symphony and NWQ, compensation expense declined 5% as salary increases were more than offset by headcount reductions. The reduction in headcount is related to the discontinuation of the defined portfolio business and other organizational changes.

Advertising and promotional expenditures decreased $3.1 million for the first nine months of 2002 compared to the first nine months of 2001. This decrease is due to a reduction in spending behind our defined portfolio business.

All other operating expenses, including occupancy and equipment costs, travel and entertainment and other, increased $3.0 million during the first nine months of 2002 compared to the first nine months of 2001. The increase was driven completely by the inclusion of Symphony and NWQ. All other operating expenses excluding Symphony and NWQ were flat as increased severance due to the exit of our defined portfolio business and fund organization costs related to our exchange-traded fund offerings were offset by declines in travel and entertainment and other miscellaneous expenses.

NON-OPERATING INCOME/(EXPENSE)

Non-operating income/(expense) is comprised primarily of net interest income/(expense) and other miscellaneous non-operating revenue/(expense).

Net interest income was down $4.0 million in the first nine months of 2002 compared to the first nine months of 2001. This decline was partially caused by a decrease in interest income resulting from the use of cash on hand for the Symphony and NWQ acquisitions, and partially because of an increase in interest expense as a result of the debt incurred in connection with the Symphony and NWQ acquisitions. This decline in net interest income was partially offset by a decrease in interest expense on deferred compensation.

CAPITAL RESOURCES, LIQUIDITY
AND FINANCIAL CONDITION

Our principal businesses are not capital intensive and, historically, we have met our liquidity requirements through cash flow generated by operations. In addition, our broker/dealer subsidiary occasionally utilizes available, uncommitted lines of credit, which approximate $200 million, to satisfy periodic, short-term liquidity needs. As of September 30, 2002, no borrowings were outstanding on these uncommitted lines of credit. In August 2000, we entered into a $250 million committed line of credit with a group of banks to ensure an ongoing liquidity source for general corporate purposes including acquisitions. This committed line is divided into two equal facilities, one of which has a three-year term, the other is renewable in 364 days. On August 8, 2002, Nuveen renewed its 364-day credit facility. The terms of the facility fee and interest rate payable remain unchanged from the previous agreement. During the third quarter of 2002, Nuveen paid down to $55 million the $183 million debt that was outstanding as of June 30, 2002.

On July 31, 2002 Nuveen entered into and drew down fully on a $250 million revolving loan agreement with its majority shareholder, The St. Paul Companies, Inc. ("St. Paul"). This loan facility expires on July 15, 2003 and carries a floating interest rate of LIBOR plus a margin of up to 0.25%. A portion of the proceeds from this $250 million loan was used to repay down to $55 million the $183 million of debt that was outstanding as of June 30, 2002, with the remainder used to fund the NWQ acquisition.

Options to purchase 395,142 shares of Rittenhouse non-voting Class B common stock were exercised on March 28, 2002 under the Rittenhouse Financial Services, Inc. 1997 Equity Incentive Award Plan. Rittenhouse accounted for these options in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." As a result of this exercise, the Company recorded $40.5 million of minority interest on its consolidated balance sheet. The stock was repurchased on September 30, 2002, thereby eliminating the minority interest position. Purchase price in excess of the exercise price was added to goodwill associated with the Company's acquisition of Rittenhouse. Consistent with SFAS 141, as of January 1, 2002, goodwill is no longer being amortized.

As part of the NWQ acquisition, key management purchased from the Company a non-controlling, member interest in the LLC for $2.8 million. The non-controlling interest of $2.8 million as of September 30, 2002 is reflected in minority interest in the consolidated balance sheets. This purchase allows management to participate in profits above specified levels beginning January 1, 2003. Beginning in 2003, the Company will record minority interest expense, which reflects the portion of profits, if any, applicable to the minority interest members. Beginning in 2004 and continuing through 2008, the Company has the right to require the non-managing members to sell certain of their respective interests to the Company.

At September 30, 2002, we held in treasury 27,607,596 shares of Class A common stock acquired in open market transactions. During the third quarter of 2002, the Company repurchased 1,155,800 Class A common stock shares in open market transactions. As part of a new share repurchase program approved on August 9, 2002, we are authorized to purchase up to 7.0 million shares of common stock. As of September 30, 2002, there are 6,570,400 shares remaining under the new share repurchase program.

During the first nine months of 2002, we paid out dividends on common shares totaling $34.9 million and on preferred shares totaling $0.1 million.

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

                          PART I. FINANCIAL INFORMATION
       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                               SEPTEMBER 30, 2002

In addition to the various risks previously discussed in this report, we are exposed to market risk from changes in interest rates, which may adversely affect our results of operations and financial condition. In the past, we were exposed to this risk primarily in our fixed-income defined portfolio inventory and, at times, sought to minimize the risks from these interest rate fluctuations through the use of derivative financial instruments. As a result of our decision to discontinue our defined portfolio product line, we no longer regularly purchase and hold for resale municipal securities and defined portfolio units. Therefore, it is no longer necessary to utilize futures contracts to minimize risk. Correspondingly, there were no open derivative financial instruments at September 30, 2002.

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




                         ITEM 4. CONTROLS AND PROCEDURES

Within 90 days prior to the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chairman and Chief Executive Officer, President, and Senior Vice President, Finance, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chairman and Chief Executive Officer, President, and Senior Vice President, Finance concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

                           PART II. OTHER INFORMATION




ITEM 1.   LEGAL PROCEEDINGS

          As previously reported most recently in the Form 10-K for December 31, 2001, a lawsuit (Civil Action No. 97 C 5255) brought in June, 1996 by certain shareholders was pending in federal district court for the Northern District of Illinois against Nuveen Advisory. The suit was originally brought against John Nuveen & Co. Incorporated, Nuveen Advisory, six Nuveen investment companies (the "Funds") managed by Nuveen Advisory and two of the Funds' former directors seeking unspecified damages, an injunction and other relief. The suit also sought certification of a defendant class consisting of all Nuveen-managed leveraged funds.

          The complaint was filed on behalf of a purported class of present and former shareholders of all Nuveen leveraged investment companies, including the Funds, which allegedly engaged in certain practices that Plaintiffs allege violated provisions of the Investment Company Act of 1940 and common law. Plaintiffs alleged, among other things, breaches of fiduciary duty and various misrepresentations and omissions in disclosures in connection with the use and maintenance of leverage through the issuance and periodic auctioning of preferred stock and the payment of management and brokerage fees to Nuveen Advisory and John Nuveen & Co. The Plaintiffs filed a similar complaint at the same time against another major leveraged-fund sponsor and adviser. The Plaintiffs filed a motion to certify a plaintiff class (which would include current and former shareholders of all Nuveen leveraged closed-end funds).

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

          In an opinion dated July 8, 2002, the United States Court of Appeals for the Seventh Circuit affirmed the opinion of the district court dismissing Plaintiffs' lawsuit. On October 1, 2002, Plaintiffs filed a petition for a writ of certiori with the United States Supreme Court seeking to appeal the Seventh Circuit opinion.

ITEM 2.   CHANGES IN SECURITIES

          None.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.


ITEM 5.   OTHER INFORMATION

          None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)       Exhibits

                  10.1     Employment Agreement between the Company and Timothy
                           R. Schwertfeger, dated November 1, 2002

                  10.2 Employment Agreement between the Company and John P. Amboian, dated November 1, 2002

                  10.3 Investment Management Agreement and Expense Reimbursement Agreement between Nuveen Quality Preferred Income Fund and Nuveen Institutional Advisory Corp.

                  10.3(a) Investment Sub-Advisory Agreement between Nuveen Quality Preferred Income Fund and Spectrum Asset Management, Inc.

                  10.4 Investment Management Agreement and Expense Reimbursement Agreement between Nuveen Quality Preferred Income Fund 2 and Nuveen Institutional Advisory Corp.

                  10.4(a) Investment Sub-Advisory Agreement between Nuveen Quality Preferred Income Fund 2 and Spectrum Asset Management, Inc.

                  10.5 Form of Investment Sub-Advisory Agreement between NWQ Investment Management Company, LLC and Nuveen Institutional Advisory Corp.

                  99.1     Senior Officer Certifications

         b)       Reports on Form 8-K

                  A report on Form 8-K relating to the acquisition of NWQ Investment Management Company, Inc. was filed with the Securities Exchange Commission on August 14, 2002. Amendment No.1 to this Form 8-K was filed on October 15, 2002.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                           THE JOHN NUVEEN COMPANY
                                           (Registrant)






DATE:  November 13, 2002                   By:  /s/ John P. Amboian
                                               ----------------------
                                               John P. Amboian
                                               President






DATE:  November 13, 2002                  By:  /s/ Margaret E. Wilson
                                               ----------------------
                                               Margaret E. Wilson
                                               Senior Vice President, Finance
                                               (Principal Financial and
                                               Accounting Officer)

                                  CERTIFICATONS

         I, Timothy R. Schwertfeger, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of The John Nuveen Company;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





Date:  November 13, 2002

                                              /s/ TIMOTHY R. SCHWERTFEGER
                                              ----------------------------------
                                              Name:  Timothy R. Schwertfeger
                                              Title: Chief Executive Officer

         I, John P. Amboian, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of The John Nuveen Company;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 13, 2002

                                            /s/ JOHN P. AMBOIAN
                                            ------------------------------------
                                            Name: John P. Amboian
                                            Title: President

         I, Margaret E. Wilson, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of The John Nuveen Company;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





Date:  November 13, 2002

                                   /s/ MARGARET E. WILSON
                                   ---------------------------------------
                                   Name:  Margaret E. Wilson
                                   Title: Senior Vice President, Finance