Form 10-K
period 2002-12-31
NUVEEN INVESTMENTS INC
filed 2003-03-28
CIK 885708

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K


          [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       OR

          [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM _______ TO _______


                         Commission file number 1-11123


                            NUVEEN INVESTMENTS, INC.
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


Class A Common Stock, $.01 par value            New York Stock Exchange
          (Title of Class)            Name of each exchange on which registered)


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

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.)

                               Yes  X    No
                                   ---      ---

          The aggregate market value of the outstanding Common Stock held by non-affiliates of the Registrant as of June 28, 2002 was $503,065,524. This calculation does not reflect a determination that persons are affiliates for any other purposes.

          The number of shares of the Registrant's Common Stock outstanding at March 17, 2003 was 92,469,284 consisting of 19,144,070 shares of Class A Common Stock, $.01 par value, and 73,325,214 shares of Class B Common Stock, $.01 par value.


                       DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 2002 are incorporated by reference into Parts II and IV of this report. Portions of Registrant's Proxy Statement relating to the annual meeting of stockholders to be held May 16, 2003 are incorporated by reference into Part III of this report.

                                     PART I

ITEM I.  BUSINESS

GENERAL

The principal businesses of Nuveen Investments, Inc. (previously known as The John Nuveen Company) are asset management and related research as well as the development, marketing and distribution of investment products and services for the affluent, high-net-worth and the institutional market segments. We distribute our investment products and services, including closed-end exchange-traded funds, mutual funds and individually managed accounts, to affluent and high-net-worth market segments through unaffiliated intermediary firms including broker/dealers, commercial banks, affiliates of insurance providers, financial planners, accountants, consultants and investment advisors. We also provide managed account services to several institutional market segments and channels.

The Company and its subsidiaries offer core investment capabilities through four branded investment teams; Rittenhouse growth, NWQ value, Nuveen fixed income and Symphony market-neutral alternative investments.

Operations of Nuveen Investments, Inc. (the "Company" or "We" or "Our" where applicable) are organized around its principle advisory subsidiaries which are registered investment advisors under The Investment Advisers Act of 1940. Nuveen Advisory Corp. ("NAC") and Nuveen Institutional Advisory Corp. ("NIAC") manage various Nuveen mutual funds and exchange-traded funds; and Nuveen Asset Management Inc. ("NAM"), Rittenhouse Asset Management, Inc. ("Rittenhouse"), NWQ Investment Management Company, LLC ("NWQ") and Symphony Asset Management LLC ("Symphony") principally provide investment management services for individual and institutional managed accounts.

Additionally, Nuveen Investments, LLC (previously known as Nuveen Investments), a registered broker and dealer in securities under The Securities Exchange Act of 1934, provides investment product distribution and related services for the Company's managed funds and, through March of 2002, sponsored and distributed the Company's defined portfolios (unit investment trusts).


COMPANY HISTORY AND ACQUISITIONS

The Company, headquartered in Chicago, is the successor to a business formed in 1898 by Mr. John Nuveen, which served as an underwriter and trader of municipal bonds. This core business was augmented in 1961 when the Company developed and introduced its first municipal defined portfolio, which is a fixed portfolio of municipal securities selected and purchased by the Company and deposited in a trust. The Company introduced its first municipal mutual fund in 1976, its first municipal money market fund in 1981, and its first municipal exchange-traded fund in 1987. The Company began providing individual managed account services to investors in early 1995, sponsored its first equity mutual fund in 1996 and offered its first equity defined portfolio in 1997.

On January 2, 1997, the Company completed the acquisition of Flagship Resources Inc. ("Flagship") and its wholly-owned subsidiaries, Flagship Financial Inc. and Flagship Funds Inc. Flagship managed both municipal mutual funds and municipal managed accounts for individual investors. Upon the completion of the acquisition, Flagship Financial Inc. became a wholly owned subsidiary of the Company and changed its name to Nuveen Asset Management Inc. Flagship Funds
Inc. was combined into the Company's broker/dealer subsidiary.

On August 31, 1997, the Company completed the acquisition of all of the outstanding stock of Rittenhouse, which specializes in managing individual equity and balanced portfolios primarily for high-net-worth individuals served by financial advisors.

During 1999, the Company expanded its product line by introducing products comprised of senior secured corporate floating rate loans. On September 17, 1999, the Company completed the sale of its investment banking business to US Bancorp Piper Jaffray. In conjunction with the sale, the Company ceased underwriting and distributing municipal and corporate bonds or serving as remarketing agent for variable rate bonds.

On July 16, 2001, the Company completed the acquisition of Symphony Asset Management. Symphony is an institutional investment manager based in San Francisco. As a result of the acquisition, the Company's product offerings have expanded to include alternative investments designed to reduce risk through market-neutral and other strategies in several equity and fixed-income asset classes.

On August 1, 2002, the Company completed the acquisition of NWQ Investment Management Company, Inc., an asset management firm that specializes in value-oriented equity investments with significant relationships among institutions and financial advisors serving high-net-worth investors.

In the first quarter of 2002, the Company exited the defined portfolio product line. As a result, the Company no longer creates and distributes new defined portfolios. Defined portfolios previously sponsored by the Company that are still outstanding continue to be administered by the Company.

The Company was incorporated in the State of Delaware on March 23, 1992, as a wholly-owned subsidiary of The St. Paul Companies, Inc. ("St. Paul"). John Nuveen & Co., the predecessor of the Company (now named Nuveen Investments,
LLC), had been a wholly-owned subsidiary of St. Paul since 1974. During 1992, St. Paul sold a portion of its ownership interest in the Company through a public offering. As of the date of this report, St. Paul owns approximately 79% of the outstanding voting securities of the Company.


LINES OF BUSINESS

We derive substantially all of our revenues from providing investment advisory, investment management, distribution and administration services to our family of funds and high-net-worth and institutional investors. This is our main business activity and only operating segment.

The following series of tables, including Gross Sales of Investment Products, Net Flows, and Net Assets Under Management provide data which should be helpful in understanding the Company's business and should be referred to while reading the separate discussions which follow the tables.


GROSS SALES OF INVESTMENT PRODUCTS

The following table summarizes gross sales for the Company's products for the past three years, including managed assets and defined portfolios.


                       GROSS SALES OF INVESTMENT PRODUCTS
                                 (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                      ----------------------------------------------
                                                           2002             2001            2000
                                                      --------------   --------------   ------------
 Managed Accounts:
   Retail                                             $    5,692,870   $   6,882,639    $  4,943,357
   Institutional                                           1,346,652         687,078         750,191
                                                      --------------   -------------    ------------
      Total                                                7,039,522       7,569,717       5,693,548

 Mutual Funds:
   Municipal                                               1,365,144         982,323         532,890
   Equity and Income                                         147,606         263,378         489,571
                                                      --------------   -------------    ------------
      Total                                                1,512,750       1,245,701       1,022,461

 Exchange-Traded Funds:
   Common Shares                                           4,689,477       2,763,778              --
   Preferred Shares                                        2,158,668       1,173,606          45,364
                                                      --------------   -------------    ------------
      Total                                                6,848,145       3,937,384          45,364
                                                      --------------   -------------    ------------

 Total Managed Assets                                     15,400,417      12,752,802       6,761,373

 Defined Portfolios:
   Primary - Municipal                                        96,141         578,086         541,982
   Primary - Equity and Taxable Fixed-Income                  55,929         742,347       3,357,844
   Secondary                                                  42,047         160,607         147,217
                                                      --------------   -------------    ------------
      Total Defined Portfolio Sales                          194,117       1,481,040       4,047,043
                                                      --------------   -------------    ------------

 Total Sales                                          $   15,594,534   $  14,233,842    $ 10,808,416
                                                      ==============   =============    ============

NET FLOWS OF INVESTMENT PRODUCTS

The following table summarizes net flows (equal to sales, reinvestments and exchanges less redemptions) for the Company's products for the past three years.


                                    NET FLOWS
                                 (IN THOUSANDS)

                                                   YEAR ENDED DECEMBER 31,
                                       ----------------------------------------------
                                            2002             2001            2000
                                       --------------   -------------   -------------
  Managed Accounts:
    Retail                             $     343,314    $   3,127,157   $   1,334,978
    Institutional                           (281,361)      (1,070,021)       (407,613)
                                       -------------    -------------   -------------
       Total                                  61,953        2,057,136         927,365

  Mutual Funds:
    Municipal                                666,192          432,443        (477,906)
    Equity and Income                       (488,663)        (185,104)        196,188
                                       -------------   --------------  -------------
       Total                                 177,529          247,339        (281,718)

  Exchange-Traded Funds                    6,868,361        3,954,632          55,952
                                       -------------    -------------   -------------

  Total Managed Assets                     7,107,843        6,259,107         701,599

  Defined Portfolios                         194,117        1,481,040       4,047,043
                                       -------------    -------------   -------------

  Total                                $   7,301,960    $   7,740,147   $   4,748,642
                                       =============    =============   =============



NET ASSETS UNDER MANAGEMENT

The following table shows net assets managed by the Company at December 31 for each of the past three years. Defined portfolio assets under surveillance are not included in net assets under management since the portfolios are not actively managed and generally generate up-front distribution revenues rather than ongoing advisory fees.


                           NET ASSETS UNDER MANAGEMENT
                                  (IN MILLIONS)

                                                    DECEMBER 31,
                                       ------------------------------------
                                          2002         2001         2000
                                       ---------    ---------    ----------
  Managed Accounts:
    Retail                             $  19,403    $  18,959      $ 18,553
    Institutional                          8,523        5,712         3,146
                                       ---------    ---------      --------
      Total                               27,926       24,671        21,699

  Mutual Funds:
    Municipal                             10,759        9,834         9,446
    Equity and Income                      1,090        1,980         2,039
                                       ---------    ---------    ----------
      Total                               11,849       11,814        11,485

  Money Market Funds                          --           --           472

  Exchange-Traded Funds                   39,944       32,000        28,355
                                       ---------    ---------      --------

  Total Managed Assets                 $  79,719    $  68,485      $ 62,011
                                       =========    =========      ========

ASSET MANAGEMENT

INVESTMENT CAPABILITIES OVERVIEW

The Company, through its advisory subsidiaries, offers four investment styles; growth equities through Rittenhouse, value equities through NWQ, fixed income through Nuveen and market-neutral alternative investments through Symphony. At December 31, 2002, growth equity, value equity, fixed income and alternative investment assets represented 15%, 10%, 71% and 4% of assets under management, respectively. Within these core investment styles, the Company sponsors several product alternatives including separately managed accounts, closed-end exchange-traded funds and open-end mutual funds. In its capacity as an adviser, the Company is responsible for the execution of the investment policies of the various funds or managed accounts it advises. Investment decisions for each fund or account are made by the portfolio manager responsible for the fund or managed account.

Our Rittenhouse portfolio team follows a core growth stock strategy that centers generally on identifying large capitalization companies that are financially strong, are global leaders in their industries and generally have demonstrated consistent and predictable above-average long-term growth in earnings and, if applicable, in dividends. Our NWQ portfolio team specializes in value-oriented equity investments with a philosophy of investing in undervalued companies with identified catalysts to improve profitability and/or unlock value. Symphony's core market-neutral alternative investment disciplines are designed to reduce the systematic risk of investing in several equity and fixed-income asset classes and produce absolute, positive returns regardless of broad market direction. Our fixed income style concentrates primarily on the research, selection, and management of municipal bond portfolios with the goal of generating attractive current income. Certain products offered by the Company provide access to other specialized unaffiliated investment managers through sub-advisory arrangements.

The Company has traditionally had a very low employment turnover rate for its portfolio managers. The majority of the Company's portfolio managers, as well as those employed by sub-advisers, have devoted most of their professional careers to the analysis, selection and surveillance of the types of securities held in the funds or accounts they manage.


SPONSORED PRODUCTS

The Company provides tailored investment management services for individuals and institutions (managed accounts). Managed accounts are customized portfolios of stocks and bonds which offer investors improved tax efficiency and greater transparency. Our managed account offerings include large-cap growth and value accounts, small-cap and mid-cap value accounts, international equity accounts, municipal balanced accounts and market-neutral and fixed income accounts. Managed accounts managed by Symphony include privately offered hedge fund partnerships. At December 31, 2002, Rittenhouse, NAM, NWQ and Symphony managed 42%, 21%, 27% and 10% of these assets, respectively. Rittenhouse and NWQ manage accounts on both a discretionary and non-discretionary basis, while NAM and Symphony accounts are managed on a discretionary basis.

Symphony offers its core market-neutral strategies - U.S. Large Cap, U.S. Small Cap, UK Europe, Corporate Bond and Convertible Arbitrage - through privately offered on-shore and off-shore hedge fund partnerships. Symphony's fixed income hedge funds employ investment leverage, which is greater for the off-shore funds. Certain institutional accounts also employ investment leverage and futures overlay programs.

As of December 31, 2002, the Company sponsored 102 closed-end exchange-traded funds that are actively managed. Of these funds, 97 funds invest exclusively in municipal securities. Of the remaining five funds, one invests in senior loans, one invests in real estate investment trusts ("REITs"), and three invest in preferred securities. These funds do not continually offer to sell and redeem their shares. Rather, daily liquidity is provided by the ability to trade the shares of these funds on the New York or American Stock Exchanges, at prices that may be above or below the shares' net asset values. The municipal exchange-traded funds include insured and uninsured national and single-state funds. Most of the municipal exchange-traded funds have a "leveraged" capital structure through the issuance of both common and preferred stock offerings. The dividends paid to preferred shareholders are based on short-term tax-free interest rates, while the proceeds from the issuance of preferred shares are invested by the funds in longer-term municipal securities which is designed to generate additional dividend potential for the common shareholders based on historical differences between short and long-term interest rates. The exchange-trade funds that invest in senior loans, REITs and preferred securities also have a leveraged capital structure. If the preferred stock dividend rate were to exceed the net rate of return earned by a fund's investment portfolio for an extended period, the exchange-traded fund's Board of Directors may consider redeeming the outstanding preferred stock. In addition, the Fund Board may consider converting a fund from its exchange-traded status into an open-end fund if the fund persistently trades on the stock exchange at deep discounts to its net asset value per share. Either of these situations may negatively affect total assets under management. During 2002, we sponsored 21 new exchange-traded funds, issuing $4 billion in common shares and $2 billion in preferred shares.

As of December 31, 2002, the Company offered 39 equity, balanced, senior loan and municipal open-end mutual funds. These funds are actively managed and continuously offer to sell their shares at prices based on the daily net asset values of their portfolios. Daily redemption at net asset value is offered by 38 of the funds, with one (organized as a "interval" fund) offering quarterly redemption. The investment objectives and asset mixes of the mutual funds vary; however, most are managed with a view towards reduced risk and tax efficient results for the investor.

Of the 39 funds noted above, the Company offers 30 national and state-specific municipal mutual funds that invest substantially all of their assets in diversified portfolios of limited-term, intermediate-term or long-term municipal bonds. The Company offers 8 mutual funds that invest exclusively in U.S. equities, international equities, or in portfolios combining equity with taxable fixed-income or municipal securities. The Company also offers an interval fund that invests in senior secured floating and adjustable rate loans made by commercial banks, investment banks, finance companies and other lenders to commercial and industrial borrowers.

The relative attractiveness of the Company's mutual funds and exchange-traded funds to investors depends upon many factors, including current and expected market conditions, the performance histories of the funds, their current yields and the availability of viable alternatives, and the level of continued participation by the unaffiliated, third party firms that distribute the Company's funds to their customers.

The assets under management of managed accounts, mutual funds and exchange-traded funds are affected by changes in the market values of these assets. Changing market conditions may cause positive or negative shifts in valuation, and subsequently in the advisory fees earned from these assets.

Due to the non-strategic nature of our money market funds, the Company decided to close all of the money market funds effective August 24, 2001.


ADVISORY FEES

The Company provides investment management services to funds, accounts and portfolios pursuant to investment management agreements. With respect to managed accounts, Rittenhouse, NAM, Symphony, and NWQ generally receive fees, on a quarterly basis, based on the value of the assets managed on a particular date, such as the first or last calendar day of a quarter, or on the average asset value for the period. Symphony also receives incentive fees earned on certain institutional accounts and hedge funds based on the performance of the accounts. With respect to mutual funds and exchange-traded funds, the Company receives fees based either on each fund's average daily net assets or on a combination of the average daily net assets and gross interest income.

Pursuant to sub-advisory agreements with NIAC; Institutional Capital Corporation ("ICAP") and Columbus Circle Investors ("CCI") perform portfolio management services on behalf of five of the equity mutual funds, Security Capital ("SC") performs portfolio management services for our REIT exchange-traded fund and Spectrum Asset Management ("SM") performs portfolio management services for the three preferred securities exchange-traded funds.

Advisory fees, net of sub-advisory fees and expense reimbursements, earned on managed assets for each of the past three years are shown in the following table:


                    MANAGED ASSETS - INVESTMENT ADVISORY FEES
                                 (IN THOUSANDS)

                                                        YEAR ENDED DECEMBER 31,
                                               ---------------------------------------
                                                   2002          2001          2000
                                               ------------  ------------  -----------
Managed account advisory fees                  $   105,842   $    97,956   $    93,532

Exchange-traded fund advisory fees                 191,567       174,543       162,826

Mutual fund advisory fees                           59,087        58,677        57,380
Less: reimbursed expenses                           (1,020)       (1,662)       (3,959)
                                               -----------   -----------   -----------
     Net advisory fees                              58,067        57,015        53,421

Money market fund advisory fees                         --         1,177         2,306
Less: reimbursed expenses                               --          (103)       (1,010)
                                               -----------   -----------   -----------
     Net advisory fees                                             1,074         1,296

Total                                          $   355,476   $   330,588   $   311,075
                                               ===========   ===========   ===========


The Company's advisory fee schedules currently provide for maximum annual fees ranging from .45% to .60% in the case of the municipal mutual funds and .75% to 1.05% in the case of the equity and taxable income mutual funds. Maximum fees in the case of the exchange-traded funds currently range from .35% to .90% of total net assets, except with respect to the five limited-term portfolios. The investment management agreements for the limited-term portfolios provide for annual advisory fees ranging from .25% to .30%. Additionally, for the three Dividend Advantage Municipal funds offered in 1999, the twenty Dividend
Advantage Municipal funds offered in 2001, the real estate (REIT-based) fund offered in 2001, and eight Dividend Advantage Municipal funds offered in 2002 the investment management agreement specifies that for the first five years the Company will waive management fees or reimburse other expenses in an amount equal to .30% so that the total net management fees do not exceed .35% of total fund net assets for the municipal funds (including preferred share assets) and ..60% of total fund net assets for the REIT fund. For the five Dividend Advantage Municipal funds, five Insured Tax Free Advantage Municipal funds, and three Quality Preferred Income funds offered in 2002 the management agreement specifies that for the first five years the Company will waive management fees or reimburse other expenses in an amount equal to .30% so that the total net management fees do not exceed .33% of total fund net assets for the Dividend Advantage and Insured Tax Free Advantage municipal funds (including preferred share assets) and .58% of total fund net assets for the Quality Preferred Income funds. In each case, the management fee schedules provide for reductions in the fee rate at increased asset levels. For the separately managed accounts, fees are negotiated and are based primarily on asset size, portfolio complexity and individual needs. These fees can range from .15% to 1.00% of net asset value annually.

The Company, through its Symphony subsidiary, earns performance fees for performance above specifically defined benchmarks. These fees are recognized only at the performance measurement date contained in the individual account management agreement. The underlying measurement dates for approximately 87% of investors' capital fall in the second half of the year.

The Company pays ICAP, CCI, SC, and SM a portfolio advisory fee for sub-advisory services. The ICAP sub-advisory fee is based on the aggregate amount of average daily net assets in the four funds they sub-advise. The CCI, SC and SM sub-advisory fees are based on the aggregate amount of average daily net assets in the funds they sub-advise. The fee schedules provide for rate declines when specified asset levels are reached.


INVESTMENT MANAGEMENT AGREEMENTS

Each managed fund has entered into an investment management agreement with NAC or NIAC (each, an "Adviser"). Although the specific terms of each agreement vary, the basic terms are similar. Pursuant to the agreements, the Adviser provides overall management services to each of the funds, subject to the supervision of each fund's Board of Directors and in accordance with each fund's investment objectives and policies. The investment management agreements are approved initially by fund shareholders and their continuance must be approved annually by the directors of the respective funds, including a majority of the directors who are not "interested persons" of the Adviser, as defined in the Investment Company Act of 1940. Amendments to such agreements typically must be approved by fund shareholders. Each agreement may be terminated without penalty by either party upon 60 days written notice, and terminates automatically upon its assignment (as defined in the Investment Company Act of 1940). Such an "assignment" will take place in the event of a change in control of the Adviser. Under the Investment Company Act of 1940, a change in control of the Adviser would be deemed to occur in the event of certain changes in the ownership of the Company's voting stock. The termination of all or a portion of the investment management agreements, for any reason, could have a material adverse effect on the Company's business and results of operations.

Each fund bears all expenses associated with its operations, including the costs associated with the issuance and redemption of securities, where applicable. The fund does not bear compensation expenses of directors and officers of the fund who are employed by the Company or its subsidiaries. Some of the Company's investment management agreements provide that, to the extent certain enumerated expenses exceed a specified percentage of a fund's or a portfolio's average net assets for a given year, the Adviser will absorb such excess through a reduction in the management fee and, if necessary, pay such expenses so that the year-to-date net expense will not exceed the specified percentage. In addition, the Company may voluntarily waive all or a portion of its advisory fee from a fund, and/or reimburse expenses, for competitive reasons. Reimbursed expenses for mutual funds, including voluntary waivers, totaled $1.0 million during the year ended December 31, 2002. The Company expects to continue voluntary waivers at its discretion. The amount of such waivers may be more or less than historical amounts.

Services provided by Rittenhouse, NAM, Symphony, and NWQ to each of the individual accounts are also governed by management contracts, which are customized to suit a particular account. A majority of these contracts and of Rittenhouse's, NAM's and NWQ's assets under management involve investment management services provided to clients who are participants in "wrap-fee" programs sponsored by unaffiliated investment advisers or broker/dealers. Such agreements, and the other investment agreements to which Rittenhouse, NWQ and NAM are parties, generally provide that they are terminable without penalty upon written notice by either party within any specified period. Under the provisions of the Investment Advisers Act of 1940 such investment management agreements may not be assigned to another manager without the client's consent. The term "assignment" is broadly defined under this Act to include any direct or indirect transfer of the contract or of a controlling block of the adviser's stock by a security holder.


OVERVIEW OF DISTRIBUTION AND RELATIONSHIPS WITH DISTRIBUTORS

The Company distributes its investment products and services, including separately managed accounts, exchange-traded funds and mutual funds, through registered representatives associated with unaffiliated national and regional broker/dealers, commercial banks and thrifts, broker/dealer affiliates of insurance agencies and independent insurance dealers, financial planners, accountants, and tax consultants (retail distribution firms) and through unaffiliated consultants serving the institutional market. The Company also provides investment products and services directly to institutional markets. The Company's distribution strategy is to maximize the liquidity and distribution potential of its investment products by maintaining strong relationships with a broad array of registered representatives. The Company has well-established relationships with registered representatives in retail distribution firms throughout the country. These registered representatives participate to varying degrees in the Company's marketing programs, depending upon: their interests in distributing investments provided by the Company; their perceptions of the relative attractiveness of the Company's managed funds and accounts; the profiles of their customers and their clients' needs; and the conditions prevalent in financial markets. Registered representatives may reduce or eliminate their involvement in marketing the Company's products at any time, or may elect to emphasize the investment products of competing sponsors, or the proprietary products of their own firms. Registered representatives may receive compensation incentives to sell their firm's investment products or may choose to recommend to their customers investment products sponsored by firms other than the Company. This decision may be based on such considerations as investment performance, types and amount of distribution compensation, sales assistance and administrative service payments and level and quality of customer service. In addition, a registered representative's ability to distribute the Company's mutual funds is subject to the continuation of a selling agreement between the firm with which the representative is affiliated and the Company. A selling agreement does not obligate the retail distribution firm to sell any specific amount of products and is typically terminable by either party upon 60 days notice. Redeemable managed assets (consisting of managed accounts and open-end mutual funds) held in accounts at Merrill Lynch produced 12% of consolidated operating revenue in 2002, the largest percentage of any of our distribution firms.

The Company employs external and internal sales and service professionals who work closely with intermediary distribution partner firms and consultants to offer customized solutions for high-net-worth and institutional investors. These professionals regularly meet with independent advisors and consultants, who distribute the Company's products, to help them develop investment portfolio and risk-management strategies designed around the core elements of a diversified portfolio. The Company also employs several professionals who provide education and training to the same independent advisors and consultants. These professionals offer expertise and guidance on a number of topics including wealth management strategies, practice management development, asset allocation and portfolio construction.


DISTRIBUTION REVENUE

As part of the Company's asset management business, the Company earns revenue upon the distribution of the Company's mutual funds and upon the public offering of new closed-end exchange-traded funds. The Company does not earn distribution revenue upon the establishment of individual or institutional managed accounts.

Common shares of the exchange-traded funds are initially sold to the public in offerings that are underwritten by a syndication group, including the Company, through our Nuveen Investments, LLC broker/dealer. Underwriting fees earned are dependent upon our level of participation in the syndicate. During the year ended December 31, 2002, there were 21 new offerings issued.

All of the Company's mutual funds have adopted a Flexible Sales Charge Program that provides investors with alternative ways of purchasing fund shares based upon their individual needs and preferences.

Class A shares may be purchased at a price equal to the fund's net asset value plus an up-front sales charge ranging from 2.5% of the public offering price for limited-term municipal funds to 5.75% for equity funds. At the maximum sales charge level, approximately 90% to 95% of the sales charge is typically reallowed as concessions to retail distribution firms. From time to time, the Company may reallow all of the sales charge to retail distribution firms or waive the sales charge and advance a sales commission to such firms in connection with marketing programs or special promotions. Additionally, purchases of Class A shares which equal or exceed $1 million may be made without an up-front sales charge, but are subject to a Contingent Deferred Sales Charge ("CDSC") ranging from .50% to 1% for shares redeemed within 18 months. In order to compensate retail distribution firms for Class A share sales which are $1 million or greater, the Company advances a sales commission ranging from .50% to 1% at the time of sale. Class A shares are also subject to an annual Rule 12b-1 service fee of between .20% and .25% of assets, which is used to compensate securities dealers for providing ongoing financial advice and other services to investors. Class B shares may be purchased at a price equal to the fund's net asset value without an up-front sales charge. Class B shares are subject to an annual Rule 12b-1 distribution fee of .75% of assets to compensate the Company for costs incurred in connection with the sale of such shares, an annual Rule 12b-1 service fee of between .20% and .25% of assets for the ongoing services of securities dealers and a CDSC, which declines from 5% to 1%, for shares redeemed within a period of 5 or 6 years. The Company compensates retail distribution firms for sales of Class B shares at the time of sale at the rate of 4% of the amount of Class B shares sold, which represents a sales commission plus an advance of the first year's annual Rule 12b-1 service fee. Class B shares convert to Class A shares after they are held for eight years.

Class C shares may be purchased without an up-front sales charge at a price equal to the fund's net asset value. However, these shares are subject to an annual Rule 12b-1 distribution fee of .35% to .75% of assets designed to compensate securities dealers over time for the sale of the fund shares, an annual Rule 12b-1 service fee of between .20% and .25% of assets used to compensate securities dealers for providing continuing financial advice and other services and a 1% CDSC for shares redeemed within 12 months of purchase. In addition, the Company advances a 1% sales commission to retail distribution firms at the time of sale and in return, receives the first year's Rule 12b-1 distribution fee and Rule 12b-1 service fee.

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

DEFINED PORTFOLIOS

OVERVIEW

Prior to discontinuing this business in the first quarter of 2002, the Company was a major sponsor of defined portfolios (unit investment trusts). Each defined portfolio consists of a fixed portfolio of securities selected and purchased by the sponsor and deposited in a trust. The trustee of the portfolio is not affiliated with the Company. Units of undivided beneficial interests in the portfolio are sold to investors at a price equal to the per unit market price of the securities deposited in the trust plus a sales charge. Defined portfolios are not actively managed after the initial deposit. New securities are not added to municipal defined portfolios after the date of deposit, and may be exchanged or substituted only under extremely limited circumstances. Securities from the portfolios can only be sold pursuant to the Company's monitoring program or for the purpose of raising cash to pay for units that have been redeemed. The proceeds of any security sales must be distributed to unit holders.

Although the Company no longer creates and distributes new defined portfolios, accepts deposits into existing portfolios or maintains a secondary market for sponsored portfolios, it still continues to maintain and administer previously distributed defined portfolios. At December 31, 2002, the Company had 2,089 municipal trusts outstanding with an aggregate market value of $5.5 billion and 141 equity and taxable fixed-income trusts outstanding with an aggregate market value of $.8 billion.


DEFINED PORTFOLIO DISTRIBUTION REVENUE

Units of the Company's defined portfolios were sold to the public through financial advisors. For these sales, the Company earned a sales charge based on the public offering price of the units sold. The Company's distribution revenues include the sales charge, less an applicable concession to the distributor firm through which the units were placed. For certain equity trusts, the Company received a deferred sales charge over a period of months following the initial sale date.

The typical sales charge for defined portfolios ranged from 3.30% to 5.95% of the public offering price (3.41% to 6.33% of the net amount invested), with reduced sales charges at various sales breakpoints. At the maximum sales charge level, the dealer concession ranged from 2.10% to 4.63% of the amount invested.

The Company maintained a secondary market for some of the defined portfolios it sponsored. For transactions in the secondary market, the Company earned a sales charge less a concession reallowed to dealers. The Company, like any other unitholder, could also tender units it held to the defined portfolio trustee for redemption at their redemption value. The sales charges for fixed income defined portfolios in the secondary market were established based on the number of years remaining to maturity.

The following table shows the Company's defined portfolio distribution revenues during each of the last three years:


                     DEFINED PORTFOLIO DISTRIBUTION REVENUES
                                 (IN THOUSANDS)

                                                   YEAR ENDED DECEMBER 31,
                                            ------------------------------------
                                               2002          2001         2000
                                            ---------     ---------    ---------
 Distribution Revenues:
   Primary - Municipal                      $   1,529     $   9,118    $   8,226
   Primary - Equity and Income                    425         1,477       23,822
   Secondary                                      644         2,506        1,226
                                            ---------     ---------    ---------
     Total                                  $   2,958     $  13,101    $  33,274
                                            =========     =========    =========


Prior to its exit of the defined portfolio business, the Company regularly purchased and held for resale municipal securities and defined portfolio units. Inventory positions were recorded at market value and unrealized gains and losses were reported in the Company's operating results. The level of inventory maintained by the Company fluctuated daily and was dependent upon the need to maintain municipal inventory for future defined portfolios, and the need to maintain defined portfolio inventory to support ongoing sales.

The market value of the Company's inventory at December 31 for each of the last three years and the average daily inventory balances outstanding during each year are set forth below:


                                   INVENTORY
                                 (IN THOUSANDS)

                                                                                     AVERAGE DAILY INVENTORY,
                                             INVENTORY, AT MARKET VALUE                    AT PAR VALUE
                                                   ON DECEMBER 31                  FOR THE YEAR ENDED DECEMBER 31,
                                         ----------------------------------     -----------------------------------
                                            2002         2001        2000          2002         2001        2000
                                         ----------  ----------  ----------     ----------   ---------   ----------
 Defined Portfolios                      $       --  $   15,901  $   27,722     $    5,253   $  21,812   $   31,369
                                         ==========  ==========  ==========     ==========   =========   ==========
 Securities Held for Deposit in
     Defined Portfolios                  $       --  $    1,445  $      818     $      182   $   1,132   $    3,458
                                         ==========  ==========  ==========     ==========   =========   ==========



The Company also realized profits or incurred losses when the market price of securities deposited in a trust exceeded or was less than the original cost of the securities. After the date of deposit, the Company was the holder of all units of the particular trust series and realized profit or incurred loss depending on whether the public offering price increased or decreased before the units were sold. The Company attempted to manage its exposure to interest rate fluctuations on the securities held for deposit and on defined portfolio inventory by, among other practices, coordinating inventory levels to the rate of sale of various types of trusts and hedging through the use of futures contracts.

The market for the sale of defined portfolios is relatively concentrated, with only a few sponsors accounting for a majority of total sales. Due to the discontinuation of this business, the Company no longer continues to occupy a substantial share of either the municipal or equity defined portfolio market.


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


EMPLOYEES

At December 31, 2002, the Company had 614 full-time employees. Employees are compensated with a combination of salary, cash bonus and fringe benefits. In addition, the Company has sought to retain its key and senior employees through competitive compensation arrangements, which include equity-based incentive awards. The Company considers its relations with its employees to be good.


COMPETITION

The Company is subject to substantial competition in all aspects of its business. The registered representatives that distribute the Company's investment products also distribute numerous competing products, often including products sponsored by the retail distribution firms where they are employed. There are relatively few barriers to entry for new investment management firms. The Company's managed account business is also subject to substantial competition from other investment management firms seeking to be approved as managers in the various "wrap-fee" programs. The sponsor firms have a limited number of approved managers at the highest and most attractive levels of their programs and closely monitor the investment performance of such firms on an on-going basis as they evaluate which firms are eligible for continued participation in these programs. The Company is also subject to competition in obtaining the commitment of underwriters to underwrite its exchange-traded fund offerings. To the extent the increased competition for underwriting and distribution causes higher distribution costs, the Company's net revenue and earnings will be reduced. Investment products are sold to the public by broker/dealers, banks, insurance companies and others, and many competing investment product sponsors offer a broader array of investment products. Many of these institutions have substantially greater resources than the Company. In addition, continuing consolidation in the financial services industry and the prolonged slump in equity market performance are altering the landscape in which the Company's distributors compete and the economics of many of the products they offer. The effect that these continuing changes in the brokerage and investment management industries will have on the Company and its competitors cannot be predicted. The Company competes with other providers of products primarily on the basis of the range of products offered, the investment performance of such products, quality of service, fees charged, the level and type of broker compensation, the manner in which such products are marketed and distributed, and the services provided to registered representatives and investors.


REGULATORY

Nuveen Investments, LLC is registered as a broker/dealer under the Securities Exchange Act of 1934 and is subject to regulation by the Securities and Exchange Commission (the "Commission"), the NASD Regulation, Inc. and other federal and state agencies and self-regulatory organizations. Nuveen Investments, LLC is subject to the Commission's Uniform Net Capital Rule, designed to enforce minimum standards regarding the general financial condition and liquidity of a broker/dealer. Under certain circumstances, this rule may limit the ability of the Company to make withdrawals of capital and receive dividends from Nuveen Investments, LLC. Nuveen Investments, LLC's regulatory net capital has consistently exceeded such minimum net capital requirements. At December 31, 2002, Nuveen Investments, LLC had aggregate net capital, as defined, of approximately $19.0 million, which exceeded the regulatory minimum by approximately $17.3 million. The securities industry is one of the most highly regulated in the United States, and failure to comply with related laws and regulations can result in the revocation of broker/dealer licenses, the imposition of censures or fines, and the suspension or expulsion of a firm and/or its employees from the securities business.

Each of our investment adviser subsidiaries is registered with the Commission under the Investment Advisers Act of 1940. Each fund and defined portfolio is registered with the Commission under the Investment Company Act. Each national fund is qualified for sale (or not required to be so qualified) in all states in the United States and the District of Columbia. Each single-state fund is qualified for sale (or not required to be so qualified) in the state for which it is named and other designated states. Virtually all aspects of the Company's investment management business are subject to various federal and state laws and regulations. These laws and regulations are primarily intended to benefit the investment product holder and generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict the Company from carrying on its investment management business in the event that it fails to comply with such laws and regulations. In such event, the possible sanctions, which may be imposed, include the suspension of individual employees, limitations on the Company's engaging in the investment management business for specified periods of time, the revocation of the Advisers' registrations as investment advisers or other censures and fines.

The Company's officers, directors, and employees may, from time to time, own securities which are also held by one or more of the funds. The Company's internal policies with respect to individual investments require prior clearance of all transactions in securities of the Company and other restrictions are imposed with respect to transactions in the Company's exchange-traded fund securities and in securities being considered for purchase or sale on behalf of funds. These restrictions are based on the position of the employee and his or her access to or participation in the investment process of the adviser. The Company also requires employees to report all securities transactions, and restrict certain transactions so as to avoid the possibility of conflicts of interest. Additionally, employees of Rittenhouse, Symphony and NWQ are subject to their own internal policies with respect to the pre-clearance of the purchase or sale of securities held in investor accounts.


FORWARD-LOOKING INFORMATION

From time to time, information we provide or information included in our filings with the SEC (including this report on Form 10-K) may contain statements that are not historical facts, but are forward-looking statements reflecting management's expectations and opinions. Our actual future results may differ significantly from those anticipated in any forward-looking statements due to numerous factors. These include, but are not limited to, the effects of the substantial competition that we, like all market participants, face in the investment management business, including competition for continued access to the brokerage firms' retail distribution systems and "wrap fee" managed account programs, our reliance on revenues from investment management contracts which are subject to annual renewal by the independent board of trustees overseeing the related funds according to their terms, burdensome regulatory developments, recent accounting pronouncements, and unforeseen developments in litigation. We undertake no responsibility to update publicly or revise any forward-looking statements.


AVAILABLE INFORMATION

The Company's website is www.nuveen.com. The Company makes available free of charge through its internet site, via a link to a third party provider, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Forms 3, 4 and 5 filed on behalf of directors and executive officers, and any amendments to these reports filed or furnished pursuant to the Securities Exchange Act of 1934 as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.


ITEM 2.  PROPERTIES

The Company, headquartered in Chicago, has offices in New York, NY, Irvine, CA, Los Angeles, CA, San Francisco, CA and Radnor, PA and has sales representatives located nationally. The Company leases approximately 273,000 square feet of office space across the country. Management believes that the Company's facilities are adequate to serve its currently anticipated business needs. The Company has also used, registered, and/or applied to register certain service marks to distinguish our investment products and services from our competitors in the U.S. and in foreign countries and jurisdictions. We enforce our service marks and other intellectual property rights in the U.S. and abroad.


ITEM 3.  LEGAL PROCEEDINGS

As previously reported in the Company's Form 10-K for 2001 and most recently in the Form 10-Q for September 30, 2002, a lawsuit (Civil Action No. 97 C 5255) brought in June, 1996 by certain fund shareholders in federal district court for the Northern District of Illinois against Nuveen Advisory, six Nuveen investment companies and other Nuveen affiliates was dismissed with prejudice by the federal district court in September of 2001 and such dismissal was affirmed by the 7th Circuit Court of Appeals in July of 2002. The plaintiffs then filed a petition for certiorari with the U.S. Supreme Court which was denied by the Supreme Court in December of 2002. No further appeal of this matter is now possible and no future reports will be made regarding this case.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the quarter ended December 31, 2002.


EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages and positions of the executive officers of the Company as of December 31, 2002, are set forth below. Executive officers of the Company serve at the discretion of the Board of Directors. Unless otherwise indicated in the following descriptions, each of the following executive officers and other key officers have held his or her current position with the Company or its predecessor for more than the past five years.

EXECUTIVE OFFICERS           AGE   PRINCIPAL POSITION
Timothy R. Schwertfeger...... 53   Chairman, Chief Executive Officer and Director
John P. Amboian.............. 41   President and Director
Allen J. Williamson.......... 48   Group President, Managed Assets
William Adams IV............. 47   Executive Vice President, Structured Investments
Alan G. Berkshire............ 42   Senior Vice President and General Counsel
Margaret E. Wilson........... 47   Senior Vice President, Finance

All executive officers of the Company serve at the pleasure of the Company's board of directors. There are no family relationships between any of the Registrant's executive officers, key officers and directors, and there are no arrangements or understandings between any of these executive officers and any other persons pursuant to which the executive officer was appointed. Each of Mr. Schwertfeger and Mr. Amboian is party to an employment agreement with the Company for a three-year term ending October 31, 2005, subject to automatic one-year extensions if the executive remains employed by the Company.

Mr. Schwertfeger has been Chairman and Chief Executive of the Company and its various subsidiaries since 1996. He also served as Chairman of the Nuveen Funds and as a Director of Institutional Capital Corporation for the same period.
Mr. Amboian has been President of the Company and its various subsidiaries since May 1999. Prior thereto, he served as Executive Vice President of the Company and its various subsidiaries since June 1995.

Mr. Williamson has been Group President, Managed Assets since joining Nuveen Investments in August 2000. Prior thereto, Mr. Williamson served as Director of Sales and Marketing for Merrill Lynch Client Advisory Services since August 1998. Prior thereto, he was a Managing Director.

Mr. Adams has been Executive Vice President, Structured Investments since December 1999. Prior thereto, Mr. Adams was Vice President and Manager of Nuveen Exchange-Traded Funds and Defined Portfolios effective September 1997 and Vice President and Manager, Corporate Marketing and Financial Institution Group effective August 1994.

Mr. Berkshire has been Senior Vice President and General Counsel of the Company since April 1999 and Secretary of Company since May 1998. He joined Nuveen Investments in September 1997 as Vice President and General Counsel. Prior thereto he was a Partner at the law firm of Kirkland & Ellis since October 1992.

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


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

At December 31, 2002, there were approximately 4,200 shareholders of record of the Company's Class A common stock. Other information required by this item is contained in footnote 14 on page 31 of the Registrant's 2002 Annual Report to Shareholders (the "2002 Annual Report") and is incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA

The "Five Year Financial Summary" section on page 32 of the 2002 Annual Report is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The "Management's Discussion and Analysis of Financial Condition and Results of Operations" section on pages 7 through 13 of the 2002 Annual Report is incorporated herein by reference.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The "Market Risk" section on page 13 of the 2002 Annual Report is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data on pages 14 through 31 of the 2002 Annual Report are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The "Nominees for Directors" subsection and the "Nominees for Class B Directors" subsection in the "Election of Directors" section on pages 6 and 7 of the 2003 Proxy Statement and the "Section 16(a) Beneficial Ownership Reporting Compliance" section on page 5 of the 2003 Proxy Statement, are incorporated herein by reference. Information regarding the Registrant's executive officers is included in Part I of this report.

ITEM 11.  EXECUTIVE COMPENSATION

The "Executive Compensation", "Retirement Plans" and "Employment Agreements" sections on pages 11 through 16, and the "Compensation of Directors" subsection in the "Election of Directors" section on pages 9 and 10 of the 2003 Proxy Statement are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The "Beneficial Ownership of the Company's Common Stock" section on pages 2 through 5 of the 2003 Proxy Statement is incorporated herein by reference.

The following table sets forth certain information about equity compensation plans that have been approved by security holders. The Company has no such plans that have not been approved by security holders.


EQUITY COMPENSATION PLAN INFORMATION

                                                                                            NUMBER OF SECURITIES
                                                                                           REMAINING AVAILABLE FOR
                                       NUMBER OF SECURITIES TO     WEIGHTED-AVERAGE         FUTURE ISSUANCE UNDER
                                       BE ISSUED UPON EXERCISE     EXERCISE PRICE OF      EQUITY COMPENSATION PLANS
                                       OF OUTSTANDING OPTIONS,    OUTSTANDING OPTIONS,      (EXCLUDING SECURITIES
       PLAN CATEGORY                     WARRANTS AND RIGHTS      WARRANTS AND RIGHTS     REFLECTED IN COLUMN (a))
       -------------                   -----------------------    --------------------    -------------------------
                                                 (a)                      (b)                        (c)
Equity compensation plans
  approved by security holders.......        16,335,934(1)               $11.4806                 4,038,000(2)

Equity compensation plans not
  approved by security holders.......               N/A                       N/A                       N/A

      Total..........................        16,335,934                  $11.4806                 4,038,000

(1) Consists of 15,873,434 shares of Class A Common Stock, which may be issued upon the exercise of outstanding options and 462,500 shares underlying grants of restricted stock, the receipt of which has been deferred beyond the expiration of the restrictive period. Excludes 145,542 shares of restricted stock which have been issued, but have not been delivered to the recipient because the restrictive period has not yet expired.

(2) Consists of 4,038,000 shares available for issuance as options. Of these shares, 2,645,000 are also available for issuance as restricted stock.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The "Certain Relationships and Related Transactions" on page 23 of the 2003 Proxy Statement is incorporated herein by reference.


ITEM 14.  CONTROLS AND PROCEDURES

Within 90 days prior to the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chairman and Chief Executive Officer, President, and Senior Vice President, Finance, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's

Chairman and Chief Executive Officer, President, and Senior Vice President, Finance concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation in connection with the preparation of this report.


                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) FILED DOCUMENTS.  The following documents are filed as part of this report:

    1. Financial Statements:

                                                                                                                NUMBER
                                                                                                                ------

       Consolidated Balance Sheets -- December 31, 2002 and 2001                                                   *
       Consolidated Statements of Income -- Years ended December 31, 2002, 2001 and 2000                           *
       Consolidated Statements of Changes in Common Stockholders' Equity - December 31, 2002, 2001 and 2000        *
       Consolidated Statements of Cash Flows -- Years ended December 31, 2002, 2001 and 2000                       *
       Notes to Consolidated Financial Statements                                                                  *

    ----------

    * Incorporated by reference to the 2002 Annual Report, which, except as specifically incorporated by reference in this Form 10-K, shall not be deemed to be filed with the Commission.

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

(b) REPORTS ON FORM 8-K.

   Form 8-K filed on August 14, 2002 with the Securities Exchange Commission, reporting under Item 5 "Other Events" the acquisition of NWQ Investment Management Company, Inc. Amendment No. 1 to this Form 8-K was filed on October 15, 2002 including under Item 7 "Financial Statements and Exhibits" the following:

   1.  Pro Forma Financial Information

       a. Unaudited Pro Forma Condensed Financial Statements of Nuveen Investments, Inc.

          (i) Consolidated Statement of Income for the Year Ended December 31, 2001

          (ii) Consolidated Statement of Income for the Six Month Period Ended June 30, 2002

          (iii) Notes to Consolidated Statements of Income

          (iv)  Consolidated Balance Sheet as of June 30, 2002

          (v)   Notes to Consolidated Balance Sheet

   2.  Interim Financial Statements

     a. Unaudited Condensed Financial Statements of NWQ Investment Management Company (A Wholly Owned Subsidiary of Old Mutual Asset Managers (US)
         LLC)

         (i)   Balance Sheet as of June 30, 2002

         (ii)  Statement of Income for the Six Month Period Ended June 30, 2002

         (iii) Statement of Cash Flows for the Six Month Period Ended June 30, 2002


SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 2003.

                                  NUVEEN INVESTMENTS, INC

                                  By: /s/ Margaret E. Wilson
                                      ------------------------------------------

                                      Margaret E. Wilson
                                      Senior Vice President, Finance
                                      Principal Financial and Accounting Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 27, 2003.

              SIGNATURE                                         TITLE
              ---------                                         -----

                  *                             Chairman, Chief Executive Officer and
-------------------------------------           Director (Principal Executive Officer)
       Timothy R. Schwertfeger


                  *                                     President, and Director
-------------------------------------
           John P. Amboian


                  *                                           Director
-------------------------------------
           Willard L. Boyd


                  *                                           Director
-------------------------------------
           W. John Driscoll


                  *                                           Director
-------------------------------------
          Duane R. Kullberg


                  *                                           Director
-------------------------------------
          Thomas A. Bradley


                  *                                           Director
-------------------------------------
           John A. MacColl


                  *                                           Director
-------------------------------------
         Roderick A. Palmore


                  *                                           Director
-------------------------------------
           Jay S. Fishman


      /s/ Margaret E. Wilson                      Senior Vice President, Finance
-------------------------------------       (Principal Financial and Accounting Officer)
         Margaret E. Wilson


*By       /s/ Alan G. Berkshire
    ---------------------------------
            Alan G. Berkshire
      As Attorney-in-Fact for each
        of the persons indicated

                                 CERTIFICATIONS


         I, Timothy R. Schwertfeger, certify that:

         1. I have reviewed this annual report on Form 10-K of Nuveen Investments, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 27, 2003

                                           /s/ Timothy R. Schwertfeger
                                           ------------------------------------
                                           Name:  Timothy R. Schwertfeger
                                           Title: Chief Executive Officer

         I, John P. Amboian, certify that:

         1. I have reviewed this annual report on Form 10-K of Nuveen Investments, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 27, 2003

                                           /s/ John P. Amboian
                                           ------------------------------------
                                           Name:  John P. Amboian
                                           Title: President

         I, Margaret E. Wilson, certify that:

         1. I have reviewed this annual report on Form 10-K of Nuveen Investments, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 27, 2003

                                           /s/ Margaret E. Wilson
                                           ------------------------------------
                                           Name:  Margaret E. Wilson
                                           Title: Senior Vice President, Finance

                                  EXHIBIT INDEX
                                       to
                           ANNUAL REPORT ON FORM 10-K
                                     for the
                       FISCAL YEAR ENDED DECEMBER 31, 2002

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


Exhibit                                                                                    Exhibit No.
Designation                           Exhibit                                             and Location
-----------                           -------                                             ------------
*3.1                  Restated Certificate of Incorporation of           Exhibit 3.1 to Registration Statement on Form
                      the Company                                        S-1 filed on April 2, 1992, File No. 33-46922
                                                                         (the "S-1 Registration Statement")

*3.1(a)               Certificate of Designations, Preferences           Exhibit 3.1(a) to the Company's Form 10-Q for
                       and Rights of 5% Cumulative convertible           quarter ended September 30, 2000 filed on
                       Preferred Stock of the Company                    November 11, 2000

3.1(b)                Amendment to Restated Certificate of                                     --
                      Incorporation of the Company

3.1(c)                Certificate of Ownership and Merger                                      --

*3.2                  Amended and Restated By-Laws of the Company        Exhibit 3.2 to the Company's Form 10-K for
                                                                         year ended December 31, 1993 filed on March
                                                                         29, 1994

*+10.1                Amended and Restated Nuveen 1996 Equity            Exhibit A to Company's Schedule 14A,
                      Incentive Award Plan                               Definitive Proxy Statement filed on March 31, 1999

*+10.1(a)             Second Amendment and Restatement of the            Exhibit 10.1(c) to the Company's Form 10-K for
                      Company's 1996 Equity Incentive Award Plan         year ended December 31, 2001

*+10.2                Employment Agreement between the Company and       Exhibit 10.1 to the Company's 2002 Third
                      Timothy R. Schwertfeger, dated November 1, 2002    Quarter Form 10-Q

*+10.2(a)             Employment Agreement between the Company and       Exhibit 10.2 to the Company's 2002 Third
                      John P. Amboian, dated November 1, 2002            Quarter Form 10-Q

Exhibit                                                                                    Exhibit No.
Designation                           Exhibit                                             and Location
-----------                           -------                                             ------------
*+10.3                Nuveen 1999 Executive Officer Performance Plan     Exhibit 10.3(b) to the Company's Form  10-K
                                                                         for year ended December 31, 1999

*+10.3(a)             Nuveen 2002 Executive Officer Performance Plan     Exhibit 10.3(a) to the Company's Form 10-K for
                                                                         year ended December 31, 2001

*+10.4                Amended and Restated Profit Sharing Plan           Exhibit 10.4 to the Company's 1996 Form  10-K

*+10.4(a)             Amended and Restated Rittenhouse Financial         Exhibit 10.4(a) to the Company's 1998 Form 10-K
                      Services, Inc. 1997 Equity Incentive Award Plan

*+10.5                Nuveen Investments, LLC Employees' Retirement      Exhibit 10.5 to the Company's Form 10-K for
                      Plan, as amended and restated effective January    year ended December 31, 2001
                      1, 1997

*+10.6                Excess Benefit Retirement Plan                     Exhibit 10.6 to the S-1 Registration Statement

*+10.7                The Company Deferred Bonus Plan                    Exhibit 10.7(a) to the Company's 1999 Form 10-K

*10.8                 Lease dated January 22, 1998 between Overseas      Exhibit 10.8(c) to the Company's 1998 Form 10-K
                      Partners (333), Inc. and Nuveen Investments, LLC

*10.9                 Form of Investment Manage-ment Agreement and       Exhibit 10.9 to the Company's Form 10-K for
                      Expense Reimbursement Agreement between Nuveen     year ended December 31, 2001
                      Advisory Corp. and each Nuveen Closed-End Fund
                      managed by Nuveen Advisory Corp.

*10.9(a)              Form of Investment Management Agreement between    Exhibit 10.9(a) to the Company's Form 10-K for
                      Nuveen Advisory Corp. and each Nuveen Open-End     year ended December 31, 2001
                      Municipal Fund managed by Nuveen Advisory Corp.

*10.9(b)              Form of Annual Renewal of Investment Management    Exhibit 10.9(b) to the Company's Form 10-K for
                      Agreement between Nuveen Advisory Corp. and        year ended December 31, 2001
                      Nuveen Closed/Open-End Municipal Fund managed
                      by Nuveen Advisory Corp.

*10.10                Investment Management Agreement between Nuveen     Exhibit 10.10 to the Company's Form 10-K for
                      Institutional Advisory Corp. and each Nuveen       year ended December 31, 2001
                      Select Tax-Free Income Portfolio

Exhibit                                                                                    Exhibit No.
Designation                           Exhibit                                             and Location
-----------                           -------                                             ------------
*10.10(a)             Form of Annual Renewal of Investment Management    Exhibit 10.10(a) to the Company's Form 10-K
                      Agreement between Nuveen Institutional Advisory    for year ended December 31, 2001
                      Corp. and each Nuveen Select Tax-Free Income
                      Portfolio

*10.11(a)             Form of Annual Renewal of Investment Management    Exhibit 10.11(a) to the Company's Form 10-K
                      Agreement between Nuveen Investment Trust and      for year ended December 31, 2001
                      Nuveen Institutional Advisory Corp.

*10.11(b)             Investment Sub-Advisory Agreement between Nuveen   Exhibit 10.11(b) to the Company's Form 10-K
                      Institutional Advisory Corp. and Institutional     for year ended December 31, 2001
                      Capital Corp.

*10.11(c)             Addendum to Investment Sub-Advisory Agreement      Exhibit 10.11(c) to the Company's Form 10-K
                      between Nuveen Institutional Advisory Corp.        for year ended December 31, 2001
                      and Institutional Capital Corp.

*10.11(d)             Form of Notice of Continuance of Investment        Exhibit 10.11(d) to the Company's Form 10-K
                      Sub-Advisory Agreement between Nuveen              for year ended December 31, 2001
                      Institutional Advisory Corp. and Institutional
                      Capital Corporation

10.11(e)              Investment Sub-Advisory Agreement between Nuveen
                      Institutional Advisory Corp. and NWQ Investment                          --
                      Management Company, LLC

*10.12                Investment Management Agreement between Nuveen     Exhibit 10.12 to the Company's Form 10-K for
                      Investment Trust II and Nuveen Institutional       year ended December 31, 2001
                      Advisory Corp.

*10.12(a)             Form of Annual Renewal of Investment Management    Exhibit 10.12(a) to the Company's Form 10-K
                      Agreement between Nuveen Investment Trust II and   for year ended December 31, 2001
                      Nuveen Institutional Advisory Corp.

*10.12(b)             Investment Sub-Advisory Agreement between          Exhibit 10.10 (d)(i) to the Company's 1999
                      Columbus Circle Investors LLC and Nuveen           Form  10-K
                      Institutional Advisory Corp.

*10.12(c)             Form of Notice of Continuance of Investment        Exhibit 10.12(c) to the Company's Form 10-K
                      Sub-Advisory Agreement between Columbus Circle     for year ended December 31, 2001
                      Investors LLC and Nuveen Institutional
                      Advisory Corp.

Exhibit                                                                                    Exhibit No.
Designation                           Exhibit                                             and Location
-----------                           -------                                             ------------

10.12(d)              Investment Sub-Advisory  Agreement between                               --
                      Nuveen Institutional Advisory Corp. and NWQ
                      Investment Management Company, LLC

10.13                 Investment Management Agreement between Nuveen                           --
                      Senior Income Fund and Nuveen Institutional
                      Advisory Corp.

10.13(a)              Investment Sub-Advisory Agreement between Nuveen                         --
                      Institutional Advisory Corp. and Symphony Asset
                      Management  LLC

10.14                 Investment Management Agreement between Nuveen                           --
                      Floating Rate Fund and Nuveen Institutional
                      Advisory Corp.

10.14(a)              Investment Sub-Advisory Agreement between Nuveen                         --
                      Institutional Advisory Corp. and Symphony Asset
                      Management LLC

*10.15                Investment Management Agreement and Expense        Exhibit 10.15 to the Company's Form 10-K for
                      Reimbursement Agreement between Nuveen Real        year ended December 31, 2001
                      Estate Income Fund and Nuveen Institutional
                      Advisory Corp.

*10.15(a)             Investment Sub-Advisory Agreement between Nuveen   Exhibit 10.15(a) to the Company's Form 10-K
                      Institutional Advisory Corp. and Security          for year ended December 31, 2001
                      Capital Research & Management Incorporated

*10.16                Investment Management Agreement and Expense        Exhibit 10.3 to the Company's 2002 Third
                      Reimbursement Agreement between Nuveen Quality     Quarter 10-Q
                      Preferred Income Fund and Nuveen Institutional
                      Advisory Corp.

*10.16(a)             Investment Sub-Advisory Agreement between Nuveen   Exhibit 10.3(a) to the Company's 2002 Third
                      Institutional Advisory Corp. and Spectrum Asset    Quarter 10-Q
                      Management, Inc.

*10.17(a)             Investment Sub-Advisory Agreement between Nuveen   Exhibit 10.4(a) to the Company's 2002 Third
                      Institutional Advisory Corp. and Spectrum Asset    Quarter 10-Q
                      Management, Inc.

Exhibit                                                                                    Exhibit No.
Designation                           Exhibit                                             and Location
-----------                           -------                                             ------------
10.18                 Investment Management Agreement and Expense                              --
                      Reimbursement Agreement between Nuveen Quality
                      Preferred Income Fund 3 and Nuveen Institutional
                      Advisory Corp.

10.18(a)              Investment Sub-Advisory Agreement between Nuveen                         --
                      Institutional Advisory Corp. and Spectrum Asset
                      Management, Inc.

*10.19                Registration Rights Agreement between the          Exhibit 10.13 to the Company's 1992 Form  10-K
                      Company and The St. Paul Companies, Inc.

*10.20                Three Year Revolving Credit Agreement between      Exhibit 10.20 to the Company's 2000 Third
                      the Company, Nuveen Investments, LLC and Bank of   Quarter 10-Q
                      America, N.A., et. al.

*10.20(a)             First Amendment to Three Year Revolving Credit     Exhibit 10.18(a) to the Company's 2002 Second
                      Agreement between the Company, Nuveen              Quarter 10-Q
                      Investments, LLC and Bank of America, N.A., et.
                      al.

*10.21                364 Day Revolving Credit Agreement between the     Exhibit 10.21 to the Company's 2000 Third
                      Company, Nuveen Investments, LLC and Bank of       Quarter 10-Q
                      America, N.A., et. al.

*10.21(a)             First Amendment to 364 Day Revolving Credit        Exhibit 10.19(a) to the Company's 2002 Second
                      Agreement between the Company, Nuveen              Quarter 10-Q
                      Investments, LLC and Bank of America, N.A., et.
                      al.

*10.21(b)             Second Amendment to 364 Day Revolving Credit       Exhibit 10.19(b) to the Company's 2002 Second
                      Agreement between the Company, Nuveen              Quarter 10-Q
                      Investments, LLC and Bank of America, N.A., et.
                      al.

*10.22                Acquisition Agreement, dated as of June 15,        Exhibit 2.1 to the Company's Form 8-K filed on
                      2001, by and among the Company, Barra, Inc.,       June 20, 2001
                      Symphony Asset Management, Inc., Maestro, LLC,
                      Symphony Asset Management LLC, Praveen K.
                      Gottipalli, Michael J. Henman, Neil L. Rudolph
                      and Jeffrey L. Skelton

Exhibit                                                                                    Exhibit No.
Designation                           Exhibit                                             and Location
-----------                           -------                                             ------------
*10.23                Revolving Loan Agreement, dated as of July 29,     Exhibit 10.21 to the Company's 2002 Second
                      2002, between The St. Paul Companies, Inc. and     Quarter 10-Q
                      the Company

*10.24                Stock Purchase Agreement, dated as of May 28,      Exhibit 2.1 to the Company's Form 8-K filed on
                      2002, by and among Old Mutual (US) Holdings        August 14, 2002
                      Inc., NWQ Investment Management Company, Inc.
                      and the Company

13                    Annual Report to Shareholders for the fiscal                             --
                      year ended December 31, 2002

21                    Subsidiaries of the Company                                              --

23                    Independent Auditors' Consent                                            --

24.1                  Power of Attorney                                                        --

99.1                  Certification of Chief Executive Officer                                 --
                      pursuant to 18 U.S.C. Section 1350, as adopted
                      pursuant to Section 906 of the Sarbanes-Oxley
                      Act of 2002.

99.2                  Certification of Principal Financial and                                 --
                      Accounting Officer pursuant to 18 U.S.C. Section
                      1350, as adopted pursuant to Section 906 of the
                      Sarbanes-Oxley Act of 2002

*  Previously filed; incorporated herein by reference.

+  Management contracts and compensatory plans and arrangements.