Form 10-Q
period 2003-03-31
NUVEEN INVESTMENTS INC
filed 2003-05-15
CIK 885708

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2003

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _________________  to _________________

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.) Yes [X] No[ ]

         At May 9, 2003, there were 92,368,622 shares of the Company's Common Stock outstanding, consisting of 19,043,408 shares of Class A Common Stock, $.01 par value, and 73,325,214 shares of Class B Common Stock, $.01 par value.

                            NUVEEN INVESTMENTS, INC.

                                TABLE OF CONTENTS

                                                                                           Page No.
                                                                                           --------
PART I. FINANCIAL INFORMATION

   ITEM 1.   FINANCIAL STATEMENTS

        Consolidated Balance Sheets (Unaudited),
             March 31, 2003 and December 31, 2002                                             3

        Consolidated Statements of Income (Unaudited),
             Three Months Ended March 31, 2003 and 2002                                       4

        Consolidated Statement of Changes in Common Stockholders'
             Equity (Unaudited), Three Months Ended March 31, 2003                            5

        Consolidated Statements of Cash Flows (Unaudited),
             Three Months Ended March 31, 2003 and 2002                                       6

        Notes to Consolidated Financial Statements
             (Unaudited)                                                                      7

   ITEM 2.

        Management's Discussion and Analysis of
             Financial Condition and Results of Operations                                   11

   ITEM 3.

        Quantitative and Qualitative Disclosures About Market Risk                           20

   ITEM 4.

        Controls and Procedures                                                              20

PART II. OTHER INFORMATION

   Item 1 through Item 6                                                                     21

   Signatures                                                                                23

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                            NUVEEN INVESTMENTS, INC.

                           CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                       MARCH 31,     DECEMBER 31,
                                                                                                         2003           2002
                                                                                                       ---------     ------------
ASSETS
Cash and cash equivalents                                                                              $  81,474      $  70,480
Management and distribution fees receivable                                                               41,138         54,105
Other receivables                                                                                          9,099         13,790
Furniture, equipment, and leasehold improvements, at cost less accumulated depreciation
      and amortization of $39,921 and $38,526, respectively                                               31,438         31,279
Other investments                                                                                         59,135         58,918
Goodwill                                                                                                 514,772        511,851
Other intangible assets, net of accumulated amortization of $6,728 and $5,426, respectively               62,422         63,724
Advanced sales commissions and other assets                                                               42,144         36,895
                                                                                                       ---------      ---------
                                                                                                       $ 841,622      $ 841,042
                                                                                                       =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
      Notes payable                                                                                    $ 305,000      $ 305,000
      Accrued compensation and other expenses                                                             33,779         56,619
      Deferred compensation                                                                               29,383         27,976
      Deferred income tax liability, net                                                                  15,331         12,083
      Other liabilities                                                                                   58,127         50,538
                                                                                                       ---------      ---------
            Total liabilities                                                                            441,620        452,216
                                                                                                       ---------      ---------

Minority interest                                                                                          3,634          3,063

Common stockholders' equity:
      Class A Common stock, $.01 par value;  160,000,000 shares authorized;                                  476            476
            47,586,266 shares issued
      Class B Common stock, $.01 par value;  80,000,000 shares authorized;                                   733            733
            73,325,214 shares issued
      Additional paid-in capital                                                                         156,224        155,188
      Retained earnings                                                                                  707,935        688,325
      Unamortized cost of restricted stock awards                                                           (670)          (748)
      Accumulated other comprehensive loss                                                                (5,231)        (4,859)
                                                                                                       ---------      ---------
                                                                                                         859,467        839,115
      Less common stock held in treasury, at cost (28,534,796 and 28,184,996 shares, respectively)      (463,099)      (453,352)
                                                                                                       ---------      ---------
      Total common stockholders' equity                                                                  396,368        385,763
                                                                                                       ---------      ---------
                                                                                                       $ 841,622      $ 841,042
                                                                                                       =========      =========

See accompanying notes to consolidated financial statements.

                            NUVEEN INVESTMENTS, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                                    UNAUDITED
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                 ------------------------
                                                                    2003           2002
                                                                 ---------      ---------
Operating revenues:
       Investment advisory fees from assets under management     $  95,244      $  85,155
       Underwriting and distribution of investment products          1,584          4,871
       Positioning profits/(losses), net                                (1)          (114)
       Performance fees/other revenue                                4,720          2,697
                                                                 ---------      ---------
            Total operating revenues                               101,547         92,609

Operating expenses:
       Compensation and benefits                                    28,880         22,852
       Advertising and promotional costs                             2,555          3,467
       Occupancy and equipment costs                                 4,902          4,019
       Amortization of intangible assets                             1,302            713
       Travel and entertainment                                      1,781          1,981
       Outside services                                              1,898          1,914
       Other operating expenses                                      5,924          8,080
                                                                 ---------      ---------
            Total operating expenses                                47,242         43,026

Operating income                                                    54,305         49,583

Non-operating income/(expense)                                        (981)          (178)
                                                                 ---------      ---------

Income before taxes                                                 53,324         49,405

Income taxes                                                        20,690         19,416
                                                                 ---------      ---------

Net income                                                       $  32,634      $  29,989
                                                                 =========      =========

Average common and common equivalent shares outstanding:
       Basic                                                        92,566         94,922
                                                                 =========      =========

       Diluted                                                      95,687         99,585
                                                                 =========      =========

Earnings per common share:
       Basic                                                     $    0.35      $    0.32
                                                                 =========      =========

       Diluted                                                   $    0.34      $    0.30
                                                                 =========      =========

See accompanying notes to consolidated financial statements.

                            NUVEEN INVESTMENTS, INC.
        CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY
                                    UNAUDITED
                                 (IN THOUSANDS)

                                                                                              UNAMORTIZED
                                            CLASS A     CLASS B    ADDITIONAL                   COST OF
                                             COMMON      COMMON     PAID-IN      RETAINED     RESTRICTED
                                             STOCK       STOCK      CAPITAL      EARNINGS    STOCK AWARDS
                                           ---------   ---------   ----------   ----------   ------------
Balance at December 31, 2002               $     476   $     733    $ 155,188   $ 688,325     $    (748)
    Net income                                                                     32,634
    Cash dividends paid                                                           (12,030)
    Amortization of restricted
         stock awards                                                                               208
    Purchase of treasury stock
    Exercise of stock options                                                      (1,043)
    Issuance of restricted stock                                                       49          (130)
    Tax benefit of options exercised                                    1,036
    Other
                                           ---------   ---------    ---------   ---------     ---------
Balance at March 31, 2003                  $     476   $     733    $ 156,224   $ 707,935     $    (670)
                                           =========   =========    =========   =========     =========

                                            ACCUMULATED
                                               OTHER
                                           COMPREHENSIVE   TREASURY
                                           INCOME/(LOSS)     STOCK        TOTAL
                                           -------------   ---------    ---------
Balance at December 31, 2002                 $  (4,859)    $(453,352)   $ 385,763
    Net income                                                             32,634
    Cash dividends paid                                                   (12,030)
    Amortization of restricted
         stock awards                                                         208
    Purchase of treasury stock                               (13,746)     (13,746)
    Exercise of stock options                                  3,918        2,875
    Issuance of restricted stock                                  81            -
    Tax benefit of options exercised                                        1,036
    Other                                         (372)                      (372)
                                             ---------     ---------    ---------
Balance at March 31, 2003                    $  (5,231)    $(463,099)   $ 396,368
                                             =========     =========    =========

See accompanying notes to consolidated financial statements.

                            NUVEEN INVESTMENTS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                 (IN THOUSANDS)

                                                                           THREE MONTHS ENDED MARCH 31,
                                                                           ----------------------------
                                                                              2003             2002
                                                                            ---------        ---------
Cash flows from operating activities:
     Net income                                                             $  32,634        $  29,989
     Adjustments to reconcile net income to net cash
         provided from operating activities:
           Deferred income taxes                                                3,486            1,688
           Depreciation of office property and equipment                        1,887            1,627
           Amortization of intangible assets                                    1,302              713
     Net (increase) decrease in assets:
           Management and distribution fees receivable                         12,967           11,681
           Other receivables                                                    4,691            3,288
           Advanced sales commissions and other assets                         (5,249)          13,810
     Net increase (decrease) in liabilities:
           Accrued compensation and other expenses                            (22,840)         (18,841)
           Deferred compensation                                                1,407              482
           Security purchase obligations                                            -             (739)
           Other liabilities                                                    8,159            3,331
     Other                                                                      1,052           11,043
                                                                            ---------        ---------
                          Net cash provided from operating activities          39,496           58,072
                                                                            ---------        ---------

Cash flows from financing activities:
     Dividends paid                                                           (12,030)         (11,444)
     Proceeds from stock options exercised                                      2,875           17,683
     Proceeds from Rittenhouse stock options exercised                              -           40,504
     Acquisition of treasury stock                                            (13,746)         (56,810)
                                                                            ---------        ---------
                          Net cash used for financing activities              (22,901)         (10,067)
                                                                            ---------        ---------

Cash flows from investing activities:
     Net purchase of office property and equipment                             (2,046)          (1,222)
     Proceeds from sales of investment securities                                  48              526
     Purchases of investment securities                                          (613)            (802)
     Contingent consideration for Symphony acquisition                         (2,921)               -
     Other                                                                        (69)            (407)
                                                                            ---------        ---------
                          Net cash used for investing activities               (5,601)          (1,905)
                                                                            ---------        ---------

Increase in cash and cash equivalents                                          10,994           46,100

Cash and cash equivalents:
     Beginning of year                                                         70,480           83,659
                                                                            ---------        ---------
     End of period                                                          $  81,474        $ 129,759
                                                                            ---------        ---------

Supplemental Information:
     Taxes paid                                                             $   8,419        $   1,729
     Interest paid                                                          $   2,008        $   1,392

See accompanying notes to consolidated financial statements.

                            NUVEEN INVESTMENTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2003

NOTE 1 BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Nuveen Investments, Inc. and its wholly owned subsidiaries ("the Company" or "Nuveen Investments") and have been prepared in conformity with accounting principles generally accepted in the United States of America. These financial statements have also been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures have been omitted pursuant to such rules and regulations. As a result, these financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's latest annual report on Form 10-K. Certain amounts in the prior year financial statements have been reclassified to conform to the 2003 presentation. These reclassifications had no effect on previously reported net income or stockholders' equity.

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

NOTE 2 EARNINGS PER COMMON SHARE

On May 9, 2002, the Company's Board of Directors declared a 2-for-1 stock split to be effected as a dividend to shareholders of record as of June 3, 2002. All references in the consolidated financial statements and notes as to number of shares, per share amounts and market prices of the Company's common stock have been restated to reflect the increased number of shares outstanding.

The following table sets forth a reconciliation of net income and the weighted average common shares used in the basic and diluted earnings per share computations for the three-month periods ended March 31, 2003 and March 31, 2002.

---------------------------------------------------------------------------------------------------------------------
In thousands,                                                   For the three months ended
except per share data                             March 31, 2003                     March 31, 2002
---------------------------------------------------------------------------------------------------------------------
                                        Net                     Per-share         Net                     Per-share
                                       income       Shares        amount        income      Shares         amount
                                      -------------------------------------------------------------------------------
Net income                            $32,634                                  $29,989
Less: Preferred stock dividends             -                                      (70)
                                       ------                                  -------
Basic EPS                              32,634       92,566         $0.35        29,919      94,922          $0.32
  Dilutive effect of:
     Restricted stock                       -          463                           -         275
     Employee stock options                 -        2,658                           -       3,770
     Assumed conversion of
           preferred stock                  -            -                          70         618
                                      -------       ------                     -------      ------
Diluted EPS                           $32,634       95,687         $0.34       $29,989      99,585          $0.30
---------------------------------------------------------------------------------------------------------------------

Options to purchase 8,558,600 and 2,972,000 shares of the Company's common stock were outstanding at March 31, 2003 and 2002, respectively, but were not included in the computation of diluted earnings per share because the options' respective weighted average exercise prices of $26.69 and $27.12 per share were greater than the average market price of the Company's common shares during the applicable period.

NOTE 3 NET CAPITAL REQUIREMENT

Nuveen Investments, LLC, the Company's wholly owned broker/dealer subsidiary, is subject to the Securities and Exchange Commission Rule 15c3-1, the "Uniform Net Capital Rule," which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, as these terms are defined in the Rule, shall not exceed 15 to 1. At March 31 2003, Nuveen Investments, LLC's net capital ratio was 1.43 to 1 and its net capital was $16,083,000, which is $14,553,000 in excess of the required net capital of $1,530,000.

NOTE 4 ACQUISITION OF NWQ INVESTMENT MANAGEMENT COMPANY, INC.

On August 1, 2002, Nuveen Investments completed the acquisition of NWQ Investment Management Company, Inc. ("NWQ"). The results of NWQ's operations have been included in Nuveen Investments' consolidated financial statements from the date of acquisition. Nuveen Investments has engaged external valuation experts to determine the final purchase price allocation. The purchase price allocation has not been finalized as of this date.

The following table presents unaudited actual results of operations for the three-month periods ended March 31, 2003 and 2002 and unaudited pro-forma information for the three-month period ended March 31, 2002 . The unaudited pro-forma information as of March 31, 2002 reflects a summary of the consolidated results of operations of Nuveen Investments and NWQ as if the NWQ acquisition had occurred on January 1, 2002. (In thousands, except per share data).

------------------------------------------------------------------------------------------
                                  Actual                Actual              Pro-Forma
                            Three Months Ended    Three Months Ended    Three Months Ended
                              March 31, 2003        March 31, 2002       March 31, 2002
                            --------------------------------------------------------------
Revenues                         $101,547               $92,609              $101,373
Net Income                       $ 32,634               $29,989              $ 30,542
Earnings per common share
(diluted)                        $   0.34               $  0.30              $   0.30
------------------------------------------------------------------------------------------

NOTE 5 GOODWILL AND INTANGIBLE ASSETS

The following table presents a reconciliation of activity in goodwill from December 31, 2002, amounts to March 31, 2003, amounts presented on our consolidated balance sheets (in thousands):

Goodwill
--------
Balance at December 31, 2002                                                 $  511,851
    Symphony acquisition - contingent consideration                               2,921
                                                                             ----------
Balance at March 31, 2003                                                    $  514,772
                                                                             ----------

The following table presents gross carrying amounts and accumulated amortization amounts for intangible assets presented on our consolidated balance sheets at March 31, 2003 and December 31, 2002 (in thousands):

                                                At March 31, 2003                   At December 31, 2002
                                                -----------------                   --------------------
                                             Gross                                Gross
                                           Carrying          Accumulated        Carrying         Accumulated
Amortizable Intangible Assets               Amount          Amortization         Amount          Amortization
-----------------------------              --------         ------------        --------         ------------
Various previous acquisitions              $   459             $  459            $   459           $  459
Symphony-
    Customer relationships                  43,800              3,778             43,800            3,223
    Internally developed software            1,622                539              1,622              458
    Favorable lease                            369                256                369              226
NWQ customer contracts                      22,900              1,696             22,900            1,060
                                           -------             ------            -------           ------
        Total                              $69,150             $6,728            $69,150           $5,426
                                           -------             ------            -------           ------

The projected amortization for the next five years is approximately $3.9 million for the remaining nine months of 2003, and annual amortization of $5.1 million for each of 2004 and 2005, $5.0 million for 2006, and $4.8 million for 2007.

NOTE 6 STOCK-BASED COMPENSATION

SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of Financial Accounting Standards Board Statement No. 123," was issued in December 2002 and amends the disclosure requirements of SFAS No. 123, "Accounting for Stock Based Compensation" to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

As discussed in the Company's latest annual report on Form 10-K, the Company accounts for stock-based compensation plans in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 (as amended by SFAS No. 148) (in thousands, except per share data):

                                      Three Months Ended March 31
                                      ---------------------------
                                         2003            2002
                                      ----------      ----------
Net income, as reported               $   32,634      $   29,989
Deduct: Total stock-based
employee compensation expense
determined under fair value based
method for all awards, net of
related tax effects                       (2,596)         (2,001)

Pro forma net income                  $   30,038      $   27,988

Earnings per common share:
    Basic - as reported               $     0.35      $     0.32
    Basic - pro forma                 $     0.32      $     0.30

    Diluted - as reported             $     0.34      $     0.30
    Diluted - pro forma               $     0.31      $     0.28

NOTE 7  NOTES PAYABLE

On August 10, 2000, the Company entered into a $250 million revolving line of credit with a group of banks that extends through August 2003. The committed line is divided into two equal facilities-- one with a three-year term and one that is renewable every 364 days. On August 8, 2002, Nuveen Investments renewed its 364-day credit facility. Proceeds from borrowings under the facility are used for fulfilling day to day cash requirements and general corporate purposes including acquisitions, share repurchases and asset purchases. The rate of interest payable under the agreement is, at the Company's option, a function of one of various floating rate indices. The agreement requires the Company to pay a facility fee at an annual rate of .105% of the committed amount for the three-year facility and .08% of the committed amount for the 364-day facility. For the three-month periods ended March 31, 2003 and 2002, the weighted-average interest rate on the committed line was 1.601% and 2.060%, respectively, for the three-year facility and 1.523% and 2.075%, respectively, for the 364-day facility. At March 31, 2003, the total amount of debt outstanding under this revolving line of credit was $200 million.

On July 31, 2002, Nuveen Investments entered into, and borrowed the total amount available under, a $250 million revolving loan agreement with its majority shareholder, The St. Paul Companies, Inc. ("St. Paul"). This loan facility expires on July 15, 2003 and carries a floating interest rate of LIBOR plus a margin of up to 0.25%. A portion of the proceeds from this $250 million loan was used to repay $128 million of the previous outstanding debt of $183 million under the bank facility discussed above, while the remainder of the proceeds was used to help fund the NWQ acquisition. During March 2003, the Company paid down $145 million of the total debt that was outstanding under the St. Paul debt facility. At March 31, 2003, the total amount of debt outstanding under the St. Paul debt facility was $105 million. For the three months ended March 31, 2003, the weighted average annual interest rate on the St. Paul debt facility was 1.603%.

NOTE 8 RELATED PARTY TRANSACTIONS

On June 30, 2002, the Company made a loan of approximately $2.1 million to one of Symphony's prior owners, Maestro LLC. The members of Maestro LLC are also employees of Symphony. This uncollateralized, interest-bearing loan is payable on or before December 31, 2006 and carries an interest rate equal to the Applicable Federal Rate published by the Secretary of the Treasury (as of March 2003, the applicable interest rate was 3.24% per annum). Any contingent consideration payments required to be made by the Company relating to the Symphony acquisition may be used to offset this loan obligation. As of March 31, 2003 and December 31, 2002, the remaining note receivable of approximately $2.1 million is included in other assets on our consolidated balance sheet.

NOTE 9 SUBSEQUENT EVENTS

On April 11, 2003, options to purchase 391,122 shares of Rittenhouse non-voting Class B common stock were exercised under the Rittenhouse Asset Management, Inc. 1997 Equity Incentive Award Plan. Rittenhouse accounted for these options in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." As a result of this exercise, the Company has recorded approximately $42.5 million of minority interest on its April 2003 consolidated balance sheet. The minority interest will remain in place as long as the stock is outstanding. In the event that the stock is repurchased, any purchase price in excess of the exercise price will be added to goodwill associated with the Company's acquisition of Rittenhouse.

                          PART I. FINANCIAL INFORMATION
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                                 MARCH 31, 2003

DESCRIPTION OF THE BUSINESS

Our principal businesses are asset management and related research as well as the development, marketing and distribution of investment products and services for the affluent, high-net-worth and the institutional market segments. We distribute our investment products and services, including individually managed accounts, closed-end exchange-traded funds, and mutual funds, to the affluent and high-net-worth market segments through unaffiliated intermediary firms including broker/dealers, commercial banks, affiliates of insurance providers, financial planners, accountants, consultants and investment advisors. We also provide managed account services, including privately offered hedge fund partnerships, to several institutional market segments and channels.

Our primary business activities generate three principal sources of revenue: (1) ongoing advisory fees earned on assets under management, including separately managed accounts, exchange-traded funds and mutual funds, (2) underwriting and distribution revenues earned upon the sale of certain investment products and
(3) incentive fees earned on certain institutional accounts based on the performance of such accounts.

Sales of our products, and our profitability, are directly affected by many variables, including investor preferences for equity, fixed-income or other investments, the availability and attractiveness of competing products, market performance, continued access to distribution channels, changes in interest rates, inflation, and income tax rates and laws.

RELEVANT EVENTS

The following events reported in our 2002 annual report are relevant to the interpretation of our first quarter 2003 results:

On August 1, 2002, we finalized the acquisition of NWQ Investment Management Company, Inc. ("NWQ"), an asset management firm based in Los Angeles with approximately $7 billion of assets under management in both retail and institutional managed accounts. NWQ specializes in value-oriented equity investments and has significant relationships among institutions and financial advisors. Cash payments totaling approximately $145 million will be made to the seller, which includes up to a maximum of $20.5 million to be paid over a five-year period under the terms of a strategic alliance agreement.

On May 9, 2002, we announced a 2-for-1 split of our common stock. The stock split was effected as a dividend to shareholders of record as of June 3, 2002. For comparability, all prior period share information has been restated for the split.

In early 2002, we announced our intention to stop depositing continuously offered equity and fixed-income defined portfolio products. The discontinuation of this product line was completed in the first quarter of 2002.

SUMMARY OF OPERATING RESULTS

The table presented below highlights the results of our operations for the first quarters of 2003 and 2002:

 FINANCIAL RESULTS SUMMARY
 COMPANY OPERATING STATISTICS
 (in millions, except per share amounts)

--------------------------------------------------------------------------------------
QUARTER ENDED MARCH 31,                      2003             2002           % CHANGE
                                          ----------       ----------       ----------
Gross sales of investment products        $    4,196       $    3,389           24%
Net flows of investment products               2,105            1,875           12
Assets under management (1) (2)               81,360           69,538           17
Operating revenues                             101.5             92.6           10
Operating expenses                              47.2             43.0           10
Net income                                      32.6             30.0            9
Basic earnings per share (3)                     .35              .32            9
Diluted earnings per share(3)                    .34              .30           13
Dividends per share(3)                           .13              .12            8
--------------------------------------------------------------------------------------

(1)  At period end.

(2)  Excludes defined portfolio assets under surveillance.

(3) The prior period has been adjusted to reflect the 2-for-1 stock split that occurred in June of 2002.

RESULTS OF OPERATIONS

The following discussion and analysis contains important information that should be helpful in evaluating our results of operations and financial condition, and should be read in conjunction with the consolidated financial statements and related notes.

Total advisory fee income earned during any period is directly related to the market value of the assets we manage. Advisory fee income will increase with a rise in the level of assets under management. Assets under management rise with the addition of new managed accounts or deposits into existing managed accounts, the sale of fund shares, the addition of assets under management from the acquisition of other advisory companies, or through increases in the value of portfolio investments. Assets under management may also increase as a result of reinvestment of distributions from funds and accounts, and from reinvestment of distributions from defined portfolio products we sponsor into shares of mutual funds. Fee income will decline when managed assets decline, as would occur when the values of fund portfolio investments decrease or when managed account withdrawals or mutual fund redemptions exceed sales and reinvestments.

Distribution revenue is earned as defined portfolio and mutual fund products are sold to the public through financial advisors. Correspondingly, distribution revenue will rise and fall with the level of our sales of these products, and has been impacted by our decision to discontinue the defined portfolio product line in 2002. Underwriting fees are earned on the initial public offerings of our exchange-traded funds. The level of fees earned in any given year will fluctuate depending on the number of new funds offered, the size of the funds offered and the extent to which we participate as a member of the syndicate group underwriting the fund.

Gross sales of investment products for first quarters of 2003 and 2002 are shown below:

GROSS INVESTMENT PRODUCT SALES
(in millions)

QUARTER ENDED MARCH 31,                                           2003       2002
                                                                 ------     -----
Managed Assets:
   Exchange-Traded Funds                                         $1,728     $1,108
   Mutual Funds                                                     384        287
   Managed Accounts                                               2,084      1,801
                                                                 ------     ------
      Total Managed Assets                                        4,196      3,196
Defined Portfolios                                                    -        193
                                                                 ------     ------
             Total                                               $4,196     $3,389
                                                                 ======     ======

Gross sales increased 24% for the quarter. Driving the increase was our continued success with exchange-traded products. In March of 2003, we introduced the first closed-end exchange-traded fund to invest in a blend of taxable investment-grade preferred securities, convertible bonds and a small amount of high yield bonds, raising approximately $1.3 billion in assets through the issuance of the fund. The leveraging of our fourth quarter 2002 exchange-traded fund offerings added an additional $0.4 billion in assets. Sales of our mutual fund products increased 34%, driven by a 50% increase in municipal mutual fund sales. Retail managed account sales declined 7% as the addition of NWQ value accounts and a 40% increase in municipal account sales could not offset the sales decline on our equity growth accounts. Institutional managed account sales increased significantly during the quarter. While the NWQ acquisition contributed significantly to this growth, our institutional sales excluding NWQ grew 11% due mainly to an increase in equity growth sales. There were no defined portfolio sales in the quarter due to our decision to exit this product line in 2002.

Net flows of investment products for first quarters of 2003 and 2002 are shown below:

NET FLOWS
(in millions)

QUARTER ENDED MARCH 31,                                              2003       2002
                                                                    ------     ------
Managed Assets:
   Exchange-Traded Funds                                            $1,732     $1,115
   Mutual Funds                                                         89         38
   Managed Accounts                                                    284        528
                                                                    ------     ------
            Total Managed Assets                                     2,105      1,681
   Defined Portfolios                                                    -        194
                                                                    ------     ------
             Total                                                  $2,105     $1,875
                                                                    ======     ======

Net flows for the quarter were positive across all product categories, totaling $2.1 billion, an increase of 12% versus the prior year. Very strong fixed-income managed account and mutual fund flows and our newly created fixed-income exchanged-traded fund flows, together with positive flows of value oriented equity managed account flows more than offset outflows from growth equity managed accounts.

The following table summarizes net assets under management:

NET ASSETS UNDER MANAGEMENT (1)
(in millions)

                                                       MARCH 31,  DECEMBER 31,  MARCH 31,
                                                         2003        2002         2002
                                                        ------      ------       ------
Exchange-Traded Funds                                   $41,565     $39,944      $32,965
Mutual Funds                                             11,889      11,849       11,775
Managed Accounts - Retail                                19,321      19,403       19,243
Managed Accounts - Institutional                          8,585       8,523        5,555
                                                        -------     -------      -------
     Total                                              $81,360     $79,719      $69,538
                                                        =======     =======      =======

(1) Excludes defined portfolio product assets under surveillance

Assets under management rose $11.8 billion or 17% since the end of the first quarter of the prior year. Positive drivers were the acquisition of NWQ, positive net flows and municipal market appreciation. These increases were partially offset by fairly significant equity market depreciation ($4.5 billion). Assets under management grew $1.6 billion or 2% since the end of 2002 driven mainly by positive net flows.

Investment advisory fee income, net of sub-advisory fees and expense reimbursements, is shown in the following table:

INVESTMENT ADVISORY FEES
(in thousands)

QUARTER ENDED MARCH 31,                                2003        2002
                                                      -------     -------
Exchange-Traded Funds                                 $51,434     $44,868
Mutual Funds                                           14,636      14,219
Managed Accounts                                       29,174      26,068
                                                      -------     -------
      Total                                           $95,244     $85,155
                                                      =======     =======

Advisory fees increased 12% for the quarter driven mainly by the inclusion of NWQ advisory fees. Excluding the impact of the NWQ acquisition, advisory fees grew 1% as increases in advisory fees on exchange-traded products, municipal mutual funds and municipal managed accounts were mostly offset by a decline in fees on equity mutual funds and equity growth managed accounts. Base fees on our alternative investment managed accounts also declined.

Underwriting and distribution revenue for the three-month periods ended March 31, 2003 and 2002 is shown in the following table:

UNDERWRITING AND DISTRIBUTION REVENUE
(in thousands)

QUARTER ENDED MARCH 31,                                      2003       2002
                                                            ------     ------
Exchange-Traded Funds                                       $1,555     $1,501
Mutual Funds                                                    22        814
Defined Portfolios                                               7      2,556
                                                            ------     ------
     Total                                                  $1,584     $4,871
                                                            ======     ======

Underwriting and distribution revenue declined fairly significantly mainly as a result of our decision to discontinue the defined portfolio product line. Mutual fund distribution revenue also declined despite an increase in sales due to an increase in commissions paid to distributors on high dollar value sales and a shift in sales by share class.

POSITIONING PROFITS/(LOSSES)

We recorded positioning profits or losses from changes in the market value of the inventory of unsold investment products and other securities held by our broker/dealer subsidiary, Nuveen Investments, LLC. In the first quarter of 2002, we recorded net positioning losses of $0.1 million. As a result of our decision to discontinue the defined portfolio product line, we no longer hold inventory of unsold products.

PERFORMANCE FEES/OTHER OPERATING REVENUE

Performance fees/other operating revenue consists of performance fees earned on institutional assets managed by Symphony and various fees earned in connection with services provided on behalf of our defined portfolio assets under surveillance. The $2.0 million increase in other operating revenue for the first quarter of 2003 is primarily due to an increase of $2.7 million in Symphony performance fees. This increase was partially offset by a decline in fees earned on defined portfolio assets under surveillance as a result of a decline in the overall level of assets.

OPERATING EXPENSES

The following table summarizes operating expenses for the three-month periods ended March 31, 2003 and 2002:

OPERATING EXPENSES
(in thousands)

QUARTER ENDED MARCH 31,                     2003         2002
                                          -------      -------
Compensation and benefits                 $28,880      $22,852
Advertising and promotional costs           2,555        3,467
Occupancy and equipment costs               4,902        4,019
Amortization of intangible assets           1,302          713
Travel and entertainment                    1,781        1,981
Outside services                            1,898        1,914
Other operating expenses                    5,924        8,080
                                          -------      -------
     Total                                $47,242      $43,026
                                          =======      =======

As a % of Operating Revenues                 46.5%        46.5%

SUMMARY

Operating expenses for the quarter increased 10% driven entirely by the inclusion of expenses for NWQ. Excluding the impact of the NWQ acquisition, operating expenses declined 7% due mainly to expense reductions as a result of the discontinuation of the defined portfolio business and decline in fund organization costs.

COMPENSATION AND BENEFITS

Excluding NWQ, compensation and benefits increased slightly. Base compensation was flat as salary increases were completely offset by headcount reductions made in connection with the exit of the defined portfolio business. Profit sharing expense increased due primarily to an increase in expense at Symphony as a result of the increase in performance fees.

ADVERTISING AND PROMOTIONAL COSTS

Advertising and promotional expenditures decreased $0.9 million due to a reduction in spending as a result of a more focused deployment of our marketing resources and the discontinuation of our defined portfolio business.

AMORTIZATION OF INTANGIBLES

Amortization of intangibles increased $0.6 million for the quarter due to an increase in amortization of intangible assets related to the NWQ acquisition.

ALL OTHER OPERATING EXPENSES

All other operating expenses, including occupancy and equipment costs, travel and entertainment, outside service fees, fund organization costs and other expenses decreased $1.5 million despite the inclusion of NWQ expenses. Excluding NWQ, expenses declined $3.0 million due to a decline in fund organization costs as expenses relating to the 2003 exchange-traded fund offering were covered by the fund itself due to the size of the fund. Additionally expenses declined due to the recording of severance in the first quarter of 2002 related to the discontinuation of the defined portfolio business.

NON-OPERATING INCOME/(EXPENSE)

Non-operating income/(expense) includes investment and other income and interest expense. Investment and other income is comprised primarily of dividends and interest income from investments, realized gains and losses on investments and miscellaneous income, including gain or loss on the disposal of property.

The overall increase in non-operating expense of approximately $0.8 million in the first quarter of 2003 was primarily the result of an increase in net interest expense. Interest and dividend revenues declined $0.6 million due primarily to a decline in cash on hand as a result of the NWQ acquisition, the stock repurchase program and a reduction in interest rates earned. Interest expense for the quarter increased $0.3 million compared with the prior year as a result of the debt incurred in association with the acquisition of NWQ.

CAPITAL RESOURCES, LIQUIDITY AND FINANCIAL CONDITION

Our principal businesses are not capital intensive and, historically, we have met our liquidity requirements through cash flow generated by operations. In addition, our broker/dealer subsidiary occasionally utilizes available, uncommitted lines of credit, which approximate $120 million, to satisfy periodic, short-term liquidity needs. As of March 31, 2003, no borrowings were outstanding on these uncommitted lines of credit. In August 2000, we entered into a $250 million committed line of credit with a group of banks to ensure an ongoing liquidity source for general corporate purposes including acquisitions. This committed line is divided into two equal facilities -- one with a three-year term and one that is renewable every 364 days. The 364-day facility was renewed in both August 2001 and August 2002. The terms of the facility fee and interest rate payable remain unchanged from the previous agreement. At March 31, 2003, there was $200 million of debt outstanding under this revolving line of credit. All of this debt will become due in August of 2003.

On July 31, 2002, we entered into a $250 million revolving loan agreement with our majority shareholder, The St. Paul Companies, Inc. ("St. Paul"). This loan facility expires on July 15, 2003, and carries a floating interest rate of LIBOR plus a margin of up to 0.25%. During March of 2003, we paid down $145 million of the total debt that was outstanding under the St. Paul debt facility. At March 31, 2003 the total amount of debt outstanding under this facility was $105 million. All of this debt will become due in July of 2003.

The Company expects to refinance substantially all of its indebtedness maturing in 2003 with the proceeds of new credit facilities or new debt securities offerings. There can be no assurances that the terms will not be less favorable than the terms of the indebtedness to be refinanced.

As part of the NWQ acquisition, key management purchased a non-controlling, member interest in NWQ Investment Management Company, LLC. The non-controlling interest of $3.3 million as of March 31, 2003, is reflected in minority interest in the consolidated balance sheet. This purchase allows management to participate in profits of NWQ above specified levels beginning January 1, 2003. During the first quarter of 2003, we recorded approximately $0.3 million of minority interest expense, which reflects the portion of profits, applicable to the minority interest. Beginning in 2004 and continuing through 2008, we have the right to purchase the non-controlling members' respective interests in NWQ.

At March 31, 2003, we held in treasury 28,534,796 shares of Class A common stock acquired in open market transactions. During the first quarter, we repurchased 597,200 Class A common shares in open market transactions. As part of a new share repurchase program approved on August 9, 2002, we are authorized to purchase up to 7.0 million shares of common stock. As of March 31, 2003, there were 5.3 million shares remaining under the new share repurchase plan.

During the first quarter of 2003, we paid out dividends on common shares totaling $12.0 million.

Our broker/dealer subsidiary is subject to requirements of the Securities and Exchange Commission relating to liquidity and capital standards (See Note 3 to Consolidated Financial Statements).

Management believes that cash provided from operations and borrowings available under its uncommitted and committed credit facilities will provide us with sufficient liquidity to meet our operating needs for the foreseeable future.

INFLATION

Our assets are, to a large extent, liquid in nature and therefore not significantly affected by inflation. However, inflation may result in increases in our expenses, such as employee compensation, advertising and promotional costs, and office occupancy costs. To the extent inflation, or the expectation thereof, results in rising interest rates or has other adverse effects upon the securities markets and on the value of financial instruments, it may adversely affect our financial condition and results of operations. A substantial decline in the value of fixed-income or equity investments could adversely affect the net asset value of funds we manage, which in turn would result in a decline in investment advisory and performance fee revenue.


Forward-Looking Information and Factors That May Affect Our Future Results

From time to time, information we provide or information included in our filings with the SEC (including Management's Discussion and Analysis of Financial Condition and Results of Operations and the Notes to Consolidated Financial Statements in this report on Form 10-Q) may contain statements that are not historical facts, but are "forward-looking statements" within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or future financial performance and reflect management's expectations and opinions. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "could", "would", "should", "expect", "plan", "anticipate", "intend", "believe", "estimate", "predict" or "potential" or comparable terminology. These statements are only predictions, and our actual future results may differ significantly from those anticipated in any forward-looking statements due to numerous known and unknown risks, uncertainties and other factors. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed below. These factors may not be exhaustive, and we cannot predict the extent to which any factor, or combination of factors, may cause actual results to differ materially from those predicted in any forward-looking statements. We undertake no responsibility to update publicly or revise any forward-looking statements.

Risks, uncertainties and other factors that pertain to our business and the effects of which may cause our assets under management, earnings, revenues, profit margins, and/or our stock price to decline include: (1) the effects of the substantial competition that we, like all market participants, face in the investment management business, including competition for continued access to the brokerage firms' retail distribution systems and "wrap fee" managed account programs where the loss of such access would cause a resulting loss of assets;
(2) the adverse effects of declines in securities markets on our assets under management and future offerings; (3) the adverse effects of increases in interest rates from their present levels on the net asset value of our assets under management that are invested in fixed income securities and the magnifying effect such increases in interest rates may have on our leveraged closed end exchange traded funds; (4) the adverse effects of poor investment performance by our managers or declining markets resulting in redemptions, loss of clients, and declines in asset values; (5) our failure to comply with contractual requirements and/or guidelines in our client relationships, which could result in losses that the client could seek to recover from us and in the client withdrawing its assets from our management; (6) the competitive pressures on the management fees we charge; (7) our failure to comply with various government regulations such as the Investment Advisers Act and the Investment Company Act of 1940 and other federal and state securities laws that impose numerous obligations on investment firms and the Securities Exchange Act of 1934 and other federal and state securities laws and the rules of National Association of Securities Dealers that impose numerous obligations on our broker dealer Nuveen Investments, LLC where the failure to comply with such requirements could cause the SEC to institute proceedings against our investment advisers and/or broker dealer and impose sanctions ranging from censure and fines to termination of an investment adviser or broker dealer's registration and otherwise prohibiting an adviser from serving as an adviser; (8) our reliance on revenues from investment management contracts that are subject to annual renewal by the independent board of trustees overseeing the related funds according to their terms; (9) loss of key employees that could lead to loss of assets; (10) burdensome regulatory developments; (11) the impact of recent accounting pronouncements; and (12) unforeseen developments in litigation involving the securities industry.

                          PART I. FINANCIAL INFORMATION
       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                                 MARCH 31, 2003

MARKET RISK

In addition to the various risks previously discussed in this report, we are exposed to market risk from changes in interest rates, which may adversely affect our results of operations and financial condition. In the past, we were exposed to this risk primarily in our fixed-income defined portfolio inventory and, at times, sought to minimize the risks from these interest rate fluctuations through the use of derivative financial instruments. As a result of our decision to discontinue our defined portfolio product line, we no longer regularly purchase and hold for resale municipal securities and defined portfolio units. Therefore, it is no longer necessary to utilize futures contracts to minimize risk. Correspondingly, there were no open derivative financial instruments at March 31, 2003.

We invest in short-term debt instruments, classified as "Cash and cash equivalents" on our consolidated balance sheets. The investments are treated as collateralized financing transactions and are carried at the amounts at which they will be subsequently resold, including accrued interest. We also invest in certain Company-sponsored managed investment funds that invest in a variety of asset classes.

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

                           PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           None.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

           None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None.

ITEM 5.    OTHER INFORMATION

           None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

         a)       Exhibits

                  Certain of the following exhibits, as indicated parenthetically, were previously filed as exhibits to registration statements or reports filed by the Company with the Commission and are incorporated herein by reference to such statements or reports and made a part hereof. Exhibit numbers which are identified with an asterisk (*) have such documents filed herewith.

                  3.1 Restated Certificate of Incorporation of the Company (Exhibit 3.1 to Registration Statement on Form S-1 filed on April 2, 1992, File No. 33-46922).

                  3.2 Certificate of Designations, Preferences and Rights of 5% Cumulative Convertible Preferred Stock of the Company (Exhibit 3.1(a) to the Company's Form 10-Q for quarter ended September 30, 2000).

                  3.3 Amendment to Restated Certificate of Incorporation of the Company (Exhibit 3.1(b) to the Company's Form 10-K for year ended December 31, 2002).

                  3.4 Certificate of Ownership and Merger (Exhibit 3.1(c) to the Company's Form 10-K for year ended December 31, 2002).

                  3.5      Amended and Restated By-Laws of the Company (Exhibit
                           3.2 to the Company's Form 10-K for year ended December 31, 1993, File No. 1-11123).

                  10.1* Investment Management Agreement and Expense Reimbursement Agreement between Nuveen Preferred and Convertible Income Fund and Nuveen Institutional Advisory Corp.

                  10.2* Investment Sub-Advisory Agreement between Nuveen Institutional Advisory Corp., as investment manager of Nuveen Preferred and Convertible Income Fund, and Spectrum Asset Management, Inc.

                  10.3* Investment Sub-Advisory Agreement between Nuveen Institutional Advisory Corp., as investment manager of Nuveen Preferred and Convertible Income Fund, and Froley, Revy Investment Co., Inc.

                  10.4* Amendment to Acquisition Agreement, by and among the Company, Barra, Inc., Symphony Asset Management, Inc., Maestro, LLC, Symphony Asset Management, LLC, Praveen K. Gottipalli, Michael J. Henman, Neil L. Rudolph and Jeffrey L. Skelton.

                  99.1* Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

                  99.2* Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         b)       Reports on Form 8-K

                  On January 22, 2003, a report on Form 8-K relating to the Company's January 22, 2003 press release was filed with the Securities and Exchange Commission. The press release announced both the Company's fourth quarter and 2002 earnings results as well as the fact that the Company had changed its name from "The John Nuveen Company" to "Nuveen Investments, Inc." effective January 31, 2003.

                  On April 16, 2003, a report on Form 8-K relating to the Company's April 15, 2003 press release was filed with the Securities and Exchange Commission. The press release announced the Company's first quarter 2003 earnings results.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  NUVEEN INVESTMENTS, INC.
                                  (Registrant)

DATE: May 15, 2003                By /s/ John P. Amboian
                                  ----------------------
                                  John P. Amboian
                                  President

DATE: May 15, 2003                By /s/ Margaret E. Wilson
                                  -------------------------
                                  Margaret E. Wilson
                                  Senior Vice President, Finance
                                  (Principal Financial and Accounting Officer)

                                 CERTIFICATIONS

         I, Timothy R. Schwertfeger, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Nuveen Investments, Inc.;

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

Date: May 15, 2003

                                              /s/ Timothy R. Schwertfeger
                                              ----------------------------------
                                              Name: Timothy R. Schwertfeger
                                              Title: Chief Executive Officer

         I, John P. Amboian, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Nuveen Investments, Inc.;

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

Date: May 15, 2003

                                              /s/ John P. Amboian
                                              ------------------------------
                                              Name: John P. Amboian
                                              Title: President

         I, Margaret E. Wilson, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Nuveen Investments, Inc.;

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

Date: May 15, 2003

                                          /s/ Margaret E. Wilson
                                          -----------------------------------
                                          Name: Margaret E. Wilson
                                          Title: Senior Vice President, Finance

                                  EXHIBIT INDEX

EXHIBIT NO.                             DESCRIPTION
-----------                             -----------
   10.1            Investment Management Agreement and Expense Reimbursement
                   Agreement between Nuveen Preferred and Convertible Income
                   Fund and Nuveen Institutional Advisory Corp.

   10.2            Investment Sub-Advisory Agreement between Nuveen
                   Institutional Advisory Corp., as investment manager of Nuveen
                   Preferred and Convertible Income Fund, and Spectrum Asset
                   Management, Inc.

   10.3            Investment Sub-Advisory Agreement between Nuveen
                   Institutional Advisory Corp., as investment manager of Nuveen
                   Preferred and Convertible Income Fund, and Froley, Revy
                   Investment Co., Inc.

   10.4 Amendment to Acquisition Agreement, by and among the Company, Barra, Inc., Symphony Asset Management, Inc., Maestro, LLC,
                   Symphony Asset Management, LLC, Praveen K. Gottipalli,
                   Michael J. Henman, Neil L. Rudolph and Jeffrey L. Skelton.

   99.1            Certification of Chief Executive Officer pursuant to 18
                   U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   99.2 Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002.