Form 10-Q
period 2003-06-30
NUVEEN INVESTMENTS INC
filed 2003-08-13
CIK 885708

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2003

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.) Yes [X] No [ ]

         At August 8, 2003, there were 92,743,822 shares of the Company's Common Stock outstanding, consisting of 19,418,608 shares of Class A Common Stock, $.01 par value, and 73,325,214 shares of Class B Common Stock, $.01 par value.

                            NUVEEN INVESTMENTS, INC.

                                TABLE OF CONTENTS

                                                                                              Page No.
                                                                                              --------
PART I. FINANCIAL INFORMATION

   ITEM 1.   FINANCIAL STATEMENTS

        Consolidated Balance Sheets (Unaudited),
             June 30, 2003 and December 31, 2002                                                 3

        Consolidated Statements of Income (Unaudited),
             Three Months Ended June 30, 2003 and 2002
             Six Months Ended June 30, 2003 and 2002                                             4

        Consolidated Statement of Changes in Common Stockholders'
             Equity (Unaudited), Six Months Ended June 30, 2003                                  5

        Consolidated Statements of Cash Flows (Unaudited),
             Six Months Ended June 30, 2003 and 2002                                             6

        Notes to Consolidated Financial Statements
             (Unaudited)                                                                         7

   ITEM 2.

        Management's Discussion and Analysis of
             Financial Condition and Results of Operations                                      12

   ITEM 3.

        Quantitative and Qualitative Disclosures About Market Risk                              22

   ITEM 4.

        Controls and Procedures                                                                 22

PART II. OTHER INFORMATION

   Item 1 through Item 6                                                                        23

   Signatures                                                                                   26

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                            NUVEEN INVESTMENTS, INC.

                           CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                      JUNE 30,     DECEMBER 31,
                                                                                                        2003           2002
                                                                                                     ----------    -----------
ASSETS
Cash and cash equivalents                                                                            $   60,628    $    70,480
Management and distribution fees receivable                                                              40,984         54,105
Other receivables                                                                                        17,614         13,790
Furniture, equipment, and leasehold improvements, at cost less accumulated depreciation
      and amortization of $41,807 and $38,526, respectively                                              32,159         31,279
Other investments                                                                                        65,226         58,918
Goodwill                                                                                                517,121        511,851
Other intangible assets, net of accumulated amortization of $8,030 and $5,426, respectively              61,120         63,724
Advanced sales commissions and other assets                                                              39,238         36,895
                                                                                                     ----------    -----------
                                                                                                     $  834,090    $   841,042
                                                                                                     ==========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
      Notes payable                                                                                  $  235,000    $   305,000
      Accrued compensation and other expenses                                                            37,957         56,619
      Deferred compensation                                                                              29,979         27,976
      Deferred income tax liability, net                                                                 24,007         12,083
      Other liabilities                                                                                  31,968         50,538
                                                                                                     ----------    -----------
            Total liabilities                                                                           358,911        452,216
                                                                                                     ----------    -----------

Minority interest                                                                                        46,396          3,063

Common stockholders' equity:
      Class A Common stock, $.01 par value;  160,000,000 shares authorized;                                 476            476
            47,586,266 shares issued
      Class B Common stock, $.01 par value;  80,000,000 shares authorized;                                  733            733
            73,325,214 shares issued
      Additional paid-in capital                                                                        163,563        155,188
      Retained earnings                                                                                 727,599        688,325
      Unamortized cost of restricted stock awards                                                          (241)          (748)
      Accumulated other comprehensive loss                                                               (3,527)        (4,859)
                                                                                                     ----------    -----------
                                                                                                        888,603        839,115
      Less common stock held in treasury, at cost (28,187,758 and 28,184,996 shares, respectively)     (459,820)      (453,352)
                                                                                                     ----------    -----------
      Total common stockholders' equity                                                                 428,783        385,763
                                                                                                     ----------    -----------
                                                                                                     $  834,090    $   841,042
                                                                                                     ==========    ===========

See accompanying notes to consolidated financial statements.

                            NUVEEN INVESTMENTS, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                                    UNAUDITED
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                    JUNE 30,                    JUNE 30,
                                                               ---------------------    ------------------------
                                                                  2003       2002          2003          2002
                                                               ---------   ---------    ----------    ----------
Operating revenues:
       Investment advisory fees from assets under management   $  99,047   $  86,056    $  194,291    $  171,211
       Underwriting and distribution of investment products        3,278       1,667         4,862         6,538
       Performance fees/other revenue                              3,772       2,625         8,491         5,208
                                                               ---------   ---------    ----------    ----------
            Total operating revenues                             106,097      90,348       207,644       182,957

Operating expenses:
       Compensation and benefits                                  29,063      21,718        57,943        44,570
       Advertising and promotional costs                           3,096       3,500         5,651         6,967
       Occupancy and equipment costs                               4,922       4,153         9,824         8,172
       Amortization of intangible assets                           1,302         698         2,604         1,411
       Travel and entertainment                                    1,956       2,132         3,736         4,113
       Outside services                                            1,917       2,277         3,815         4,191
       Other operating expenses                                    7,355       6,077        13,279        14,157
                                                               ---------   ---------    ----------    ----------
            Total operating expenses                              49,611      40,555        96,852        83,581

Operating income                                                  56,486      49,793       110,792        99,376

Non-operating income/(expense)                                      (915)        244        (1,897)           66
                                                               ---------   ---------    ----------    ----------

Income before taxes                                               55,571      50,037       108,895        99,442

Income taxes                                                      21,562      19,585        42,251        39,001
                                                               ---------   ---------    ----------    ----------

Net income                                                     $  34,009   $  30,452    $   66,644    $   60,441
                                                               =========   =========    ==========    ==========

Average common and common equivalent shares outstanding:
       Basic                                                      92,473      94,398        92,519        94,659
                                                               =========   =========    ==========    ==========

       Diluted                                                    95,787      99,141        95,736        99,362
                                                               =========   =========    ==========    ==========

Earnings per common share:
       Basic                                                   $    0.37   $    0.32    $     0.72    $     0.64
                                                               =========   =========    ==========    ==========

       Diluted                                                 $    0.36   $    0.31    $     0.70    $     0.61
                                                               =========   =========    ==========    ==========

See accompanying notes to consolidated financial statements.

                            NUVEEN INVESTMENTS, INC.
        CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY
                                    UNAUDITED
                                 (IN THOUSANDS)

                                                                                 UNAMORTIZED    ACCUMULATED
                                    CLASS A   CLASS B   ADDITIONAL                COST OF          OTHER
                                    COMMON    COMMON     PAID-IN     RETAINED    RESTRICTED    COMPREHENSIVE   TREASURY
                                     STOCK    STOCK      CAPITAL     EARNINGS   STOCK AWARDS   INCOME/(LOSS)     STOCK      TOTAL
                                    -------   -------   ----------   --------   ------------   -------------   ---------   --------
Balance at December 31, 2002        $   476   $   733   $  155,188   $688,325     $   (748)    $      (4,859)  $(453,352)  $385,763
  Net income                                                           66,644                                                66,644
  Cash dividends paid                                                 (24,061)                                              (24,061)
  Amortization of restricted
       stock awards                                                                    637                                      637
  Purchase of treasury stock                                                                                     (20,715)   (20,715)
  Exercise of stock options                                            (3,358)                                    14,166     10,808
  Issuance of restricted stock                                             49         (130)                           81          -
  Tax benefit of options exercised                           8,375                                                            8,375
  Other                                                                                                1,332                  1,332
                                    -------   -------   ----------   --------     --------     -------------   ---------   --------
Balance at June 30, 2003            $   476   $   733   $  163,563   $727,599     $   (241)    $      (3,527)  $(459,820)  $428,783
                                    =======   =======   ==========   ========     ========     =============   =========   ========

See accompanying notes to consolidated financial statements.

                            NUVEEN INVESTMENTS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                 (IN THOUSANDS)

                                                                            SIX MONTHS ENDED JUNE 30,
                                                                            -------------------------
                                                                               2003          2002
                                                                             ---------    ----------
Cash flows from operating activities:
     Net income                                                              $  66,644    $   60,441
     Adjustments to reconcile net income to net cash
         provided from operating activities:
           Deferred income taxes                                                11,069         4,259
           Depreciation of office property and equipment                         3,783         3,432
           Amortization of intangible assets                                     2,604         1,411
     Net (increase) decrease in assets:
           Management and distribution fees receivable                          13,120        16,281
           Other receivables                                                    (3,824)        5,399
           Advanced sales commissions and other assets                          (2,343)       13,129
     Net increase (decrease) in liabilities:
           Accrued compensation and other expenses                             (18,662)      (14,156)
           Deferred compensation                                                 2,003          (145)
           Security purchase obligations                                             -          (739)
           Other liabilities                                                   (18,570)       (7,795)
     Other                                                                       8,756        17,055
                                                                             ---------    ----------
                         Net cash provided from operating activities            64,580        98,572
                                                                             ---------    ----------

Cash flows from financing activities:
     Repayment of notes payable                                                (70,000)            -
     Dividends paid                                                            (24,061)      (22,856)
     Proceeds from stock options exercised                                      10,808        26,167
     Proceeds from Rittenhouse stock options exercised                          42,474        40,504
     Acquisition of treasury stock                                             (20,715)     (105,232)
     Other                                                                         860             -
                                                                             ---------    ----------
                         Net cash used for financing activities                (60,634)      (61,417)
                                                                             ---------    ----------

Cash flows from investing activities:
     Net purchase of office property and equipment                              (4,664)       (2,592)
     Proceeds from sales of investment securities                                  417           526
     Purchases of investment securities                                           (717)         (902)
     Contingent consideration for Symphony acquisition                          (5,270)            -
     Other                                                                      (3,564)       (1,081)
                                                                             ---------    ----------
                         Net cash used for investing activities                (13,798)       (4,049)
                                                                             ---------    ----------

(Decrease)/increase in cash and cash equivalents                                (9,852)       33,106

Cash and cash equivalents:
     Beginning of year                                                          70,480        83,659
                                                                             ---------    ----------
     End of period                                                           $  60,628    $  116,765
                                                                             ---------    ----------
Supplemental Information:
     Taxes paid                                                              $  40,684    $   21,294
     Interest paid                                                           $   3,366    $    2,577

See accompanying notes to consolidated financial statements.

                            NUVEEN INVESTMENTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2003

NOTE 1 BASIS OF PRESENTATION

The unaudited consolidated financial statements include the accounts of Nuveen Investments, Inc. and its majority-owned subsidiaries ("the Company" or "Nuveen Investments") and have been prepared in conformity with accounting principles generally accepted in the United States of America. These financial statements have also been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures have been omitted pursuant to such rules and regulations. As a result, these financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's latest annual report on Form 10-K. Certain amounts in the prior year financial statements have been reclassified to conform to the 2003 presentation. These reclassifications had no effect on previously reported net income or stockholders' equity.

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

The following table sets forth a reconciliation of net income and the weighted average common shares used in the basic and diluted earnings per share computations for the three-month and six-month periods ended June 30, 2003 and June 30, 2002.

------------------------------------------------------------------------------------------------------------
In thousands,                                                  For the three months ended
except per share data                             June 30, 2003                       June 30, 2002
------------------------------------------------------------------------------------------------------------
                                            Net                 Per-share       Net                Per-share
                                          income     Shares      amount       income     Shares      amount
                                         -------------------------------------------------------------------
Net income                               $ 34,009                            $ 30,452
Less: Preferred stock dividends                 -                                 (70)
                                         --------                            --------
Basic EPS                                  34,009     92,473    $    0.37      30,382    94,398     $  0.32
  Dilutive effect of:
     Restricted stock                           -        466                        -       463
     Employee stock options                     -      2,848                        -     3,662
     Assumed conversion of
           preferred stock                      -          -                       70       618
                                         -------------------                 ------------------
Diluted EPS                              $ 34,009     95,787    $    0.36    $ 30,452    99,141     $  0.31
-----------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------
   In thousands,                                               For the six months ended
except per share data                             June 30, 2003                       June 30, 2002
------------------------------------------------------------------------------------------------------------
                                            Net                 Per-share       Net                Per-share
                                          income     Shares      amount       income     Shares      amount
                                         -------------------------------------------------------------------
Net income                               $ 66,644                            $ 60,441
Less:  Preferred stock dividends                -                                (141)
                                         --------                            --------
Basic EPS                                  66,644     92,519    $    0.72      60,300    94,659     $  0.64
  Dilutive effect of:
     Restricted stock                           -        464                        -       369
     Employee stock options                     -      2,753                        -     3,716
     Assumed conversion of
           preferred stock                      -          -                      141       618
                                         -------------------                 ------------------
Diluted EPS                              $ 66,644     95,736    $    0.70    $ 60,441    99,362     $  0.61
-----------------------------------------------------------------------------------------------------------

Options to purchase 8,349,606 and 2,170,000 shares of the Company's common stock were outstanding at June 30, 2003 and 2002, respectively, but were not included in the computation of diluted earnings per share because the options' respective weighted average exercise prices of $26.72 and $29.45 per share, respectively, were greater than the average market price of the Company's common shares during the applicable period.

NOTE 3 NET CAPITAL REQUIREMENT

Nuveen Investments, LLC, the Company's wholly owned broker/dealer subsidiary, is subject to the Securities and Exchange Commission Rule 15c3-1, the "Uniform Net Capital Rule," which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, as these terms are defined in the Rule, shall not exceed 15 to 1. At June 30, 2003, Nuveen Investments, LLC's net capital ratio was .78 to 1 and its net capital was $32,091,242, which is $30,417,573 in excess of the required net capital of $1,673,669.

NOTE 4 ACQUISITION OF NWQ INVESTMENT MANAGEMENT COMPANY, INC.

On August 1, 2002, Nuveen Investments completed the acquisition of NWQ Investment Management Company, Inc. ("NWQ"). The results of NWQ's operations have been included in Nuveen Investments' consolidated financial statements from the date of acquisition. Nuveen Investments engaged external valuation experts to determine the final purchase price allocation.

The following table presents unaudited actual results of operations for the three-month and six-month periods ended June 30, 2003 and unaudited pro-forma information for the three-month and six-month periods ended June 30, 2002. The unaudited pro-forma information as of June 30, 2002 reflects a summary of the consolidated results of operations of Nuveen Investments and NWQ as if the NWQ acquisition had occurred on January 1, 2002. (In thousands, except per share data).

------------------------------------------------------------------
                                  Actual            Pro-Forma
                            Three Months Ended  Three Months Ended
                              June 30, 2003       June 30, 2002
                            --------------------------------------
Revenues                        $ 106,097           $ 99,112
Net Income                      $  34,009           $ 31,005
Earnings per common share
(diluted)                       $    0.36           $   0.32
------------------------------------------------------------------

-----------------------------------------------------------------
                                  Actual            Pro-Forma
                             Six Months Ended    Six Months Ended
                              June 30, 2003       June 30, 2002
                             ------------------------------------
Revenues                        $ 207,644           $ 200,484
Net Income                      $  66,644           $  61,547
Earnings per common share
(diluted)                       $    0.70           $    0.62
----------------------------------------------------------------

NOTE 5 GOODWILL AND INTANGIBLE ASSETS

The following table presents a reconciliation of activity in the balance of goodwill from December 31, 2002 to June 30, 2003 presented on our consolidated balance sheets (in thousands):

Goodwill
Balance at December 31, 2002                                                 $  511,851
    Symphony acquisition - contingent consideration earned                        5,270
                                                                             ----------
Balance at June 30, 2003                                                     $  517,121
                                                                             ----------

In compliance with the provisions of SFAS No. 142, we completed our annual goodwill impairment test and our results indicate that, as of May 31, 2003, there is no indication of potential impairment of goodwill.

The following table presents gross carrying amounts and accumulated amortization amounts for intangible assets presented on our consolidated balance sheets at June 30, 2003 and December 31, 2002 (in thousands):

                                             At June 30, 2003       At December 31, 2002
                                             ----------------       --------------------
                                           Gross                   Gross
                                         Carrying  Accumulated    Carrying     Accumulated
Amortizable Intangible Assets             Amount   Amortization    Amount      Amortization
-----------------------------            --------  ------------   --------     ------------
Various previous acquisitions            $    459    $   459      $    459      $     459
Symphony-
    Customer relationships                 43,800      4,334        43,800          3,223
    Internally developed software           1,622        620         1,622            458
    Favorable lease                           369        285           369            226
NWQ customer contracts                     22,900      2,332        22,900          1,060
                                         --------    -------      --------      ---------
        Total                            $ 69,150    $ 8,030      $ 69,150      $   5,426
                                         --------    -------      --------      ---------

The projected amortization for the next five years is approximately $2.6 million for the remaining six months of 2003, and annual amortization of $5.1 million for each of 2004 and 2005, $5.0 million for 2006, and $4.8 million for 2007.

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

                                         Three Months Ended June 30       Six Months Ended June 30
                                         --------------------------       ------------------------
                                           2003              2002           2003            2002
                                         --------          --------       --------        --------
Net income, as reported                  $ 34,009          $ 30,452       $ 66,644        $ 60,441

Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all
awards, net of related tax effects
                                           (2,572)           (2,365)        (5,169)         (4,365)

Pro forma net income                     $ 31,437          $ 28,087       $ 61,475        $ 56,076

Earnings per common share:
    Basic - as reported                  $   0.37          $   0.32       $   0.72        $   0.64
    Basic - pro forma                    $   0.34          $   0.30       $   0.66        $   0.59

    Diluted - as reported                $   0.36          $   0.31       $   0.70        $   0.61
    Diluted - pro forma                  $   0.33          $   0.28       $   0.64        $   0.56

NOTE 7 NOTES PAYABLE

On August 10, 2000, the Company entered into a $250 million revolving line of credit with a group of banks that extends through August 2003. The committed line is divided into two equal facilities-- one with a three-year term and one that is renewable every 364 days. On August 8, 2002, Nuveen Investments renewed its 364-day credit facility. Proceeds from borrowings under the facility are used for fulfilling day to day cash requirements and general corporate purposes including acquisitions, share repurchases and asset purchases. The rate of interest payable under the agreement is, at the Company's option, a function of one of various floating rate indices. The agreement requires the Company to pay a facility fee at an annual rate of .105% of the committed amount for the three-year facility and .08% of the committed amount for the 364-day facility. For the six-month periods ended June 30, 2003 and 2002, the weighted-average interest rate on the committed line was 1.6% and 2.1%, respectively, for the three-year facility and 1.5% and 2.1%, respectively, for the 364-day facility. At June 30, 2003, there was $130 million of debt outstanding under this revolving line of credit. This facility was scheduled to expire, and all of the debt to come due, in August of 2003. Prior to its expiration, the Company entered into a new $250 million committed line of credit. See Note 9.

On July 31, 2002, Nuveen Investments entered into, and borrowed the total amount available under a $250 million revolving loan agreement with its majority shareholder, The St. Paul Companies, Inc. ("St. Paul"). This loan facility was originally set to expire on July 15, 2003, however was amended prior to this expiration date to provide for no scheduled expiration date (see Note 9). This loan facility carries a floating interest rate of LIBOR plus a margin of up to 0.25%. A portion of the proceeds from this $250 million loan was used to repay $128 million of the previous outstanding debt of $183 million under the bank facility discussed above, while the remainder of the proceeds was used to help fund the NWQ acquisition. During March 2003, the Company paid down $145 million of the total debt that was outstanding under the St. Paul debt facility. At June 30, 2003, the total amount of debt outstanding under the St. Paul debt facility was $105 million. For the six months ended June 30, 2003, the weighted average annual interest rate on the St. Paul debt facility was 1.6%.

NOTE 8 RELATED PARTY TRANSACTIONS

On June 30, 2002, the Company made a loan of approximately $2.1 million to one of Symphony's prior owners, Maestro LLC. The members of Maestro LLC are also employees of Symphony. This uncollateralized, interest-bearing loan is payable on or before December 31, 2006 and carries an interest rate equal to the Applicable Federal Rate published by the Secretary of the Treasury (as of June 2003, the applicable interest rate was 3.06% per annum). Any 5-year contingent consideration payments required to be made by the Company relating to the Symphony acquisition may be used to offset this loan obligation. As of June 30, 2003 and December 31, 2002, the remaining note receivable of approximately $2.1 million is included in other assets on our consolidated balance sheet.

NOTE 9 SUBSEQUENT EVENTS

Subsequent to quarter-end, prior to the expiration of the revolving line of credit discussed in Note 7, the Company entered into a new $250 million committed line of credit with a new group of banks to replace the existing facility. The terms of the new facility are similar to the prior facility, including its being divided into two equal facilities - one with a three-year term and one with a renewable 364-day term. The $130 million of debt outstanding under the prior facility at June 30, 2003, which was subsequently reduced to $125 million, is now outstanding under the new facility.

Also subsequent to quarter-end, the St. Paul loan facility (as discussed in Note
7) was amended prior to its original July 15, 2003 expiration date and currently provides for no scheduled expiration date, but requires borrowings to be repaid within 30 days demand by St. Paul.

                          PART I. FINANCIAL INFORMATION
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                                  JUNE 30, 2003

DESCRIPTION OF THE BUSINESS

Our principal businesses are asset management and related research as well as the development, marketing and distribution of investment products and services for the affluent, high-net-worth and the institutional market segments. We distribute our investment products and services, including individually managed accounts, closed-end exchange-traded funds, and mutual funds, to the affluent and high-net-worth market segments through unaffiliated intermediary firms including broker/dealers, commercial banks, affiliates of insurance providers, financial planners, accountants, consultants and investment advisors. We also provide managed account services, including privately offered partnerships, to several institutional market segments and channels.

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

RELEVANT EVENTS

The following events reported in our 2002 annual report are relevant to the interpretation of our second quarter and year-to-date 2003 results:

On August 1, 2002, we finalized the acquisition of NWQ Investment Management Company, Inc. ("NWQ"), an asset management firm based in Los Angeles with approximately $7 billion of assets under management at the time of the acquisition. NWQ specializes in value-oriented equity investments and has significant relationships among institutions and financial advisors. Cash payments totaling approximately $145 million will be made to the seller, which includes up to a maximum of $20.5 million to be paid over a five-year period under the terms of a strategic alliance agreement.

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

Distribution revenue is earned as mutual fund products are sold to the public through financial advisors. Correspondingly, distribution revenue will rise and fall with the level of our sales of these products, and has been impacted by our decision to discontinue the defined portfolio product line in 2002. Underwriting fees are earned on the initial public offerings of our exchange-traded funds. The level of fees earned in any given year will fluctuate depending on the number of new funds offered, the size of the funds offered and the extent to which we participate as a member of the syndicate group underwriting a fund.

SUMMARY OF OPERATING RESULTS

The table presented below highlights the results of our operations for the three-month and six-month periods ended June 30, 2003 and 2002:

FINANCIAL RESULTS SUMMARY
COMPANY OPERATING STATISTICS
($ in millions except per share amounts)

--------------------------------------------------------------------------------------------------------
                                          FOR THE SECOND QUARTER OF       FOR THE FIRST SIX MONTHS OF
                                        2003       2002     % CHANGE      2003      2002       % CHANGE
                                       -------   -------    --------    -------   -------      --------
Gross sales of investment products     $ 5,424   $ 3,321       63%      $ 9,620   $ 6,710          43%
-----------------------------------------------------------------------------------------------------
Net flows of investment products         3,088       593      420         5,193     2,468         110
-----------------------------------------------------------------------------------------------------
Assets under management (1)(2)          88,258    68,496       29        88,258    68,496          29
-----------------------------------------------------------------------------------------------------
Operating revenues                       106.1      90.3       17         207.6     183.0          13
-----------------------------------------------------------------------------------------------------
Operating expenses                        49.6      40.6       22          96.9      83.6          16
-----------------------------------------------------------------------------------------------------
Net income                                34.0      30.5       12          66.6      60.4          10
-----------------------------------------------------------------------------------------------------
Basic earnings per share (3)              0.37      0.32       16          0.72      0.64          13
-----------------------------------------------------------------------------------------------------
Diluted earnings per share (3)            0.36      0.31       16          0.70      0.61          15
-----------------------------------------------------------------------------------------------------
Dividends per share (3)                   0.13      0.12        8          0.26      0.24           8
-----------------------------------------------------------------------------------------------------

(1)  At period end.

(2)  Excludes defined portfolio assets under surveillance.

(3) The prior period has been adjusted to reflect the 2-for-1 stock split that occurred in June of 2002.

Gross sales of investment products for the three-month and six-month periods ended June 30, 2003 and 2002 are shown below:

GROSS INVESTMENT PRODUCT SALES
(in millions)

                                   THREE MONTHS ENDED     SIX MONTHS ENDED
                                         JUNE 30,             JUNE 30,
                                     2003      2002         2003      2002
                                   -------   --------     --------   ------
Managed Assets:
   Exchange-Traded Funds           $ 2,798   $  1,462     $  4,525   $2,570
   Mutual Funds                        446        369          831      651
   Managed Accounts                  2,180      1,490        4,264    3,295
                                   -------   --------     --------   ------
        Total Managed Assets         5,424      3,321        9,620    6,516
Defined Portfolios                       -          -            -      194
                                   -------   --------     --------   ------
             Total                 $ 5,424   $  3,321      $ 9,620   $6,710
                                   =======   ========     ========   ======

Gross sales of investment products in the second quarter were a record $5.4 billion, an increase of 63% versus the same quarter of the prior year. The overwhelming response in June to our second preferred stock and convertible bond exchange-traded fund enabled us to generate a total of $2.0 billion in new assets. The leveraging of our first quarter 2003 preferred stock exchange-traded fund offering added an additional $0.7 billion in assets. Sales of our mutual fund products increased 21%, driven by a 32% increase in municipal mutual fund sales. Managed account sales increased 46% as the addition of NWQ value accounts and a 40% increase in municipal account sales were partially offset by a decline in sales on our growth equity accounts.

Year-to-date sales increased $2.9 billion, driven by an increase in sales across all product categories, most notably in exchange-traded funds. Combined, the two preferred and convertible income exchange-traded funds offered this year raised over $4 billion in new assets. The leveraging of our fourth quarter 2002 fund offerings raised an additional $0.4 billion. This is an increase of $2.0 billion versus the first half of 2002. Mutual fund sales increased 28% year-to-date driven mainly by an increase in municipal mutual fund sales. Similar to the second quarter, year-to-date managed account sales increased $1.0 billion driven mainly by the addition of NWQ value account sales. Excluding NWQ value sales, managed account sales declined $0.7 billion as increased fixed-income sales did not offset the decline in sales of growth equity accounts.

Net flows of investment products for the three-month and six-month periods ended June 30, 2003 and 2002 are shown below:

NET FLOWS
(in millions)

                                   THREE MONTHS ENDED     SIX MONTHS ENDED
                                        JUNE 30,               JUNE 30,
                                    2003       2002         2003    2002
                                   -------   --------     -------  -------
Managed Assets:
   Exchange-Traded Funds           $ 2,804   $  1,467     $ 4,536  $ 2,581
   Mutual Funds                        106         93         195      138
   Managed Accounts                    178       (967)        462     (445)
                                   -------   --------     -------  -------
        Total Managed Assets         3,088        593       5,193    2,274
Defined Portfolios                       -          -           -      194
                                   -------   --------     -------  -------
             Total                 $ 3,088   $    593     $ 5,193  $ 2,468
                                   =======   ========     =======  =======

Net flows for both the quarter and the year were positive across all product categories, totaling $3.1 billion and $5.2 billion, respectively. Very strong municipal managed account and mutual fund flows and our taxable fixed-income exchanged-traded fund flows, together with positive flows of value-oriented equity managed account flows more than offset outflows from growth equity managed accounts.

The following table summarizes net assets under management:

NET ASSETS UNDER MANAGEMENT (1)
(in millions)

                                           JUNE 30,      DECEMBER 31,      JUNE 30,
                                             2003           2002             2002
                                           --------      ------------     ----------
Exchange-Traded Funds                      $ 45,315       $  39,944       $   35,051
Mutual Funds                                 12,228          11,849           11,641
Managed Accounts - Retail                    21,692          19,403           16,973
Managed Accounts - Institutional              9,023           8,523            4,831
                                           --------       ---------       ----------
     Total                                 $ 88,258       $  79,719       $   68,496
                                           ========       =========       ==========

(1)  Excludes defined portfolio product assets under surveillance

Assets under management rose $19.8 billion or 29% since the end of the second quarter of the prior year. Positive drivers were the acquisition of NWQ ($6.9 billion), positive net flows ($10.0 billion) and market appreciation ($2.9 billion). Assets under management grew $8.5 billion or 11% since the end of the prior year, driven by positive net flows ($5.2 billion) and market appreciation ($3.3 billion) of both our stock and bond assets under management.

Investment advisory fee income, net of sub-advisory fees and expense reimbursements, is shown in the following table:

INVESTMENT ADVISORY FEES
(in thousands)

                                        THREE MONTHS ENDED       SIX MONTHS ENDED
                                             JUNE 30,                JUNE 30,
                                          2003      2002          2003      2002
                                        --------  --------      --------  --------
Mutual Funds                            $ 15,354  $ 14,763      $ 30,306  $ 29,405
Exchange-Traded Products                  54,863    46,444       106,457    91,312
Managed Accounts                          28,830    24,849        57,528    50,494
                                        --------  --------      --------  --------
     Total                              $ 99,047  $ 86,056      $194,291  $171,211
                                        ========  ========      ========  ========

Advisory fees increased 15% for the quarter and 13% year-to-date driven mainly by the inclusion of NWQ advisory fees. Excluding the impact of the NWQ acquisition, advisory fees grew 4% for the quarter and 2% year-to-date as increases in advisory fees on exchange-traded products, municipal mutual funds and municipal managed accounts were partially offset by a decline in fees on equity mutual funds and growth equity managed accounts. Base fees on our alternative-investment managed accounts also declined for the quarter and year-to-date.

Underwriting and distribution revenue for the three-month and six-month periods ended June 30, 2003 and 2002 is shown in the following table:

UNDERWRITING AND DISTRIBUTION REVENUE
(in thousands)

                                        THREE MONTHS ENDED       SIX MONTHS ENDED
                                             JUNE 30,                JUNE 30,
                                          2003      2002          2003      2002
                                        --------  --------      --------  --------
Mutual Funds                            $    133  $    521      $    155  $  1,334
Defined Portfolios                           (23)       51           (15)    2,607
Exchange-Traded Products                   3,168     1,095         4,722     2,597
                                        --------  --------      --------  --------
     Total                              $  3,278  $  1,667      $  4,862  $  6,538
                                        ========  ========      ========  ========

Underwriting and distribution revenue increased fairly significantly for the quarter mainly as a result of underwriting revenue earned on our second quarter exchange-traded fund offering. Mutual fund distribution revenue declined due to the write-off of commissions advanced on the sale of certain shares of the Nuveen Floating Rate fund. These advanced commissions were being amortized over the Securities and Exchange Commission Rule 12b-1 period (one to eight years). The Floating Rate Fund was closed in the second quarter of 2003.

Year-to-date underwriting and distribution revenue declined as an increase in underwriting revenue on our exchange-traded funds was offset by the decline in distribution revenue on mutual funds and a decline in defined portfolio distribution revenue resulting from the discontinuation of this product line. The decline in mutual fund distribution revenue is due to an increase in commissions paid to distributors on high dollar value sales, a shift in sales by share class and the write-off of advanced commissions on the Nuveen Floating Rate Fund.

PERFORMANCE FEES/OTHER OPERATING REVENUE

Performance fees/other operating revenue consists of performance fees earned on institutional assets managed by Symphony and various fees earned in connection with services provided on behalf of our defined portfolio assets under surveillance. The $1.1 million increase in other operating revenue for the second quarter of 2003 and the $3.2 million increase year-to-date is primarily due to increases of $2.3 million and $5.0 million in Symphony performance fees for the quarter and year-to-date, respectively. The majority of the increase in performance fees is attributable to redemptions that occurred in the second quarter of 2003, which resulted in the early payment of performance fees that otherwise would have been paid later in the year. These increases were partially offset by a decline in fees earned on defined portfolio assets under surveillance as a result of a decline in the overall level of these assets.

OPERATING EXPENSES

The following table summarizes operating expenses for the three-month and six-month periods ended June 30, 2003 and 2002:

OPERATING EXPENSES
(in thousands)

                                        THREE MONTHS ENDED       SIX MONTHS ENDED
                                             JUNE 30,                JUNE 30,
                                          2003      2002          2003      2002
                                        --------  --------      --------  --------
Compensation and Benefits               $ 29,063  $ 21,718      $ 57,943  $ 44,570
Advertising and Promotion                  3,096     3,500         5,651     6,967
Occupancy and Equipment                    4,922     4,153         9,824     8,172
Amortization of Intangibles                1,302       698         2,604     1,411
Travel and Entertainment                   1,956     2,132         3,736     4,113
Outside Services                           1,917     2,277         3,815     4,191
Other Operating Expenses                   7,355     6,077        13,279    14,157
                                        --------  --------      --------  --------
     Total                              $ 49,611  $ 40,555      $ 96,852  $ 83,581
                                        ========  ========      ========  ========

SUMMARY

Operating expenses increased 22% for the quarter and 16% year-to-date driven almost entirely by the inclusion of expenses for NWQ. Excluding the impact of the NWQ acquisition, operating expenses increased less than 5% for the quarter versus last year and declined 1% year-to-date.

COMPENSATION AND BENEFITS

Compensation and benefits increased 34% for the quarter and 30% year-to-date driven mainly by the inclusion of NWQ expenses. Excluding NWQ, compensation and benefits increased approximately 10% for both the quarter and year-to-date. Base compensation was up only slightly as salary increases were offset by headcount reductions made in connection with the discontinuation of the defined portfolio business. Profit sharing expense increased due primarily to an increase in expense at Symphony as a result of the increase in performance fees.

ADVERTISING AND PROMOTIONAL COSTS

Advertising and promotional expenditures decreased $0.4 million for the quarter and $1.3 million year-to-date due to a reduction in spending as a result of a more focused deployment of our marketing resources and the discontinuation of our defined portfolio business.

AMORTIZATION OF INTANGIBLES

Amortization of intangibles increased $0.6 million for the quarter and $1.2 million year-to-date due to an increase in amortization of intangible assets related to the NWQ acquisition.

ALL OTHER OPERATING EXPENSES

All other operating expenses, including occupancy and equipment costs, travel and entertainment, outside service fees, fund organization costs and other expenses increased $1.5 million for the quarter mainly as a result of the NWQ acquisition. Excluding NWQ, expenses were consistent with the same quarter of the prior year.

Year-to-date, all other operating expenses were flat, despite the addition of expenses for NWQ. Excluding NWQ, all other operating expenses declined $3.1 million due mainly to a reduction in employee related costs as a result of severance recorded in the first half of 2002 related to the discontinuation of the defined portfolio business.

NON-OPERATING INCOME/(EXPENSE)

Non-operating income/(expense) includes investment and other income and interest expense. Investment and other income is comprised primarily of dividends and interest income from investments, realized gains and losses on investments and miscellaneous income, including gain or loss on the disposal of property.

The overall increase in non-operating expense of approximately $1.2 million in the second quarter and $2.0 million year-to-date was primarily the result of an increase in net interest expense. Interest and dividend revenues declined $0.6 million in the second quarter and $1.3 million year-to-date due primarily to a decline in cash on hand as a result of the NWQ acquisition, the stock repurchase program and a reduction in yields on our invested cash. Interest expense for the quarter increased $0.8 million for the quarter and $1.1 million year-to-date compared with the prior year as a result of the debt incurred in association with the acquisition of NWQ.

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," was issued in April 2003 and is effective for contracts entered into or modified after June 30, 2003. SFAS No. 149 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. SFAS No. 149 is not expected to have a material impact on our consolidated financial statements.

SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," was issued in May 2003 and is effective for financial statements for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is not expected to have a material impact on our consolidated financial statements.

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities, " which provides new accounting guidance on when to consolidate a variable interest entity. A variable interest entity exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest. Those characteristics include the direct or indirect ability to make decisions about an entity's activities through voting rights or similar rights, the obligation to absorb the expected loss of an entity if they occur, and the right to receive the expected residual return of the entity if they occur. We do not expect that the adoption of this Interpretation will have any impact on our consolidated financial statements.

CAPITAL RESOURCES, LIQUIDITY AND FINANCIAL CONDITION

Our principal businesses are not capital intensive and, historically, we have met our liquidity requirements through cash flow generated by operations. In addition, our broker/dealer subsidiary occasionally utilizes available, uncommitted lines of credit, which approximate $120 million, to satisfy periodic, short-term liquidity needs. As of June 30, 2003, no borrowings were outstanding on these uncommitted lines of credit. In August 2000, we entered into a $250 million committed line of credit with a group of banks to ensure an ongoing liquidity source for general corporate purposes including acquisitions. This committed line is divided into two equal facilities -- one with a three-year term and one that is renewable every 364 days. The 364-day facility was renewed in both August 2001 and August 2002. At June 30, 2003, there was $130 million of debt outstanding under this revolving line of credit. This facility was scheduled to expire, and all of this debt to become due, in August of 2003. Prior to its expiration, the Company entered into a new $250 million committed line of credit with a new group of banks to replace the expiring facility. The terms of the new facility are similar to the prior facility, including its being divided into two equal facilities - one with a three-year term and one renewable every 364 days. The $130 million of debt outstanding under the prior facility at June 30, 2003, which was subsequently reduced to $125 million, is now outstanding under the new facility.

On July 31, 2002, we entered into a $250 million revolving loan agreement with our majority shareholder, The St. Paul Companies, Inc. ("St. Paul"). This loan facility carries a floating interest rate of LIBOR plus a margin of up to 0.25%. At June 30, 2003 the total amount of debt outstanding under this facility was $105 million. This facility was scheduled to expire, and all of this debt to become due, in July of 2003. It was amended prior to expiration and currently provides for no scheduled expiration date. Borrowings under this facility are now required to be repaid within 30 days of demand by St. Paul.

Options to purchase 391,122 shares of Rittenhouse non-voting Class B common stock were exercised by current and former employees on April 11, 2003 under the Rittenhouse Financial Services, Inc. 1997 Equity Incentive Award Plan. Rittenhouse accounted for these options in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." As a result of this exercise, the Company has recorded $42.5 million of minority interest on its consolidated balance sheet. The minority interest will remain in place as long as the associated shares remain outstanding. The Company has the right, but not the obligation, to repurchase the stock beginning in October 2003. In the event that the stock is repurchased, any purchase price in excess of the exercise price will be added to goodwill associated with the Company's acquisition of Rittenhouse. The Company would expect to meet its liquidity needs for any repurchase through use of available cash balances or available borrowings under credit facilities.

As part of the NWQ acquisition, key management purchased a non-controlling, member interest in NWQ Investment Management Company, LLC. The non-controlling interest of $3.0 million as of June 30, 2003, is reflected in minority interest in the consolidated balance sheet. This purchase allows management to participate in profits of NWQ above specified levels beginning January 1, 2003. During the first half of 2003, we recorded approximately $0.6 million of minority interest expense, which reflects the portion of profits, applicable to the minority interest. Beginning in 2004 and continuing through 2008, the Company has the right to purchase the non-controlling members' respective interests in NWQ.

At June 30, 2003, we held in treasury 28,187,758 shares of Class A common stock acquired in open market transactions. During the second quarter, we repurchased 282,462 Class A common shares in open market transactions. Year-to-date we have repurchased 879,662 such shares. As part of a new share repurchase program approved on August 9, 2002, we are authorized to purchase up to 7.0 million shares of common stock. As of June 30, 2003, there were 5.0 million shares remaining under this new share repurchase plan.

During the first half of 2003, we paid out dividends on common shares totaling $24.1 million, $12.0 million of which was paid in the second quarter of 2003.

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

Risks, uncertainties and other factors that pertain to our business and the effects of which may cause our assets under management, earnings, revenues, profit margins, and/or our stock price to decline include: (1) the effects of the substantial competition that we, like all market participants, face in the investment management business, including competition for continued access to the brokerage firms' retail distribution systems and "wrap fee" managed account programs where the loss of such access would cause a resulting loss of assets;
(2) the adverse effects of declines in securities markets on our assets under management and future offerings; (3) the adverse effects of increases in interest rates from their present levels on the net asset value of our assets under management that are invested in fixed income securities and the magnifying effect such increases in interest rates may have on our leveraged closed end exchange traded funds; (4) the adverse effects of poor investment performance by our managers or declining markets resulting in redemptions, loss of clients, and declines in asset values; (5) our failure to comply with contractual requirements and/or guidelines in our client relationships, which could result in losses that the client could seek to recover from us and in the client withdrawing its assets from our management; (6) the competitive pressures on the management fees we charge; (7) our failure to comply with various government regulations such as the Investment Advisers Act and the Investment Company Act of 1940 and other federal and state securities laws that impose, or may in the future impose, numerous obligations on investment firms and the Securities Exchange Act of 1934 and other federal and state securities laws and the rules of National Association of Securities Dealers that impose, or may in the future impose, numerous obligations on our broker dealer Nuveen Investments, LLC, where the failure to comply with such requirements could cause the SEC or other regulatory authorities to institute proceedings against our investment advisers and/or broker dealer and impose sanctions ranging from censure and fines to termination of an investment adviser or broker dealer's registration and otherwise prohibiting an adviser from serving as an adviser; (8) our reliance on revenues from investment management contracts that are subject to annual renewal by the independent board of trustees overseeing the related funds according to their terms; (9) the loss of key employees that could lead to loss of assets;
(10) burdensome regulatory developments; (11) the impact of recent accounting pronouncements; and (12) unforeseen developments in litigation involving the securities industry or the Company.

                          PART I. FINANCIAL INFORMATION
       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                                  JUNE 30, 2003

MARKET RISK

In addition to the various risks previously discussed in this report, we are exposed to market risk from changes in interest rates, which may adversely affect our results of operations and financial condition. In the past, we were exposed to this risk primarily in our fixed-income defined portfolio inventory and, at times, sought to minimize the risks from interest rate fluctuations through the use of derivative financial instruments. As a result of our decision to discontinue our defined portfolio product line, we no longer regularly purchase and hold for resale municipal securities and defined portfolio units. Therefore, it is no longer necessary to utilize futures contracts to minimize risk. Correspondingly, there were no open derivative financial instruments at June 30, 2003.

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

                         ITEM 4. CONTROLS AND PROCEDURES

As of June 30, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chairman and Chief Executive Officer, President, and Senior Vice President, Finance, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, the Company's Chairman and Chief Executive Officer, President, and Senior Vice President, Finance concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. In connection with management's evaluation, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended June 30, 2003 were identified that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           None.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

           None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           At the Annual Meeting of Shareholders held on May 16, 2003, the nine directors were elected for a one-year term expiring at the annual meeting to be held in 2004. The following individuals were elected directors by the vote of holders of the following number of shares of Class A and Class B Common Stock represented at the meeting, voting together as a single class:

DIRECTOR                           FOR                WITHHELD            BROKER NON-VOTE
--------                           ---                --------            ---------------
Timothy R. Schwertfeger         85,339,600            5,147,493                 0
John P. Amboian                 90,146,833              340,260                 0
Willard L. Boyd                 89,329,703            1,157,390                 0
W. John Driscoll                89,328,663            1,158,430                 0
Duane R. Kullberg               89,345,347            1,141,746                 0
Roderick A. Palmore             89,332,489            1,154,604                 0

           The following individuals were elected as Class B directors by the vote of holders of the following number of shares of Class B Common Stock represented at the meeting, voting as a separate class:

CLASS B DIRECTOR                   FOR                WITHHELD            BROKER NON-VOTE
----------------                   ---                --------            ---------------
Jay S. Fishman                  73,325,214                0                     0
Thomas A. Bradley               73,325,214                0                     0
William H. Heyman               73,325,214                0                     0

           The proposal to ratify the selection of KPMG LLP as independent auditors for the Company was approved by a vote of 89,809,536 shares in favor, 629,438 shares opposed and 48,119 shares abstaining.

ITEM 5.    OTHER INFORMATION

           The next annual shareholder meeting for Nuveen Investments, Inc. has been set for Friday, May 14, 2004 in Chicago, Illinois.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

         a)       Exhibits

                  Certain of the following exhibits, as indicated parenthetically, were previously filed as exhibits to registration statements or reports filed by the Company with the Commission and are incorporated herein by reference to such statements or reports and made a part hereof. Exhibit numbers which are identified with an asterisk (*) have such documents filed herewith. See exhibit index on page E-1.

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

                  3.3 Amendment to Restated Certificate of Incorporation of the Company (Exhibit 3.1(b) to the Company's Form 10-K for year ended December 31, 2002).

                  3.4 Certificate of Ownership and Merger (Exhibit 3.1(c) to the Company's Form 10-K for year ended December 31, 2002).

                  3.5      Amended and Restated By-Laws of the Company (Exhibit
                           3.2 to the Company's Form 10-K for year ended December 31, 1993).

                  10.1* Investment Management Agreement and Expense Reimbursement Agreement between Nuveen Preferred and Convertible Income Fund 2 and Nuveen Institutional Advisory Corp.

                  10.2* Investment Sub-Advisory Agreement between Nuveen Institutional Advisory Corp., as investment manager of Nuveen Preferred and Convertible Income Fund 2, and Spectrum Asset Management, Inc.

                  10.3* Investment Sub-Advisory Agreement between Nuveen Institutional Advisory Corp., as investment manager of Nuveen Preferred and Convertible Income Fund 2, and Froley, Revy Investment Co., Inc.

                  10.4* Amendment to Revolving Loan Agreement, dated as of July 15, 2003, between The St. Paul Companies, Inc. and the Company.

                  31.1* Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

                  31.2* Certification of President pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

                  31.3* Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

                  32.1* Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

                  32.2* Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         b)       Reports on Form 8-K

                  On April 16, 2003, a report on Form 8-K relating to the Company's April 15, 2003 press release was filed with the Securities and Exchange Commission. The press release announced the Company's first quarter 2003 earnings results.

                  On July 15, 2003, a report on Form 8-K relating to the Company's July 15, 2003 press release was filed with the Securities and Exchange Commission. The press release announced the Company's second quarter 2003 earnings results.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NUVEEN INVESTMENTS, INC.
                                          (Registrant)

DATE: August 13, 2003                     By /s/ John P. Amboian
                                          -------------------------------------
                                          John P. Amboian
                                          President

DATE: August 13, 2003                     By /s/ Margaret E. Wilson
                                          -------------------------------------
                                          Margaret E. Wilson
                                          Senior Vice President, Finance
                                          (Principal Financial and Accounting
                                          Officer)

                                  EXHIBIT INDEX

EXHIBIT NO.                                              DESCRIPTION
-----------                                              -----------
   10.1           Investment Management Agreement and Expense Reimbursement Agreement between Nuveen Preferred and
                  Convertible Income Fund 2 and Nuveen Institutional Advisory Corp.

   10.2           Investment Sub-Advisory Agreement between Nuveen Institutional Advisory Corp., as investment manager of Nuveen Preferred and Convertible Income Fund 2, and Spectrum Asset Management, Inc.

   10.3           Investment Sub-Advisory Agreement between Nuveen Institutional Advisory Corp., as investment manager of Nuveen Preferred and Convertible Income Fund 2, and Froley, Revy Investment Co., Inc.

   10.4           Amendment to Revolving Loan Agreement, dated as of July 15, 2003, between The St. Paul Companies,
                  Inc. and the Company.

   31.1           Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

   31.2           Certification of President pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

   31.3           Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) of the
                  Securities Exchange Act of 1934.

   32.1           Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

   32.2           Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.