Form 10-Q
period 2003-09-30
NUVEEN INVESTMENTS INC
filed 2003-11-13
CIK 885708

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2003

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

         At November 7, 2003, there were 92,621,072 shares of the Company's Common Stock outstanding, consisting of 19,295,858 shares of Class A Common Stock, $.01 par value, and 73,325,214 shares of Class B Common Stock, $.01 par value.

                            NUVEEN INVESTMENTS, INC.

                                TABLE OF CONTENTS

                                                                              Page No.
                                                                              --------
PART I. FINANCIAL INFORMATION

   ITEM 1. FINANCIAL STATEMENTS

        Consolidated Balance Sheets (Unaudited),
             September 30, 2003 and December 31, 2002                             3

        Consolidated Statements of Income (Unaudited),
             Three Months Ended September 30, 2003 and 2002
             Nine Months Ended September 30, 2003 and 2002                        4

        Consolidated Statement of Changes in Common Stockholders'
             Equity (Unaudited), Nine Months Ended September 30, 2003             5

        Consolidated Statements of Cash Flows (Unaudited),
             Nine Months Ended September 30, 2003 and 2002                        6

        Notes to Consolidated Financial Statements
             (Unaudited)                                                          7

   ITEM 2

        Management's Discussion and Analysis of
             Financial Condition and Results of Operations                       14

   ITEM 3

        Quantitative and Qualitative Disclosures About Market Risk               24

   ITEM 4

        Controls and Procedures                                                  24

PART II. OTHER INFORMATION

   Item 1 through Item 6                                                         25

   Signatures                                                                    27

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                            NUVEEN INVESTMENTS, INC.

                           CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                     SEPTEMBER 30,   DECEMBER 31,
                                                                                                         2003            2002
                                                                                                     ------------    ------------
ASSETS
Cash and cash equivalents                                                                            $    174,436    $     70,480
Management and distribution fees receivable                                                                54,482          54,105
Other receivables                                                                                          16,630          13,790
Furniture, equipment, and leasehold improvements, at cost less accumulated depreciation
      and amortization of $42,716 and $38,526, respectively                                                30,978          31,279
Other investments                                                                                          67,358          58,918
Goodwill                                                                                                  523,613         511,851
Other intangible assets, net of accumulated amortization of $9,332 and $5,426, respectively                59,818          63,724
Other assets                                                                                               39,370          36,895
                                                                                                     ------------    ------------
                                                                                                     $    966,685    $    841,042
                                                                                                     ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
      Notes payable                                                                                  $    304,001    $    305,000
      Accrued compensation and other expenses                                                              56,510          56,619
      Deferred compensation                                                                                30,199          27,976
      Deferred income tax liability, net                                                                   24,478          12,083
      Other liabilities                                                                                    56,865          50,538
                                                                                                     ------------    ------------
            Total liabilities                                                                             472,053         452,216
                                                                                                     ------------    ------------

Minority interest                                                                                          46,650           3,063

Common stockholders' equity:
      Class A Common stock, $.01 par value;  160,000,000 shares authorized;                                   476             476
            47,586,266 shares issued
      Class B Common stock, $.01 par value;  80,000,000 shares authorized;                                    733             733
            73,325,214 shares issued
      Additional paid-in capital                                                                          165,732         155,188
      Retained earnings                                                                                   749,411         688,325
      Unamortized cost of restricted stock awards                                                            (131)           (748)
      Accumulated other comprehensive loss                                                                 (4,249)         (4,859)
                                                                                                     ------------    ------------
                                                                                                          911,972         839,115
      Less common stock held in treasury, at cost (28,198,008 and 28,184,996 shares, respectively)       (463,990)       (453,352)
                                                                                                     ------------    ------------
      Total common stockholders' equity                                                                   447,982         385,763
                                                                                                     ------------    ------------
                                                                                                     $    966,685    $    841,042
                                                                                                     ============    ============

See accompanying notes to consolidated financial statements.

                            NUVEEN INVESTMENTS, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                                    UNAUDITED
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                     SEPTEMBER 30,               SEPTEMBER 30,
                                                               ------------------------    ------------------------
                                                                  2003          2002          2003          2002
                                                               ----------    ----------    ----------    ----------
Operating revenues:
       Investment advisory fees from assets under management   $  103,479    $   91,013    $  297,770    $  262,225
       Underwriting and distribution of investment products         2,169         2,839         7,031         9,376
       Performance fees/other revenue                              15,179         8,554        23,670        13,762
                                                               ----------    ----------    ----------    ----------
            Total operating revenues                              120,827       102,406       328,471       285,363

Operating expenses:
       Compensation and benefits                                   36,711        27,343        94,654        71,913
       Advertising and promotional costs                            2,834         3,065         8,485        10,032
       Occupancy and equipment costs                                4,732         4,843        14,556        13,016
       Amortization of intangible assets                            1,302         1,183         3,906         2,594
       Travel and entertainment                                     1,955         2,026         5,691         6,139
       Outside services                                             2,008         2,306         5,823         6,497
       Other operating expenses                                     8,410         7,217        21,689        21,373
                                                               ----------    ----------    ----------    ----------
            Total operating expenses                               57,952        47,983       154,804       131,564

Operating income                                                   62,875        54,423       173,667       153,799

Net interest expense and other income/(expense)                    (1,816)       (2,310)       (3,713)       (2,244)
                                                               ----------    ----------    ----------    ----------

Income before taxes                                                61,059        52,113       169,954       151,555

Income taxes                                                       23,691        20,105        65,942        59,106
                                                               ----------    ----------    ----------    ----------

Net income                                                     $   37,368    $   32,008    $  104,012    $   92,449
                                                               ==========    ==========    ==========    ==========

Average common and common equivalent shares outstanding:
       Basic                                                       92,773        93,312        92,605        94,205
                                                               ==========    ==========    ==========    ==========

       Diluted                                                     96,296        96,878        95,924        98,529
                                                               ==========    ==========    ==========    ==========

Earnings per common share:
       Basic                                                   $     0.40    $     0.34    $     1.12    $     0.98
                                                               ==========    ==========    ==========    ==========

       Diluted                                                 $     0.39    $     0.33    $     1.08    $     0.94
                                                               ==========    ==========    ==========    ==========

See accompanying notes to consolidated financial statements.

                            NUVEEN INVESTMENTS, INC.
        CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY
                                    UNAUDITED
                                 (IN THOUSANDS)

                                      CLASS A    CLASS B    ADDITIONAL
                                      COMMON     COMMON      PAID-IN     RETAINED
                                       STOCK      STOCK      CAPITAL     EARNINGS
                                    ----------  ----------  ----------  ----------
Balance at December 31, 2002        $      476  $      733  $  155,188  $  688,325
  Net income                                                               104,012
  Cash dividends paid                                                      (37,980)
  Amortization of restricted
       stock awards
  Purchase of treasury stock
  Exercise of stock options                                                 (4,995)
  Issuance of restricted stock                                                  49
  Tax benefit of options exercised                              10,544
  Other
                                    ----------  ----------  ----------  ----------
Balance at September 30, 2003       $      476  $      733  $  165,732  $  749,411
                                    ==========  ==========  ==========  ==========

                                     UNAMORTIZED    ACCUMULATED
                                       COST OF         OTHER
                                     RESTRICTED    COMPREHENSIVE    TREASURY
                                    STOCK AWARDS   INCOME/(LOSS)      STOCK       TOTAL
                                    ------------   -------------   ----------   ----------
Balance at December 31, 2002        $       (748)  $      (4,859)  $ (453,352)  $  385,763
  Net income                                                                       104,012
  Cash dividends paid                                                              (37,980)
  Amortization of restricted
       stock awards                          747                                       747
  Purchase of treasury stock                                          (30,674)     (30,674)
  Exercise of stock options                                            19,955       14,960
  Issuance of restricted stock              (130)                          81           -
  Tax benefit of options exercised                                                  10,544
  Other                                                      610                       610
                                    ------------   -------------   ----------   ----------
Balance at September 30, 2003       $       (131)  $      (4,249)  $ (463,990)  $  447,982
                                    ============   =============   ==========   ==========

See accompanying notes to consolidated financial statements.

                            NUVEEN INVESTMENTS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                 (IN THOUSANDS)

                                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                                                             -------------------------------
                                                                                   2003          2002
                                                                                ----------    ----------
Cash flows from operating activities:
     Net income                                                                 $  104,012    $   92,449
     Adjustments to reconcile net income to net cash
         provided from operating activities:
            Deferred income taxes                                                   11,054         6,897
            Depreciation of office property and equipment                            5,727         5,367
            Amortization of intangible assets                                        3,906         2,594
            Amortization of debt related costs, net (see Notes 7 & 8)                    3             -
     Net (increase) decrease in assets:
            Management and distribution fees receivable                               (377)       17,117
            Other receivables                                                       (2,840)        2,796
            Other assets                                                              (821)       14,585
     Net increase (decrease) in liabilities:
            Accrued compensation and other expenses                                   (109)       (1,726)
            Deferred compensation                                                    2,223          (673)
            Security purchase obligations                                                -          (739)
            Other liabilities                                                        4,372        14,861
     Other                                                                          11,062        18,233
                                                                                ----------    ----------
                          Net cash provided from operating activities              138,212       171,761
                                                                                ----------    ----------

Cash flows from financing activities:
     Proceeds from notes payable                                                   300,000       250,000
     Repayment of notes payable                                                   (305,000)     (128,000)
     Net private placement related items (see Notes 7 & 8)                             101             -
     Dividends paid                                                                (37,980)      (35,013)
     Proceeds from stock options exercised                                          14,960        27,080
     Proceeds from Rittenhouse stock options exercised                              42,474        40,504
     Repurchase of Rittenhouse stock                                                     -       (45,036)
     Acquisition of treasury stock                                                 (30,674)     (133,481)
                                                                                ----------    ----------
                          Net cash used for financing activities                   (16,119)      (23,946)
                                                                                ----------    ----------

Cash flows from investing activities:
     NWQ acquisition, net of cash received and liability due to Old Mutual               -      (156,653)
     Net purchase of office property and equipment                                  (6,045)       (5,432)
     Proceeds from sales of investment securities                                      417         1,378
     Purchases of investment securities                                             (1,821)       (1,614)
     Contingent consideration for Symphony acquisition                              (7,932)            -
     Other                                                                          (2,756)       (1,071)
                                                                                ----------    ----------
                          Net cash used for investing activities                   (18,137)     (163,392)
                                                                                ----------    ----------

Increase/(decrease) in cash and cash equivalents                                   103,956       (15,577)

Cash and cash equivalents:
     Beginning of year                                                              70,480        83,659
                                                                                ----------    ----------
     End of period                                                              $  174,436    $   68,082
                                                                                ----------    ----------

Supplemental Information:
     Taxes paid                                                                 $   41,730    $   33,332
     Interest paid                                                              $    5,050    $    4,297

See accompanying notes to consolidated financial statements.

                            NUVEEN INVESTMENTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2003

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

The following table sets forth a reconciliation of net income and the weighted average common shares used in the basic and diluted earnings per share computations for the three-month and nine-month periods ended September 30, 2003 and September 30, 2002.

    In thousands,                                        For the three months ended
except per share data                     September 30, 2003                   September 30, 2002
--------------------------------   ---------------------------------   ---------------------------------
                                      Net                  Per-share     Net                   Per-share
                                    income       Shares     amount      income       Shares     amount
                                   ---------   ---------   ---------   ---------   ---------   ---------
Net income                         $  37,368                           $  32,008
Less:  Preferred stock dividends           -                                   -
                                   ---------                           ---------
Basic EPS                             37,368      92,773   $    0.40      32,008      93,312   $    0.34
  Dilutive effect of:
     Restricted stock                      -         466                       -         463
     Employee stock options                -       3,057                       -       2,691
     Assumed conversion of
           preferred stock                 -           -                       -         412
                                   ---------      ------               ---------      ------
Diluted EPS                        $  37,368      96,296   $    0.39   $  32,008      96,878   $    0.33

    In thousands,                                        For the nine months ended
except per share data                     September 30, 2003                   September 30, 2002
--------------------------------   ---------------------------------   ---------------------------------
                                      Net                  Per-share     Net                   Per-share
                                    income       Shares     amount      income       Shares     amount
                                   ---------   ---------   ---------   ---------   ---------   ---------
Net income                         $ 104,012                           $  92,449
Less:  Preferred stock dividends           -                                (141)
                                   ---------                           ---------
Basic EPS                            104,012      92,605   $    1.12      92,308      94,205   $    0.98
  Dilutive effect of:
     Restricted stock                      -         465                       -         400
     Employee stock options                -       2,854                       -       3,374
     Assumed conversion of
           preferred stock                 -           -                     141         550
                                   ---------      ------               ---------      ------
Diluted EPS                        $ 104,012      95,924   $    1.08   $  92,449      98,529   $    0.94

Options to purchase 2,170,000 and 5,149,800 shares of the Company's common stock were outstanding at September 30, 2003 and 2002, respectively, but were not included in the computation of diluted earnings per share because the options' respective weighted average exercise prices of $27.50 and $27.21 per share, respectively, were greater than the average market price of the Company's common shares during the applicable period.

NOTE 3 NET CAPITAL REQUIREMENT

Nuveen Investments, LLC, the Company's wholly owned broker/dealer subsidiary, is subject to the Securities and Exchange Commission Rule 15c3-1, the "Uniform Net Capital Rule," which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, as these terms are defined in the Rule, shall not exceed 15 to 1. At September 30, 2003, Nuveen Investments, LLC's net capital ratio was 1.48 to 1 and its net capital was $21,001,439, which was $18,930,918 in excess of the required net capital of $2,070,521.

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

The following table presents unaudited actual results of operations for the three-month and nine-month periods ended September 30, 2003 and unaudited pro-forma information for the three-month and nine-month periods ended September 30, 2002. The unaudited pro-forma information as of September 30, 2002 reflects a summary of the consolidated results of operations of Nuveen Investments and NWQ as if the NWQ acquisition had occurred on January 1, 2002.

                                   Actual              Pro-Forma
In thousands, except per     Three Months Ended    Three Months Ended
       share data            September 30, 2003    September 30, 2002
                             ------------------    ------------------
Revenues                          $120,827              $105,476
Net Income                        $ 37,368              $ 32,698
Earnings per common share
(diluted)                         $   0.39              $   0.34

                                   Actual              Pro-Forma
In thousands, except per     Nine Months Ended      Nine Months Ended
       share data            September 30, 2003    September 30, 2002
                             ------------------    ------------------
Revenues                          $328,471              $305,960
Net Income                        $104,012              $ 94,278
Earnings per common share
(diluted)                         $   1.08              $   0.96

NOTE 5 GOODWILL AND INTANGIBLE ASSETS

The following table presents a reconciliation of activity in the balance of goodwill from December 31, 2002 to September 30, 2003 presented on our consolidated balance sheets (in thousands):


Goodwill
--------
Balance at December 31, 2002                          $511,851
    Symphony acquisition - contingent consideration     11,762
                                                      --------
Balance at September 30, 2003                         $523,613
                                                      --------

In compliance with the provisions of SFAS No. 142, we completed our annual goodwill impairment test and our results indicated that, as of May 31, 2003, there was no indication of potential impairment of goodwill.

The following table presents gross carrying amounts and accumulated amortization amounts for intangible assets presented on our consolidated balance sheets at September 30, 2003 and December 31, 2002 (in thousands):

                                        At September 30, 2003        At December 31, 2002
                                       ------------------------    ------------------------
                                        Gross                       Gross
                                       Carrying     Accumulated    Carrying     Accumulated
Amortizable Intangible Assets           Amount     Amortization     Amount     Amortization
-----------------------------          --------    ------------    --------    ------------
Various previous acquisitions          $    459      $    459      $    459      $    459
Symphony-
    Customer relationships               43,800         4,890        43,800         3,223
    Internally developed software         1,622           701         1,622           458
    Favorable lease                         369           314           369           226
NWQ customer contracts                   22,900         2,968        22,900         1,060
                                       --------      --------      --------      --------
        Total                          $ 69,150      $  9,332      $ 69,150      $  5,426
                                       --------      --------      --------      --------

The projected amortization for the next five years is approximately $1.3 million for the remaining three months of 2003, and annual amortization of $5.1 million for each of 2004 and 2005, $5.0 million for 2006, and $4.8 million for 2007.

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

                                             Three Months Ended             Nine Months Ended
                                           -----------------------       -----------------------
                                                 September 30                  September 30
                                           -----------------------       -----------------------
                                             2003           2002           2003           2002
                                           --------       --------       --------       --------
Net income, as reported                    $ 37,368       $ 32,008       $104,012       $ 92,449

Deduct:  Total stock-based employee
compensation expense determined under
fair value based method for all
awards, net of related tax effects           (2,542)        (2,349)        (7,711)        (6,714)
                                           --------       --------       --------       --------

Pro forma net income                       $ 34,826       $ 29,659       $ 96,301       $ 85,735

Earnings per common share:
    Basic - as reported                    $   0.40       $   0.34       $   1.12       $   0.98
    Basic - pro forma                      $   0.38       $   0.32       $   1.04       $   0.91

    Diluted - as reported                  $   0.39       $   0.33       $   1.08       $   0.94
    Diluted - pro forma                    $   0.36       $   0.31       $   1.00       $   0.87

NOTE 7 NOTES PAYABLE

On September 19, 2003, the Company issued $300 million of senior unsecured notes (the "private placement debt"). These notes mature on September 19, 2008 and carry a fixed coupon rate of 4.22%, payable semi-annually every March 19 and September 19. These notes, which were issued at 100% of par, are unsecured, and are prepayable at any time in whole or in part. In the event of prepayment, the Company will pay an amount equal to par plus accrued interest plus a "make-whole premium," if applicable. Proceeds from the private placement debt were used to refinance existing debt and for general corporate purposes.

Given the volatility of Treasury bond yields prior to the anticipated pricing date (i.e., the date when the fixed coupon rate would be set), the Company entered into a series of rate lock transactions. The purpose of the treasury rate lock was to hedge against the risk that interest rates would rise prior to the pricing date. The prevailing treasury rate had declined by the time the private placement debt was priced and the rate lock transactions were settled for a payment by the Company of $1.5 million (See Note 8). The loss on settlement of these transactions is being amortized over the term of the private placement debt, resulting in an increase in interest expense above the fixed rate of 4.22%.

In order to take advantage of the steepness of the yield curve after the private placement debt was priced, the Company entered into several interest rate swap transactions. Subsequently, the spread between floating and fixed rates narrowed and these interest rate swap transactions were terminated and settled for a payment to the Company of $3.2 million. This gain on settlement is being amortized over the term of the private placement debt, effectively reducing interest expense.

Given continued interest rate volatility, the Company decided to enter into a new set of interest rate swap transactions in late September when spreads widened again. These interest rate swap transactions, under which the Company agrees to pay variable rates of interest, hedge only a portion ($150 million) of the $300 million in fixed-rate private placement debt. The fair value of these interest rate swap transactions as of September 30, 2003 was $2.4 million. These interest rate swaps reduced our interest rate on fifty percent of the private placement debt from the fixed rate of 4.22% to a floating rate of 1.77% for the period ended September 30, 2003.

In addition to the $300 million in private placement debt, notes payable at September 30, 2003 on the consolidated balance sheet includes the unamortized gain of $3.2 million related to the terminated interest rate swaps and the fair value of the open interest rate swaps of $2.4 million. Also included as a reduction in notes payable at September 30, 2003 is $1.5 million in unamortized private placement debt issuance costs. These costs are being amortized over the term of the private placement debt.

In addition to the private placement debt, the Company has lines of credit with a group of banks and a revolving loan agreement with its majority shareholder, The St. Paul Companies Inc. ("St. Paul"). The line of credit is a revolving credit line of $250 million, entered into on August 7, 2003. This committed line is divided into two equal facilities-- one with a three-year term that expires in August 2006 and one that is renewable every 364 days that expires in August 2004. Proceeds from borrowings under this facility may be used for fulfilling day to day cash requirements and general corporate purposes including acquisitions, share repurchases and asset purchases. The rate of interest payable under the agreement is, at the Company's option, a function of one of various floating rate indices. The agreement requires the Company to pay a facility fee at an annual rate of 0.12% of the committed amount for the three-year facility and 0.12% of the committed amount for the 364-day facility. As of September 30, 2003, there were no amounts outstanding under these lines of credit. For the nine-month periods ended September 30, 2003 and 2002, the weighted-average interest rate on the committed lines was 1.49% and 2.07%, respectively, for the three-year facility and 1.49% and 2.08%, respectively, for the 364-day facility.

The revolving loan agreement with St. Paul was entered into on July 31, 2002. At that time, Nuveen Investments borrowed the total amount available under the $250 million agreement. This loan facility was originally set to expire on July 15, 2003, however it was amended prior to this expiration date to provide for no scheduled expiration date, but to specify that borrowings would be required to be repaid within 30 days demand by St. Paul. During March 2003, the Company paid down $145 million of the total debt that was outstanding under the St. Paul debt facility. The remaining balance of $105 million was repaid on September 19, 2003. This loan facility carried a floating interest rate of LIBOR plus a margin of up to 0.25%. For the nine months ended September 30, 2003 and September 30, 2002, the weighted average annual interest rate on the St. Paul debt facility was 1.51% and 2.07%, respectively.

NOTE 8 DERIVATIVE FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133" and further amended by SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," states that, unless a derivative qualifies as a hedge, the gain or loss from a derivative instrument must be recorded currently into earnings. Under SFAS No. 133, three types of hedges are recognized: fair value hedges, cash flow hedges, and hedges of a corporation's net investments in foreign operations.

Fair value hedges. An entity may designate a derivative instrument as hedging the exposure to changes in the fair value (market value) of financial assets or liabilities. For example, a fixed rate bond's market value changes when prevailing market interest rates change. Hedging the fixed-rate bond's price risk with a derivative would be considered a fair value hedge.

Cash flow hedges. An entity may also designate a derivative instrument as hedging the exposure to variability in expected future cash flows that is attributable to a particular risk. That exposure may be associated with an existing recognized asset or liability or a forecasted transaction.

As discussed in Note 7, in anticipation of the private placement debt issuance, the Company entered into a series of treasury rate lock transactions with an aggregate notional amount of $100 million. These treasury rate locks are accounted for as cash-flow hedges, as they hedged against the variability in future projected interest payments on the then-forecasted issuance of fixed rate debt (the private placement debt) attributable to changes in interest rates. The prevailing treasury rates had declined by the time of the private placement debt issuance and the locks were settled for a payment by the Company of $1.5 million. The Company has recorded this loss in "Accumulated Other Comprehensive Income/(Loss)" in the accompanying consolidated balance sheet, as the treasury rate locks were considered highly effective for accounting purposes in mitigating the interest rate risk on the forecasted debt issuance. Amounts accumulated in other comprehensive loss will be reclassified into earnings commensurate with the recognition of the interest expense on the newly issued debt.

Also as discussed in Note 7, during the three months ended September 30, 2003, the Company entered into a series of interest rate swap transactions. First, the Company entered into forward-starting interest rate swap agreements (the "Agreements") as hedges against changes in a portion of the fair value of the anticipated private placement debt. The aggregate notional amount of the Agreements was $150 million. Under the Agreements, payments were to be exchanged at specified intervals based on fixed and floating interest rates. All of the interest rate swap transactions were designated as fair value hedges to mitigate the changes in fair value of the hedged portion (one-half of the total firm commitment of $300 million for the private placement debt that closed on September 19, 2003). Prior to the close of the private placement debt on September 19, 2003, the Agreements were terminated. The cancellation of these interest rate swap transactions resulted in a total gain to the Company of $3.2 million. In accordance with accounting principles generally accepted in the United States of America, this gain is being amortized over the term of the private placement debt.

Later in September 2003, the Company entered into another set of interest rate swap transactions with an aggregate notional amount of $150 million. These interest rate swap transactions, under which the Company agrees to pay variable rates of interest, are designated as fair value hedges to mitigate changes in the fair value of the hedged portion ($150 million) of the fixed-rate private placement debt. The fair value of these interest rate swap transactions as of September 30, 2003 was $2.4 million and is reflected in "Other Assets" on the accompanying consolidated balance sheet, with a corresponding increase in "Notes Payable" representing the change in fair value of the fixed rate debt. The fair value adjustment had no earnings impact since the interest rate swaps are considered highly effective for accounting purposes in eliminating the interest rate risk of the fixed rate debt they are hedging.

Finally, the Company holds stock purchase warrants of the National Association of Securities Dealers ("NASD"), received in connection with our purchase of NASD common stock. These stock purchase warrants are considered to be derivatives, but are not designated as hedges. These warrants are carried at a market value of $3,885 and are included in "Other investments" on the accompanying consolidated balance sheets. For the nine months ended September 30, 2003, the Company has recorded approximately $16,000 of losses into income from continuing operations relating to the change in the market value of these derivatives during this period.

NOTE 9 RELATED PARTY TRANSACTIONS

On June 30, 2002, the Company made a loan of approximately $2.1 million to one of Symphony's prior owners, Maestro LLC. The members of Maestro LLC are also employees of Symphony. This uncollateralized, interest-bearing loan is payable on or before December 31, 2006 and carries an interest rate equal to the Applicable Federal Rate published by the Secretary of the Treasury (as of September 2003, the applicable interest rate was 3.43% per annum). Any 5-year contingent consideration payments required to be made by the Company relating to the Symphony acquisition may be used to offset this loan obligation. The 5-year contingent consideration amount earned for the three months ended September 30, 2003 of $760,454 has been used to offset a portion of this loan obligation. As of September 30, 2003 and December 31, 2002, the remaining note receivable of approximately $1.4 million and $2.1 million, respectively, is included in other assets on our consolidated balance sheets.

NOTE 10 SUBSEQUENT EVENTS

Options to purchase 391,122 shares of Rittenhouse Asset Management, Inc. ("Rittenhouse"), a subsidiary of the Company, non-voting Class B common stock were exercised by current and former employees on April 11, 2003 under the Rittenhouse 1997 Equity Incentive Award Plan. Rittenhouse accounted for these options in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." As a result of this exercise, the Company recorded $42.5 million of minority interest on our consolidated balance sheets at September 30, 2003. The stock was repurchased on October 13, 2003, thereby eliminating the minority interest position. Purchase price in excess of the exercise price in the amount of $11.1 million was recorded as goodwill.

                          PART I. FINANCIAL INFORMATION
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                               SEPTEMBER 30, 2003

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

RELEVANT EVENTS

The following events reported in our 2002 annual report are relevant to the interpretation of our third quarter and year-to-date 2003 results:

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

SUMMARY OF OPERATING RESULTS

The table presented below highlights the results of our operations for the three-month and nine-month periods ended September 30, 2003 and 2002:

FINANCIAL RESULTS SUMMARY
COMPANY OPERATING STATISTICS
($ in millions except per share amounts)

                                        For the third quarter of        For the first nine months of
                                       2003       2002     % change      2003       2002     % change
                                     --------   --------   --------    --------   --------   --------
Gross sales of investment products   $  4,404   $  4,744      (7)      $ 14,024   $ 11,454      23
Net flows of investment products        2,085      2,655     (21)         7,278      5,123      42
Assets under management(1)(2)          90,059     76,928      17         90,059     76,928      17
Operating revenues                      120.8      102.4      18          328.5      285.4      15
Operating expenses                       58.0       48.0      21          154.8      131.6      18
Net income                               37.4       32.0      17          104.0       92.4      13
Basic earnings per share(3)              0.40       0.34      18           1.12       0.98      14
Diluted earnings per share(3)            0.39       0.33      18           1.08       0.94      15
Dividends per share(3)                   0.15       0.13      15           0.41       0.37      11

(1) At period end.

(2) Excludes defined portfolio assets under surveillance.

(3) The prior period has been adjusted to reflect the 2-for-1 stock split that occurred in June of 2002.

Gross sales of investment products for the three-month and nine-month periods ended September 30, 2003 and 2002 are shown below:

GROSS INVESTMENT PRODUCT SALES
(in millions)

                                THREE MONTHS ENDED    NINE MONTHS ENDED
                                   SEPTEMBER 30,        SEPTEMBER 30,
                                 2003       2002       2003       2002
                               --------   --------   --------   --------
Managed Assets:
   Exchange-Traded Funds       $  1,299   $  2,378   $  5,824   $  4,947
   Mutual Funds                     348        469      1,179      1,127
   Managed Accounts               2,757      1,897      7,021      5,186
                               --------   --------   --------   --------
        Total Managed Assets      4,404      4,744     14,024     11,260
Defined Portfolios                    -          -          -        194
                               --------   --------   --------   --------
             Total             $  4,404   $  4,744   $ 14,024   $ 11,454
                               ========   ========   ========   ========

Gross sales of investment products in the third quarter were $4.4 billion, a decline of 7% versus the same quarter of the prior year. During the quarter we raised almost $300 million with our first exchange-traded fund that blends debt and equity investment strategies. The leveraging of our successful second quarter 2003 preferred and convertible income exchange-traded fund offering added an additional $1.0 billion in assets. The combined sales of common and preferred shares for the quarter of $1.3 billion was less than the combined sales in the same quarter of the prior year in which we had two initial public offerings. Sales of our mutual fund products declined 26%, driven by declines in both municipal and equity and income fund sales. Managed account sales increased 45% due mainly to an increase in value equity account sales. A portion of the increase was due to a full three months of sales in the third quarter of 2003 versus only two months in 2002 as a result of the timing of the NWQ acquisition. However, excluding the impact of the extra month, value equity account sales increased 79% for the quarter. Partially offsetting the increase in value equity account sales was a decline in sales on our growth equity accounts.

Year-to-date sales increased $2.6 billion over the prior year, driven by an increase in sales across all product categories, most notably in exchange-traded funds and managed accounts. Combined, the two preferred and convertible income exchange-traded funds offered this year raised over $5 billion in new assets and our diversified dividend and income fund contributed $0.3 billion. The leveraging of our fourth quarter 2002 fund offerings raised an additional $0.4 billion. This is an increase of $1.0 billion versus the first nine-months of 2002. Mutual fund sales increased 5% year-to-date primarily due to an increase in municipal mutual fund sales. Year-to-date managed account sales increased $1.8 billion driven mainly by the addition of NWQ value account sales. Excluding the impact of the NWQ acquisition, managed account sales declined $0.7 billion as increased fixed-income sales did not offset the decline in sales of growth equity accounts.

Net flows (equal to sales, reinvestments and exchanges less redemptions) of investment products for the three-month and nine-month periods ended September 30, 2003 and 2002 are shown below:

NET FLOWS
(in millions)

                                THREE MONTHS ENDED     NINE MONTHS ENDED
                                   SEPTEMBER 30,         SEPTEMBER 30,
                                 2003        2002       2003       2002
                               --------    --------   --------   --------
Managed Assets:
   Exchange-Traded Funds       $  1,305    $  2,383   $  5,842   $  4,965
   Mutual Funds                     (66)        151        129         80
   Managed Accounts                 846         121      1,307       (116)
                               --------    --------   --------   --------
        Total Managed Assets      2,085       2,655      7,278      4,929
Defined Portfolios                    -           -          -        194
                               --------    --------   --------   --------
             Total             $  2,085    $  2,655   $  7,278   $  5,123
                               ========    ========   ========   ========

Net flows were $2.1 billion for the quarter and $7.3 billion year-to-date. Very strong net flows from municipal managed accounts and taxable fixed-income exchange-traded funds, together with positive flows from value-oriented equity managed accounts more than offset net outflows from growth equity and alternative investment managed accounts.

The following table summarizes net assets under management:

NET ASSETS UNDER MANAGEMENT(1)
(in millions)

                                    SEPTEMBER 30,   DECEMBER 31,    SEPTEMBER 30,
                                        2003            2002            2002
                                      --------        --------        --------
Exchange-Traded Funds                 $ 46,131        $ 39,944        $ 38,523
Mutual Funds                            12,043          11,849          11,866
Managed Accounts - Retail               22,985          19,403          18,753
Managed Accounts - Institutional         8,900           8,523           7,786
                                      --------        --------        --------
     Total                            $ 90,059        $ 79,719        $ 76,928
                                      ========        ========        ========

(1) Excludes defined portfolio product assets under surveillance

Assets under management rose $13.1 billion or 17% since the end of the third quarter of the prior year. Positive drivers in this period were net flows ($9.5 billion) and equity market appreciation ($3.6 billion). Assets under management grew $10.3 billion or 13% since the end of the prior year, driven by positive net flows ($7.3 billion) and market appreciation ($3.0 billion) on both our stock and bond assets under management.

Investment advisory fee income, net of sub-advisory fees and expense reimbursements, is shown in the following table:

INVESTMENT ADVISORY FEES
(in thousands)

                                THREE MONTHS ENDED          NINE MONTHS ENDED
                                   SEPTEMBER 30,               SEPTEMBER 30,
                                2003          2002          2003          2002
                              --------      --------      --------      --------
Mutual Funds                  $ 15,357      $ 15,105      $ 45,663      $ 44,511
Exchange-Traded Products        56,797        49,101       163,254       140,413
Managed Accounts                31,325        26,807        88,853        77,301
                              --------      --------      --------      --------
     Total                    $103,479      $ 91,013      $297,770      $262,225
                              ========      ========      ========      ========

Advisory fees increased 14% for the quarter driven by higher asset levels across all categories. An extra month of NWQ advisory fees drove a portion of the increase, however, excluding the impact of the extra month, advisory fees still increased 10%. Driving the increase was a 16% increase in fees on exchange-traded funds as a result of assets raised during the preceding twelve months. Fees on municipal and value equity managed accounts also increased substantially, as a result of an overall increase in assets managed. Partially offsetting these increases was a decline in fees on equity growth managed accounts as a result of a decline in assets under management.

Advisory fees increased 13% year-to-date driven partially by the timing of the NWQ acquisition. Excluding the timing impact of the NWQ acquisition, advisory fees grew 5% as increases in advisory fees on exchange-traded products, municipal mutual funds and municipal managed accounts were partially offset by a decline in fees on equity mutual funds and growth equity managed accounts. Base fees on our alternative-investment managed accounts also declined.

Underwriting and distribution revenue for the three-month and nine-month periods ended September 30, 2003 and 2002 is shown in the following table:

UNDERWRITING AND DISTRIBUTION REVENUE
(in thousands)

                                THREE MONTHS ENDED             NINE MONTHS ENDED
                                   SEPTEMBER 30,                 SEPTEMBER 30,
                                2003           2002           2003           2002
                              --------       --------       --------       --------
Mutual Funds                  $    467       $    440       $    621       $  1,774
Defined Portfolios                 (22)           (17)           (36)         2,590
Muni/Fund Preferred(TM)            679            422          1,792          1,150
Exchange-Traded Products         1,045          1,994          4,654          3,862
                              --------       --------       --------       --------
     Total                    $  2,169       $  2,839       $  7,031       $  9,376
                              ========       ========       ========       ========

Underwriting and distribution revenue declined for the quarter mainly as a result of a reduction in underwriting revenue earned on our third quarter exchange-traded fund offering. Mutual fund distribution revenue increased slightly due to an increase in assets on which Securities and Exchange Commission Rule 12B-1 fees are earned.

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

PERFORMANCE FEES/OTHER OPERATING REVENUE

Performance fees/other operating revenue consists of performance fees earned on institutional assets managed by Symphony and various fees earned in connection with services provided on behalf of our defined portfolio assets under surveillance. The $6.6 million increase in performance fees/other operating revenue for the third quarter of 2003 and the $9.9 million increase year-to-date is primarily due to increases of $6.9 million and $11.9 million in Symphony performance fees for the quarter and year-to-date, respectively. A portion of the increase in performance fees is attributable to redemptions that occurred in the second quarter and third quarter of 2003, which resulted in the early recognition of performance fees that otherwise would have been earned in the fourth quarter. These increases were partially offset by a decline in fees earned on defined portfolio assets under surveillance as a result of a decline in the overall level of these assets.

OPERATING EXPENSES

The following table summarizes operating expenses for the three-month and nine-month periods ended September 30, 2003 and 2002:

OPERATING EXPENSES
(in thousands)

                                   THREE MONTHS ENDED          NINE MONTHS ENDED
                                      SEPTEMBER 30,               SEPTEMBER 30,
                                   2003          2002          2003          2002
                                 --------      --------      --------      --------
Compensation and Benefits        $ 36,711      $ 27,343      $ 94,654      $ 71,913
Advertising and Promotion           2,834         3,065         8,485        10,032
Occupancy and Equipment             4,732         4,843        14,556        13,016
Amortization of Intangibles         1,302         1,183         3,906         2,594
Travel and Entertainment            1,955         2,026         5,691         6,139
Outside Services                    2,008         2,306         5,823         6,497
Other Operating Expenses            8,410         7,217        21,689        21,373
                                 --------      --------      --------      --------
     Total                       $ 57,952      $ 47,983      $154,804      $131,564
                                 ========      ========      ========      ========

SUMMARY

Operating expenses increased 21% for the quarter driven by the inclusion of an extra month of expenses for NWQ as a result of the timing of the acquisition and an overall increase in compensation and benefits as a result of an increase in profit sharing expense. Year-to-date, operating expenses increased 18% driven almost entirely by the inclusion of expenses for NWQ. Excluding the impact of the NWQ acquisition, operating expenses increased only 4% year-to-date, driven by an increase in compensation and benefits.

COMPENSATION AND BENEFITS

Compensation and benefits increased 34% for the quarter. Base compensation was up due mainly to the NWQ acquisition as third quarter 2003 results included an extra month of expenses versus the same quarter of 2002 as a result of the timing of the acquisition. Additionally, profit sharing expense increased due primarily to an increase in profit sharing expense at Symphony as a result of the increase in performance fees. Profit sharing expense also rose as a result of an overall increase in financial performance.

Compensation and benefits increased 32% year to date due mainly to the acquisition of NWQ. Excluding the impact of the NWQ acquisition, compensation and benefits increased 13% due mainly to an increase in profit sharing expense at Symphony as a result of an increase in performance fees.

ADVERTISING AND PROMOTIONAL COSTS

Advertising and promotional expenditures decreased $0.2 million for the quarter and $1.5 million year-to-date due to a reduction in spending as a result of a more focused deployment of our marketing resources and the discontinuation of our defined portfolio business.

AMORTIZATION OF INTANGIBLES

Amortization of intangibles increased $0.1 million for the quarter and $1.3 million year-to-date due to an increase in amortization of intangible assets related to the NWQ acquisition.

ALL OTHER OPERATING EXPENSES

All other operating expenses, including occupancy and equipment costs, travel and entertainment, outside service fees, fund organization costs and other expenses increased $0.7 million for the quarter mainly as a result of the NWQ acquisition. Excluding NWQ, expenses were consistent with the same quarter of the prior year.

Year-to-date, all other operating expenses increased only $0.7 million, despite the addition of expenses for NWQ. Excluding NWQ, all other operating expenses declined $3.2 million due mainly to a reduction in employee related costs as a result of severance recorded in the first half of 2002 related to the discontinuation of the defined portfolio business.

NET INTEREST EXPENSE AND OTHER INCOME/(EXPENSE)

Investment and other income is comprised primarily of dividends and interest income from investments, realized gains and losses on investments and miscellaneous income, including gain or loss on the disposal of property.

The overall decline in net interest expense and other income/(expense) of approximately $0.5 million in the third quarter was due mainly to investment losses recorded in the third quarter of 2002. The year-to-date increase of $1.5 million was primarily the result of an increase in net interest expense. Interest and dividend revenues declined $1.3 million year-to-date due primarily to a decline in cash on hand as a result of the NWQ acquisition, our stock repurchase program and a reduction in yields on our invested cash. Interest expense increased $1.3 million year-to-date compared with the prior year as a result of the debt incurred in association with the acquisition of NWQ and an increase in interest expense on deferred compensation. Partially offsetting the increase in net interest expense was a decline in other income/(expense) as a result of investment losses recorded in 2002.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities," which provides new accounting guidance on when to consolidate a variable interest entity. A variable interest entity exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest. Those characteristics include the direct or indirect ability to make decisions about an entity's activities through voting rights or similar rights, the obligation to absorb the expected losses of an entity if they occur, and the right to receive the expected residual returns of the entity if they occur. We have elected to defer the implementation of FASB Interpretation No. 46. This decision is based on the recent FASB Staff Position issued on October 9, 2003 deferring the effective date for applying the provisions of Interpretation No. 46 until the fourth quarter of 2003. We do not expect that the adoption of this Interpretation will have a material impact on our consolidated earnings.

CAPITAL RESOURCES, LIQUIDITY
AND FINANCIAL CONDITION

On September 19, 2003 we issued $300 million of senior unsecured notes (the "private placement debt") which mature on September 19, 2008 and carry a fixed coupon rate of 4.22%, payable semi-annually every March 19 and September 19. These notes, which were issued at 100% of par, are unsecured, and are prepayable at any time in whole or in part. In the event of prepayment, the Company will pay an amount equal to par plus accrued interest plus a "make-whole premium," if applicable. Proceeds from the private placement debt were used to refinance existing debt and for general corporate purposes.

In addition to the private placement debt, the Company has lines of credit with a group of banks. On August 7, 2003, the Company entered into a $250 million revolving line of credit with a group of banks. This committed line is divided into two equal facilities-- one with a three-year term that expires in August 2006 and one that is renewable every 364 days that expires in August 2004. Proceeds from borrowings under this new facility may be used for fulfilling day to day cash requirements and general corporate purposes including acquisitions, share repurchases and asset purchases. The rate of interest payable under the agreement is, at the Company's option, a function of one of various floating rate indices. As of September 30, 2003, there were no amounts outstanding under these lines of credit.

On July 31, 2002, Nuveen Investments entered into, and borrowed the total amount available under a $250 million revolving loan agreement with its majority shareholder, The St. Paul Companies, Inc. ("St. Paul"). This loan facility was originally set to expire on July 15, 2003, however was amended prior to this expiration date to provide for no scheduled expiration date, but to specify that borrowings would be required to be repaid within 30 days demand by St. Paul. A portion of the proceeds from this $250 million loan was used to repay $128 million of the previous outstanding debt of $183 million (at December 31, 2001) under the bank facility discussed above, while the remainder of the proceeds was used to help fund the NWQ acquisition. During March 2003, the Company paid down $145 million of the total debt that was outstanding under the St. Paul debt facility. The remaining balance of $105 million was repaid on September 19, 2003. This loan facility carries a floating interest rate of LIBOR plus a margin of up to 0.25%.

Options to purchase 391,122 shares of Rittenhouse non-voting Class B common stock were exercised by current and former employees on April 11, 2003 under the Rittenhouse Financial Services, Inc. 1997 Equity Incentive Award Plan. Rittenhouse accounted for these options in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." As a result of this exercise, the Company recorded $42.5 million of minority interest on its consolidated balance sheet at September 30, 2003. The Company repurchased the stock in October 2003 (see Note 10 to Consolidated Financial Statements - Subsequent Events) for $53.5 million using a portion of the proceeds from the private placement debt previously discussed.

As part of the NWQ acquisition, key management purchased a non-controlling, member interest in NWQ Investment Management Company, LLC. The non-controlling interest of $3.0 million as of September 30, 2003, is reflected in minority interest on the consolidated balance sheets. This purchase allows management to participate in profits of NWQ above specified levels beginning January 1, 2003. During the first nine months of 2003, we recorded approximately $0.8 million of minority interest expense, which reflects the portion of profits, applicable to the minority shareholders. Beginning in 2004 and continuing through 2008, the Company has the right to purchase the non-controlling members' respective interests in NWQ.

At September 30, 2003, we held in treasury 28,198,008 shares of Class A common stock acquired in open market transactions. During the third quarter, we repurchased 364,000 Class A common shares in open market transactions. Year-to-date we have repurchased 1,243,662 such shares. As part of a share repurchase program approved on August 9, 2002, we are authorized to purchase up to 7.0 million shares of common stock. As of September 30, 2003, there were 4.7 million shares remaining under this share repurchase plan.

During the first nine months of 2003, we paid out dividends on common shares totaling $38.0 million, $13.9 million of which was paid in the third quarter of 2003.

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

Risks, uncertainties and other factors that pertain to our business and the effects of which may cause our assets under management, earnings, revenues, profit margins, and/or our stock price to decline include: (1) the effects of the substantial competition that we, like all market participants, face in the investment management business, including competition for continued access to the brokerage firms' retail distribution systems and "wrap fee" managed account programs where the loss of such access would cause a resulting loss of assets;
(2) the adverse effects of declines in securities markets on our assets under management and future offerings; (3) the adverse effects of increases in interest rates from their present levels on the net asset value of our assets under management that are invested in fixed-income securities and the magnifying effect such increases in interest rates may have on our leveraged closed end exchange-traded funds; (4) the adverse effects of poor investment performance by our managers or declining markets resulting in redemptions, loss of clients, and declines in asset values; (5) our failure to comply with contractual requirements and/or guidelines in our client relationships, which could result in losses that the client could seek to recover from us and in the client withdrawing its assets from our management; (6) the competitive pressures on the management fees we charge; (7) our failure to comply with various government regulations such as the Investment Advisers Act and the Investment Company Act of 1940 and other federal and state securities laws that impose, or may in the future impose, numerous obligations on investment firms and the Securities Exchange Act of 1934 and other federal and state securities laws and the rules of National Association of Securities Dealers that impose, or may in the future impose, numerous obligations on our broker dealer Nuveen Investments, LLC, where the failure to comply with such requirements could cause the SEC or other regulatory authorities to institute proceedings against our investment advisers and/or broker dealer and impose sanctions ranging from censure and fines to termination of an investment adviser or broker dealer's registration and otherwise prohibiting an adviser from serving as an adviser; (8) our reliance on revenues from investment management contracts that are subject to annual renewal by the independent board of trustees overseeing the related funds according to their terms; (9) the loss of key employees that could lead to loss of assets;
(10) burdensome regulatory developments; (11) the impact of recent accounting pronouncements; and (12) unforeseen developments in litigation involving the securities industry or the Company.

                          PART I. FINANCIAL INFORMATION
       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                               SEPTEMBER 30, 2003

MARKET RISK

The following information, together with information included in this report under Management's Discussion and Analysis of Financial Condition and Results of Operations, describe the key aspects of certain financial instruments that have market risk.

INTEREST RATE SENSITIVITY

As of September 30, 2003, all of our long-term debt was at a fixed interest rate. However, in September we entered into a number of receive-fixed, pay-floating interest rate swap agreements. The agreements effectively increase our exposure to fluctuations in interest rates. At September 30, 2003 the interest rate on 50% of the Company's fixed rate debt was converted to variable rate debt through interest rate swaps. These swaps mature in September of 2008 and have a fair value of $2.4 million at September 30, 2003. During the quarter ended September 30, 2003 we utilized interest rate lock contracts to hedge the risk-free rate component of our then anticipated private placement debt issuance. The contracts were closed during the quarter and no interest rate lock contracts were outstanding at September 30, 2003. For further information regarding interest rate contracts, refer to Note 8 to the Consolidated Financial Statements - Derivative Financial Instruments.

INVESTMENT SENSITIVITY

We invest in short-term debt instruments, classified as "Cash and cash equivalents" on our consolidated balance sheets. The investments are treated as collateralized financing transactions and are carried at the amounts at which they will be subsequently resold, including accrued interest. We also invest in certain Company-sponsored managed investment funds that invest in a variety of asset classes. These investments are carried on our consolidated financial statements at fair market value and are subject to the investment performance of the underlying sponsored fund. Any unrealized gain or loss is recognized upon the sale of the investment.

We do not believe that the effect of any reasonably likely near-term changes in interest rates would be material to our financial position, results of operations or cash flows.

                         ITEM 4. CONTROLS AND PROCEDURES

As of September 30, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chairman and Chief Executive Officer, President, and Senior Vice President, Finance, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, the Company's Chairman and Chief Executive Officer, President, and Senior Vice President, Finance concluded that the Company's disclosure controls and procedures are effective. In connection with management's evaluation, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended September 30, 2003 were identified that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                  3.3 Amendment to Restated Certificate of Incorporation of the Company (Exhibit 3.1(b) to the Company's Form 10-K for year ended December 31, 2002).

                  3.4 Certificate of Ownership and Merger (Exhibit 3.1(c) to the Company's Form 10-K for year ended December 31, 2002).

                  3.5      Amended and Restated By-Laws of the Company (Exhibit
                           3.2 to the Company's Form 10-K for year ended December 31, 1993, File No. 1-11123).

                  10.1* Investment Management Agreement and Expense Reimbursement Agreement between Nuveen Diversified Dividend and Income Fund and Nuveen Institutional Advisory Corp.

                  10.2* Investment Sub-Advisory Agreement between Nuveen Institutional Advisory Corp., as investment manager of Nuveen Diversified Dividend and Income Fund, and NWQ Investment Management Company, LLC.

                  10.3* Investment Sub-Advisory Agreement between Nuveen Institutional Advisory Corp., as investment manager of Nuveen Diversified Dividend and Income Fund, and Security Capital Research & Management Incorporated.

                  10.4* Investment Sub-Advisory Agreement between Nuveen Institutional Advisory Corp., as investment manager of Nuveen Diversified Dividend and Income Fund, and Symphony Asset Management, LLC.

                  10.5* Investment Sub-Advisory Agreement between Nuveen Institutional Advisory Corp., as investment manager of Nuveen Diversified Dividend and Income Fund, and Wellington Management Company, LLP.

                  10.6* 3-Year Credit Agreement, dated as of August 7, 2003, among the Company, Bank of America, N.A., Citibank, N.A. and Bank One, N.A.

                  10.7* 364-Day Credit Agreement, dated as of August 7, 2003, among the Company, Bank of America, N.A., Citibank, N.A. and Bank One, N.A.

                  10.8* Note Purchase Agreement, dated as of September 19, 2003, relating to $300,000,000 principal amount of 4.22% Senior Notes Due September 19, 2008.

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

         b)       Reports on Form 8-K

                  On July 15, 2003, a report was furnished to the Securities and Exchange Commission on Form 8-K relating to the Company's July 15, 2003 press release announcing the Company's second quarter 2003 earnings results.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    NUVEEN INVESTMENTS, INC.
                                    (Registrant)

DATE: November 13, 2003             By /s/  John P. Amboian
                                    -----------------------
                                    John P. Amboian
                                    President

DATE: November 13, 2003             By /s/ Margaret E. Wilson
                                    -------------------------
                                    Margaret E. Wilson
                                    Senior Vice President, Finance
                                    (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT NO.                                DESCRIPTION

   10.1 Investment Management Agreement and Expense Reimbursement Agreement between Nuveen Diversified Dividend and Income Fund and Nuveen Institutional Advisory Corp.

   10.2 Investment Sub-Advisory Agreement between Nuveen Institutional Advisory Corp., as investment manager of Nuveen Diversified Dividend and Income Fund, and NWQ Investment Management Company, LLC.

   10.3 Investment Sub-Advisory Agreement between Nuveen Institutional Advisory Corp., as investment manager of Nuveen Diversified Dividend and Income Fund, and Security Capital Research & Management Incorporated.

   10.4 Investment Sub-Advisory Agreement between Nuveen Institutional Advisory Corp., as investment manager of Nuveen Diversified Dividend and Income Fund, and Symphony Asset Management, LLC.

   10.5 Investment Sub-Advisory Agreement between Nuveen Institutional Advisory Corp., as investment manager of Nuveen Diversified Dividend and Income Fund, and Wellington Management Company, LLP.

   10.6 3-Year Credit Agreement, dated as of August 7, 2003, among the Company, Bank of America, N.A., Citibank, N.A. and Bank One, N.A.

   10.7 364-Day Credit Agreement, dated as of August 7, 2003, among the Company, Bank of America, N.A., Citibank, N.A. and Bank One, N.A.

   10.8 Note Purchase Agreement, dated as of September 19, 2003, relating to $300,000,000 principal amount of 4.22% Senior Notes Due September 19, 2008.

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