Form 10-K
period 2003-12-31
NUVEEN INVESTMENTS INC
filed 2004-03-15
CIK 885708

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

                                  Yes [X] No[ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 if the Act.)

                                  Yes [X] No[ ]

     The aggregate market value of the outstanding Common Stock held by non-affiliates of the Registrant as of June 30, 2003 was $491,697,799. This calculation does not reflect a determination that persons are affiliates for any other purposes.

     The number of shares of the Registrant's Common Stock outstanding at March 4, 2004 was 93,033,690 consisting of 19,708,476 shares of Class A Common Stock, $.01 par value, and 73,325,214 shares of Class B Common Stock, $.01 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 2003 are incorporated by reference into Parts II and IV of this report. Portions of Registrant's Proxy Statement relating to the annual meeting of stockholders to be held May 14, 2004 are incorporated by reference into Part III of this report.

                                     PART I

ITEM I.  BUSINESS

GENERAL

The principal businesses of Nuveen Investments, Inc. ("The Company" or "We" or "Our" where applicable) are asset management and related research as well as the development, marketing and distribution of investment products and services for the affluent, high-net-worth and the institutional market segments. We distribute our investment products and services, including closed-end exchange-traded funds, mutual funds and individually managed accounts, to affluent and high-net-worth market segments through unaffiliated intermediary firms including broker/dealers, commercial banks, affiliates of insurance providers, financial planners, accountants, consultants and investment advisors. We also provide managed account services to several institutional market segments and channels.

The Company and its subsidiaries offer core investment capabilities through four branded investment teams: Rittenhouse growth, NWQ value, Nuveen fixed income and Symphony alternative investments.

Operations of the Company are organized around its principal advisory subsidiaries, which are registered investment advisers under The Investment Advisers Act of 1940. Nuveen Advisory Corp. ("NAC") and Nuveen Institutional Advisory Corp. ("NIAC") manage various Nuveen mutual funds and exchange-traded funds; and Nuveen Asset Management Inc. ("NAM"), Rittenhouse Asset Management, Inc. ("Rittenhouse"), NWQ Investment Management Company, LLC ("NWQ") and Symphony Asset Management LLC ("Symphony") principally provide investment management services for individual and institutional managed accounts.

Additionally, Nuveen Investments, LLC, a registered broker and dealer in securities under The Securities Exchange Act of 1934, provides investment product distribution and related services for the Company's managed funds and, through March of 2002, sponsored and distributed the Company's defined portfolios (unit investment trusts).

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

On January 2, 1997, the Company completed the acquisition of Flagship Resources Inc. ("Flagship") and its wholly-owned subsidiaries, Flagship Financial Inc. and Flagship Funds Inc. Flagship managed both municipal mutual funds and municipal managed accounts for individual investors. Upon the completion of the acquisition, Flagship Financial Inc. became a wholly owned subsidiary of the Company and changed its name to Nuveen Asset Management Inc. Flagship Funds Inc. was combined into the Company's broker-dealer subsidiary.

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

On July 16, 2001, the Company completed the acquisition of Symphony Asset Management, LLC. Symphony is an institutional investment manager based in San Francisco. As a result of the acquisition, the Company's product offerings have expanded to include alternative investments designed to reduce risk through market-neutral and other strategies in several equity and fixed-income asset classes.

In the first quarter of 2002, the Company exited the defined portfolio product line. As a result, the Company no longer creates and distributes new defined portfolios. Defined portfolios previously sponsored by the Company that are still outstanding continue to be administered by the Company.

On August 1, 2002, the Company completed the acquisition of NWQ Investment Management, an asset management firm that specializes in value-oriented equity investments with significant relationships among institutions and financial advisors serving high-net-worth investors.

The Company was incorporated in the State of Delaware on March 23, 1992, as a wholly-owned subsidiary of The St. Paul Companies, Inc. ("St. Paul"). John Nuveen & Co. Incorporated, the predecessor of the Company (now named Nuveen Investments, LLC), had been a wholly-owned subsidiary of St. Paul since 1974. During 1992, St. Paul sold a portion of its ownership interest in the Company through a public offering. As of the date of this report, St. Paul owns approximately 79% of the outstanding voting securities of the Company. On November 17, 2003, St. Paul announced that it had entered into a merger agreement with Travelers Property Casualty Corp. ("Travelers") pursuant to which the businesses of St. Paul and Travelers would be combined. Upon consummation of the merger, the stockholders of Travelers will become stockholders of St. Paul, which will change its name to the St. Paul Travelers Companies, Inc. and will continue to own approximately a 79% equity interest in the Company.

LINES OF BUSINESS

We derive substantially all of our revenues from providing investment advisory, investment management, distribution and administration services to our family of funds and high-net-worth and institutional investors. This is our main business activity and only operating segment.

The following series of tables, including Gross Sales of Investment Products, Net Flows, and Net Assets Under Management provide data that should be helpful in understanding the Company's business and should be referred to while reading the separate discussions that follow the tables.

GROSS SALES OF INVESTMENT PRODUCTS

The following table summarizes gross sales for the Company's products for the past three years, including managed assets and defined portfolios.

                       GROSS SALES OF INVESTMENT PRODUCTS
                                 (IN THOUSANDS)

                                                YEAR ENDED DECEMBER 31,
                                  -----------------------------------------------
                                        2003             2002            2001
                                        ----             ----            ----
Managed Accounts:
  Retail                          $    7,943,426   $   5,692,870  $    6,882,639
  Institutional                        2,335,561       1,346,652         687,078
                                  --------------   -------------  --------------
     Total                            10,278,987       7,039,522       7,569,717

Mutual Funds:
  Municipal                            1,428,389       1,365,144         982,323
  Equity and Income                      107,347         147,606         263,378
                                  --------------   -------------  --------------
     Total                             1,535,736       1,512,750       1,245,701

Exchange-Traded Funds:
  Common Shares                        4,104,778       4,689,477       2,763,778
  Preferred Shares                     2,178,623       2,158,668       1,173,606
                                  --------------   -------------  --------------
     Total                             6,283,401       6,848,145       3,937,384
                                  --------------   -------------  --------------

Total Managed Assets                  18,098,124      15,400,417      12,752,802

Defined Portfolio Sales                        -         194,117       1,481,040
                                  --------------   -------------  --------------

Total Sales                       $   18,098,124   $  15,594,534  $   14,233,842
                                  ==============   =============  ==============

NET FLOWS OF INVESTMENT PRODUCTS

The following table summarizes net flows (equal to sales, reinvestments and exchanges less redemptions) for the Company's products for the past three years.

                                    NET FLOWS
                                 (IN THOUSANDS)

                                               YEAR ENDED DECEMBER 31,
                                  -----------------------------------------------
                                       2003             2002            2001
                                       ----             ----            ----
Managed Accounts:
  Retail                          $   2,921,607    $     343,314   $   3,127,157
  Institutional                         (20,835)        (281,361)     (1,070,021)
                                  -------------    -------------   -------------
         Total                        2,900,772           61,953       2,057,136

Mutual Funds:
  Municipal                             372,709          666,192         432,443
  Equity and Income                    (140,007)        (488,663)       (185,104)
                                  -------------    -------------   -------------
         Total                          232,702          177,529         247,339

Exchange-Traded Funds                 6,304,661        6,868,361       3,954,632
                                  -------------    -------------   -------------

Total Managed Assets                  9,438,135        7,107,843       6,259,107

Defined Portfolios                            -          194,117       1,481,040
                                  -------------    -------------   -------------

Total                             $   9,438,135    $   7,301,960   $   7,740,147
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

                           NET ASSETS UNDER MANAGEMENT
                                  (IN MILLIONS)

                                                DECEMBER 31,
                                   -----------------------------------
                                      2003         2002         2001
                                      ----         ----         ----
 Managed Accounts:
      Retail                       $  25,676    $  19,403    $  18,959
      Institutional                   10,301        8,523        5,712
                                   ---------    ---------    ---------
        Total                         35,977       27,926       24,671

 Mutual Funds:
      Municipal                       11,101       10,759        9,834
      Equity and Income                1,184        1,090        1,980
                                   ---------    ---------    ---------
         Total                        12,285       11,849       11,814

 Exchange-Traded Funds                47,094       39,944       32,000
                                   ---------    ---------    ---------

 Total Managed Assets              $  95,356    $  79,719    $  68,485
                                   =========    =========    =========

ASSET MANAGEMENT

INVESTMENT CAPABILITIES OVERVIEW

The Company, through its advisory subsidiaries, offers four core investment styles: growth equities through Rittenhouse, value equities through NWQ, fixed income through Nuveen and hedged alternative investments through Symphony. Within these core investment styles, the Company sponsors several product alternatives including separately managed accounts, closed-end exchange-traded funds and open-end mutual funds. In its capacity as an adviser, the Company is responsible for the execution of the investment policies of the various funds or managed accounts it advises. Investment decisions for each fund or account are made by the portfolio manager responsible for the fund or managed account.

Our Rittenhouse portfolio team follows a core growth stock strategy that centers generally on identifying large capitalization companies that are financially strong, are global leaders in their industries and generally have demonstrated consistent and predictable above-average long-term growth in earnings and, if applicable, in dividends. Our NWQ portfolio team specializes in value-oriented equity investments with a philosophy of investing in undervalued companies with identified catalysts to improve profitability and/or unlock value. Symphony's hedged alternative investment disciplines are designed to reduce the systematic risk of investing in several equity and fixed-income asset classes with the goal of producing positive returns regardless of broad market direction. Our Nuveen fixed income style concentrates primarily on the research, selection, and management of municipal bond portfolios with the goal of generating attractive current income. The Company also offers investment products in a variety of taxable fixed income styles including preferred securities, convertible bonds, real estate investment trusts ("REITs"), senior loans and emerging market debt. Several of these styles provide access to other specialized unaffiliated investment managers through sub-advisory arrangements.

The Company has traditionally had a very low employment turnover rate for its portfolio managers. The majority of the Company's portfolio managers, as well as those employed by sub-advisers, have devoted most of their professional careers to the analysis, selection and surveillance of the types of securities held in the funds or accounts they manage.

SPONSORED PRODUCTS

The Company provides tailored investment management services for individuals and institutions (managed accounts). Managed accounts are customized portfolios of stocks and bonds that offer investors a degree of tax planning flexibility and greater transparency than traditional mutual funds. Our managed account offerings include large-cap growth and value accounts, small-cap and mid-cap value accounts, international equity accounts, blends of stocks and bonds and market-neutral and fixed income accounts. Accounts managed by Symphony include privately offered hedge funds. Symphony offers both directional and market-neutral hedge-fund portfolios across different asset classes: Large Cap U.S. Equities, Small Cap U.S. Equities, Convertible-bond Arbitrage, Credit Arbitrage and Senior Loans. Portfolios are managed through privately offered on-shore limited partnerships, off-shore funds, and separately managed accounts. Some separate accounts, partnerships, and funds employ investment leverage. In addition, some clients may choose to overlay Symphony's strategies with futures contracts. At December 31, 2003, Rittenhouse, NAM, NWQ and Symphony managed 33%, 23%, 37% and 7% of these assets, respectively. Rittenhouse and NWQ manage accounts on both a discretionary and non-discretionary basis, while NAM and Symphony accounts are managed on a discretionary basis.


As of December 31, 2003, the Company sponsored 106 closed-end exchange-traded funds that are actively managed. Of these funds, 98 funds invest exclusively in municipal securities. Of the remaining eight funds, one invests in senior loans, one invests in REITs, one invests in a blend of fixed income and equity strategies, two invest in preferred and convertible securities and three invest solely in preferred securities. Close-end exchange-traded funds do not continually offer to sell and redeem their shares. Rather, daily liquidity is provided by the ability to trade the shares of these funds on the New York or American Stock Exchange, at prices that may be above or below the shares' net asset value. The municipal exchange-traded funds include insured and uninsured national and single-state funds. Most of the municipal exchange-traded funds have a "leveraged" capital structure through the issuance of both common and preferred stock offerings. The dividends paid to preferred shareholders are based on short-term tax-free interest rates, while the proceeds from the issuance of preferred shares are invested by the funds in longer-term municipal securities, which is designed to generate additional dividend potential for the common shareholders based on historical differences between short-term and long-term interest rates. The exchange-traded funds that invest in senior loans, REITs, fixed income and equity strategies, preferred and convertible securities and preferred securities also have a leveraged capital structure. If the preferred stock dividend rate were to exceed the net rate of return earned by a fund's investment portfolio for an extended period, the exchange-traded fund's Board of Directors may consider redeeming the outstanding preferred stock. In addition, the Fund Board may consider converting a fund from its exchange-traded status into an open-end fund if the fund persistently trades on the stock exchange at deep discounts to its net asset value per share. Either of these situations may negatively affect total assets under management.

As of December 31, 2003, the Company offered 36 equity, balanced and municipal open-end mutual funds. These funds are actively managed and continuously offer to sell their shares at prices based on the daily net asset values of their portfolios. Daily redemption at net asset value is offered by all 36 funds. The investment objectives and asset mixes of the mutual funds vary; however, most are managed with a view towards reduced risk and tax efficient results for the investor. During 2003, we closed the Nuveen Floating Rate Fund, merged the Nuveen European Value Fund into the Nuveen NWQ International Value Fund and merged the Nuveen Innovation Fund into the Nuveen Rittenhouse Growth Fund.

Of the 36 funds noted above, the Company offers 30 national and state-specific municipal mutual funds that invest substantially all of their assets in diversified portfolios of limited-term, intermediate-term or long-term municipal bonds. The Company offers 6 mutual funds that invest exclusively in U.S. equities, international equities, or in portfolios combining equity with taxable fixed-income or municipal securities.

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

Pursuant to sub-advisory agreements with NIAC, Institutional Capital Corporation ("ICAP") performs portfolio management services on behalf of three of the equity-based mutual funds, Security Capital Research & Management Incorporated ("SC") performs portfolio management services for our REIT exchange-traded fund and diversified dividend and income exchange-traded fund, Wellington Management Company, LLP ("WM") performs portfolio management services for the diversified dividend and income exchange-traded fund, Spectrum Asset Management, Inc. ("SM") performs portfolio management services for the three preferred securities exchange-traded funds and two preferred and convertible income exchange-traded funds and Froley, Revy Investment Co., Inc. ("FR") performs portfolio management services for the two preferred and convertible income exchange-traded funds. The Company has a 20% minority equity ownership interest in ICAP, but has no equity ownership interest in SC, WM, SM or FR.

Advisory fees, net of sub-advisory fees and expense reimbursements, earned on managed assets for each of the past three years are shown in the following table:

                    MANAGED ASSETS - INVESTMENT ADVISORY FEES
                                 (IN THOUSANDS)

                                                       YEAR ENDED DECEMBER 31,
                                              ----------------------------------------
                                                  2003          2002          2001
                                                  ----          ----          ----
Managed account advisory fees                 $   122,961   $   104,480   $    97,956

Exchange-traded fund advisory fees                220,701       191,567       174,543

Mutual fund advisory fees                          61,612        60,449        58,677
Less: reimbursed expenses                            (427)       (1,020)       (1,662)
                                              -----------   -----------   -----------
      Net advisory fees                            61,185        59,429        57,015

Money market fund advisory fees                        --            --         1,177
Less: reimbursed expenses                              --            --          (103)
                                              -----------   -----------   -----------
      Net advisory fees                                                         1,074

Total                                         $   404,847   $   355,476   $   330,588
                                              ===========   ===========   ===========

The Company's advisory fee schedules currently provide for maximum annual fees ranging from .45% to .60% in the case of the municipal mutual funds and .75% to 1.05% in the case of the equity and taxable income mutual funds. Maximum fees in the case of the exchange-traded funds currently range from .35% to .90% of total net assets, except with respect to the five exchange-traded select portfolios. The investment management agreements for the exchange-traded select portfolios provide for annual advisory fees ranging from .25% to .30%. Additionally, for fifty-three funds offered since 1999, the investment management agreement specifies that for the first five years the Company will waive management fees or reimburse other expenses. The investment management agreement provides for waived management fees or reimbursements of other expenses ranging from .30% to ..45% for the first five years. In each case, the management fee schedules provide for reductions in the fee rate at increased asset levels. For the separately managed accounts, fees are negotiated and are based primarily on asset size, portfolio complexity and individual needs. These fees can range from 0.17% to 1.18% of net asset value annually, with the majority of the assets falling between 0.27% to 0.60%.

The Company, through its Symphony subsidiary, earns performance fees for performance above specifically defined benchmarks. These fees are recognized only at the performance measurement date contained in the individual account management agreement. The underlying measurement dates for approximately 79% of investors' capital fall in the second half of the year.

The Company pays ICAP, SC, WM, SM and FR a portfolio advisory fee for sub-advisory services. The sub-advisory fees are based on the percentage of the aggregate amount of average daily net assets in the funds they sub-advise. The fee schedules provide for rate declines when specified asset levels are reached.

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

Each fund bears all expenses associated with its operations, including the costs associated with the issuance and redemption of securities, where applicable. The fund does not bear compensation expenses of directors and officers of the fund who are employed by the Company or its subsidiaries. Some of the Company's investment management agreements provide that, to the extent certain enumerated expenses exceed a specified percentage of a fund's or a portfolio's average net assets for a given year, the Adviser will absorb such excess through a reduction in the management fee and, if necessary, pay such expenses so that the year-to-date net expense will not exceed the specified percentage. In addition, the Company may voluntarily waive all or a portion of its advisory fee from a fund, and/or reimburse expenses, for competitive reasons. Reimbursed expenses for mutual funds, including voluntary waivers, totaled $0.4 million during the year ended December 31, 2003. The Company expects to continue voluntary waivers at its discretion. The amount of such waivers may be more or less than historical amounts.

Services provided by Rittenhouse, NAM, Symphony, and NWQ to each of the individual accounts are also governed by management contracts, which are customized to suit a particular account. A majority of these contracts and of Rittenhouse's, NAM's and NWQ's assets under management involve investment management services provided to clients who are participants in "wrap-fee" programs sponsored by unaffiliated investment advisers or broker/dealers. Such agreements, and the other investment agreements to which Rittenhouse, NWQ and NAM are parties, generally provide that they can be terminated without penalty upon written notice by either party within any specified period. Under the provisions of the Investment Advisers Act of 1940, such investment management agreements may not be assigned to another manager without the client's consent. The term "assignment" is broadly defined under this Act to include any direct or indirect transfer of the contract or of a controlling block of the adviser's stock by a security holder.

OVERVIEW OF DISTRIBUTION AND RELATIONSHIPS WITH DISTRIBUTORS

The Company distributes its investment products and services, including separately managed accounts, exchange-traded funds and mutual funds, through registered representatives associated with unaffiliated national and regional broker/dealers, commercial banks and thrifts, broker/dealer affiliates of insurance agencies and independent insurance dealers, financial planners, accountants, and tax consultants ("retail distribution firms") and through unaffiliated consultants serving the institutional market. The Company also provides investment products and services directly to institutional markets. The Company's distribution strategy is to maximize the liquidity and distribution potential of its investment products by maintaining strong relationships with a broad array of registered representatives and independent advisors and consultants. The Company has well-established relationships with registered representatives in retail distribution firms throughout the country. These registered representatives participate to varying degrees in the Company's marketing programs, depending upon: their interests in distributing investments provided by the Company; their perceptions of the relative attractiveness of the Company's managed funds and accounts; the profiles of their customers and their clients' needs; and the conditions prevalent in financial markets. Registered representatives may reduce or eliminate their involvement in marketing the Company's products at any time, or may elect to emphasize the investment products of competing sponsors, or the proprietary products of their own firms. Registered representatives may receive compensation incentives to sell their firm's investment products or may choose to recommend to their customers investment products sponsored by firms other than the Company. This decision may be based on such considerations as investment performance, types and amount of distribution compensation, sales assistance and administrative service payments and level and quality of customer service. In addition, a registered representative's ability to distribute the Company's mutual funds is subject to the continuation of a selling agreement between the firm with which the representative is affiliated and the Company. A selling agreement does not obligate the retail distribution firm to sell any specific amount of products and typically can be terminated by either party upon 60 days notice. Redeemable managed assets (consisting of managed accounts and open-end mutual funds) held in accounts at Merrill Lynch produced 9% of consolidated operating revenue in 2003, the largest percentage of any of our distribution firms.

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

Common shares of the exchange-traded funds are initially sold to the public in offerings that are underwritten by a syndication group, including the Company, through our Nuveen Investments, LLC broker-dealer. Underwriting fees earned are dependent upon our level of participation in the syndicate. During the year ended December 31, 2003, there were four new exchange-traded fund offerings.

All of the Company's mutual funds have adopted a Flexible Sales Charge Program that provides investors with alternative ways of purchasing fund shares based upon their individual needs and preferences.

Class A shares may be purchased at a price equal to the fund's net asset value plus an up-front sales charge ranging from 2.5% of the public offering price for limited-term municipal funds to 5.75% for equity funds. At the maximum sales charge level, approximately 90% to 95% of the sales charge is typically reallowed as concessions to retail distribution firms. From time to time, the Company may reallow all of the sales charge to retail distribution firms or waive the sales charge and advance a sales commission to such firms in connection with marketing programs or special promotions. Additionally, purchases of Class A shares that equal or exceed $1 million may be made without an up-front sales charge, but are subject to a Contingent Deferred Sales Charge ("CDSC") ranging from .50% to 1% for shares redeemed within 18 months. In order to compensate retail distribution firms for Class A share sales that are $1 million or greater, the Company advances a sales commission ranging from .50% to 1% at the time of sale. Class A shares are also subject to an annual Rule 12b-1 service fee of between .20% and .25% of assets, which is used to compensate securities dealers for providing ongoing financial advice and other services to investors.

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

Class C shares may be purchased without an up-front sales charge at a price equal to the fund's net asset value. However, these shares are subject to an annual Rule 12b-1 distribution fee of .35% to .75% of assets designed to compensate securities dealers over time for the sale of the fund shares, an annual Rule 12b-1 service fee of between .20% and .25% of assets used to compensate securities dealers for providing continuing financial advice and other services and a 1% CDSC for shares redeemed within 12 months of purchase. In addition, the Company advances a 1% sales commission to retail distribution firms at the time of sale and, in return, receives the first year's Rule 12b-1 distribution fee and Rule 12b-1 service fee.

Class R shares are available for purchase at a price equal to the fund's net asset value with no ongoing fees or CDSCs. These shares are available primarily to clients of fee-based advisers, wrap programs and others under certain limited circumstances.

The markets for mutual funds are highly competitive, with many participating sponsors. Based upon the information available, the Company believes that it held much less than a 5% share of the market with respect to net sales of mutual funds and money market funds in each of the last three years.

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

Although the Company no longer creates and distributes new defined portfolios, accepts deposits into existing portfolios or maintains a secondary market for sponsored portfolios, it has continued to maintain and administer previously distributed defined portfolios. At December 31, 2003, 1,872 municipal trusts sponsored by the Company were outstanding with an aggregate market value of $4.3 billion and 116 equity and taxable fixed-income trusts sponsored by the Company were outstanding with an aggregate market value of $0.6 billion.

DEFINED PORTFOLIO DISTRIBUTION REVENUE

Units of the Company's sponsored defined portfolios were sold to the public through financial advisors. For these sales, the Company earned a sales charge based on the public offering price of the units sold. The Company's distribution revenues include the sales charge, less an applicable concession to the distributor firm through which the units were placed. For certain equity trusts, the Company received a deferred sales charge over a period of months following the initial sale date.

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

The following table shows the Company's defined portfolio distribution revenues during each of the last three years:

                     DEFINED PORTFOLIO DISTRIBUTION REVENUES
                                 (IN THOUSANDS)

                                                      YEAR ENDED DECEMBER 31,
                                                ------------------------------------
                                                   2003          2002         2001
                                                ---------     ---------    ---------
Distribution Revenues:
  Primary - Municipal                           $       -     $   1,529    $   9,118
  Primary - Equity and Income                           -           425        1,477
  Secondary                                             -           644        2,506
                                                ---------     ---------    ---------
    Total                                       $       -     $   2,958    $  13,101
                                                =========     =========    =========

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

EMPLOYEES

At December 31, 2003, the Company had 627 full-time employees. Employees are compensated with a combination of salary, cash bonus and fringe benefits. In addition, the Company has sought to retain its key and senior employees through competitive compensation arrangements, which include equity-based incentive awards. The Company considers its relations with its employees to be good.

COMPETITION

The Company is subject to substantial competition in all aspects of its business. The registered representatives that distribute the Company's investment products also distribute numerous competing products, often including products sponsored by the retail distribution firms where they are employed. There are relatively few barriers to entry for new investment management firms. The Company's managed account business is also subject to substantial competition from other investment management firms seeking to be approved as managers in the various "wrap-fee" programs. The sponsor firms have a limited number of approved managers at the highest and most attractive levels of their programs and closely monitor the investment performance of such firms on an on-going basis as they evaluate which firms are eligible for continued participation in these programs. The Company is also subject to competition in obtaining the commitment of underwriters to underwrite its exchange-traded fund offerings. To the extent the increased competition for underwriting and distribution causes higher distribution costs, the Company's net revenue and earnings will be reduced. Investment products are sold to the public by broker/dealers, banks, insurance companies and others, and many competing investment product sponsors offer a broader array of investment products. Many of these institutions have substantially greater resources than the Company. In addition, continuing consolidation in the financial services industry is altering the landscape in which the Company's distributors compete and the economics of many of the products they offer. The effect that these continuing changes in the brokerage and investment management industries will have on the Company and its competitors cannot be predicted. The Company competes with other providers of products primarily on the basis of the range of products offered, the investment performance of such products, quality of service, fees charged, the level and type of broker compensation, the manner in which such products are marketed and distributed, and the services provided to registered representatives and investors.

REGULATORY

Nuveen Investments, LLC is registered as a broker/dealer under the Securities Exchange Act of 1934 and is subject to regulation by the Securities and Exchange Commission (the "SEC"), the NASD Regulation, Inc. and other federal and state agencies and self-regulatory organizations. Nuveen Investments, LLC is subject to the SEC's Uniform Net Capital Rule, designed to enforce minimum standards regarding the general financial condition and liquidity of a broker/dealer. Under certain circumstances, this rule may limit the ability of the Company to make withdrawals of capital and receive dividends from Nuveen Investments, LLC. Nuveen Investments, LLC's regulatory net capital has consistently exceeded such minimum net capital requirements. At December 31, 2003, Nuveen Investments, LLC had aggregate net capital, as defined, of approximately $14.8 million, which exceeded the regulatory minimum by approximately $12.8 million. The securities industry is one of the most highly regulated in the United States, and failure to comply with related laws and regulations can result in the revocation of broker/dealer licenses, the imposition of censures or fines, and the suspension or expulsion of a firm and/or its employees from the securities business.

Each of our investment adviser subsidiaries (and each of the previously identified unaffiliated sub-advisers to certain of the Company's funds) is registered with the Commission under the Investment Advisers Act. Each fund and defined portfolio is registered with the Commission under the Investment Company Act. Each national fund is qualified for sale (or not required to be so qualified) in all states in the United States and the District of Columbia. Each single-state fund is qualified for sale (or not required to be so qualified) in the state for which it is named and other designated states. Virtually all aspects of the Company's investment management business including the business of the sub-advisers are subject to various federal and state laws and regulations. These laws and regulations are primarily intended to benefit the investment product holder and generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict the Company (and any sub-adviser) from carrying on its investment management business in the event that it fails to comply with such laws and regulations. In such event, the possible sanctions, which may be imposed, include the suspension of individual employees, limitations on the Company's engaging in the investment management business for specified periods of time, the revocation of the Advisers' registrations as investment advisers or other censures and fines.

The Company has received from the SEC the following requests for information, each of which we believe was sent broadly to several investment-management firms: a September 4, 2003 letter regarding mutual fund "market timing" and related topics, a September 11, 2003 letter regarding the valuation of portfolio securities of funds that invest at least a majority of assets in securities that trade in non-US markets and frequent trading in such funds, a January 29, 2004 letter regarding mutual fund revenue sharing and fund portfolio brokerage commissions, and a February 4, 2004 letter regarding high yield municipal bond funds. In addition, the Company received a subpoena dated November 4, 2003 from the Securities Division of the Commonwealth of Massachusetts in connection with a proceeding brought by the Securities Division against the Boston, Massachusetts office of a national broker-dealer firm. The Company has responded to the SEC requests of September 4, September 11, January 29 and February 4 and is continuing to respond to various related follow up requests. The Company has also responded to the subpoena from the Massachusetts Securities Division. In responding to these various requests, the Company has identified certain deficiencies in its historical e-mail archives, and the Company is taking steps to improve its overall record retention practices. The Company has from time to time discovered instances where fund shareholders traded in and out of a fund more frequently than appropriate. In addition, during the process of responding to the requests referenced above, the Company identified certain additional instances where fund shareholders were able to trade in and out of a fund more frequently than appropriate, which occurred in most cases because they traded in dollar amounts below the monitoring threshold established to implement the funds' policy. In the regular course of its business, whenever the Company has identified inappropriate trading activity in a fund, it has taken steps to terminate the related account.

The Company's officers, directors, and employees may, from time to time, own securities that are also held by one or more of the funds. The Company's internal policies with respect to individual investments require prior clearance of all transactions in securities of the Company and other restrictions are imposed with respect to transactions in the Company's exchange-traded fund securities. Employees who are access persons of Rittenhouse, Symphony, NWQ, or the Nuveen investment disciplines are subject to additional restrictions with respect to the pre-clearance of the purchase or sale of securities held in, or considered for, investor accounts and funds. These restrictions are based on the position of the employee and his or her access to or participation in the investment process of the adviser. The Company also requires employees to report all securities transactions, and restricts certain transactions so as to avoid the possibility of conflicts of interest.

FORWARD-LOOKING INFORMATION

From time to time, information we provide or information included in our filings with the SEC (including this report on Form 10-K) may contain statements that are not historical facts, but are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or future financial performance and reflect management's expectations and opinions. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "could," "would," "should," "expect," "plan," "anticipate," "intend," "believe," "estimate," "predict" or "potential" or comparable terminology. These statements are only predictions, and our actual future results may differ significantly from those anticipated in any forward-looking statements due to numerous known and unknown risks, uncertainties and other factors. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed below. These factors may not be exhaustive, and we cannot predict the extent to which any factor, or combination of factors, may cause actual results to differ materially from those predicted in any forward-looking statements. We undertake no responsibility to update publicly or revise any forward-looking statements.

Risks, uncertainties and other factors that pertain to our business and the effects of which may cause our assets under management, earnings, revenues, profit margins, and/or our stock price to decline include: (1) the effects of the substantial competition that we, like all market participants, face in the investment management business, including competition for continued access to the brokerage firms' retail distribution systems and "wrap fee" managed account programs where the loss of such access would cause a resulting loss of assets;
(2) the adverse effects of declines in
 securities markets on our assets under management and future offerings; (3) the adverse effects of increases in interest rates from their present levels on the net asset value of our assets under management that are invested in fixed-income securities and the magnifying effect such increases in interest rates may have on our leveraged closed-end exchange-traded funds; (4) the adverse effects of poor investment performance by our managers or declining markets resulting in redemptions, loss of clients, and declines in asset values; (5) our failure to comply with contractual requirements and/or guidelines in our client relationships, which could result in losses that the client could seek to recover from us and in the client withdrawing its assets from our management;
(6) the competitive pressures on the management fees we charge; (7) our failure to comply with various government regulations such as the Investment Advisers Act and the Investment Company Act of 1940 and other federal and state securities laws that impose, or may in the future impose, numerous obligations on investment advisers and managed funds and accounts and the Securities Exchange Act of 1934 and other federal and state securities laws and the rules of the NASD Regulation, Inc. that impose, or may in the future impose, numerous obligations on our broker dealer Nuveen Investments, LLC, where the failure to comply with such requirements could cause the SEC or other regulatory authorities to institute proceedings against our investment advisers and/or broker dealer and impose sanctions ranging from censure and fines to termination of an investment adviser or broker dealer's registration and otherwise prohibiting an adviser from serving as an adviser; (8) our reliance on revenues from investment management contracts that are subject to annual renewal by the independent board of trustees overseeing the related funds according to their terms; (9) the loss of key employees that could lead to loss of assets; (10) burdensome regulatory developments brought in response to perceived industry-wide regulatory violations, including possible government regulation of the amount and level of fees charged by investment advisers; (11) the impact of recent accounting pronouncements; and (12) unforeseen developments in litigation involving the securities industry or the Company.

AVAILABLE INFORMATION

The Company's website is www.nuveen.com. The Company makes available free of charge through its internet site, via a link to a third party provider, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Forms 3, 4 and 5 filed on behalf of directors and executive officers, and any amendments to these reports filed or furnished pursuant to the Securities Exchange Act of 1934 as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

ITEM 2. PROPERTIES

The Company, headquartered in Chicago, has offices in New York, NY, Irvine, CA, Los Angeles, CA, San Francisco, CA and Radnor, PA and has sales representatives located nationally. The Company leases approximately 253,000 square feet of office space across the country. Management believes that the Company's facilities are adequate to serve its currently anticipated business needs. The Company has also used, registered, and/or applied to register certain service marks to distinguish its investment products and services from its competitors in the U.S. and in foreign countries and jurisdictions. The Company enforces its service marks and other intellectual property rights in the U.S. and abroad.

ITEM 3. LEGAL PROCEEDINGS

From time to time in the ordinary course of business, the Company is involved in legal matters such as disputes with employees or customers. There are currently no such significant matters.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the quarter ended December 31, 2003.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages and positions of the executive officers of the Company as of December 31, 2003, are set forth below. Unless otherwise indicated in the following descriptions, each of the following executive officers and other key officers has held his or her current position with the Company or its predecessor for more than the past five years.

 EXECUTIVE OFFICERS                                  AGE      PRINCIPAL POSITION
 ------------------                                  ---      ------------------
 Timothy R. Schwertfeger........................     54       Chairman, Chief Executive Officer and Director
 John P. Amboian................................     42       President and Director
 Allen J. Williamson............................     49       Group President, Managed Assets
 William Adams IV...............................     48       Executive Vice President, Structured Investments
 Alan G. Berkshire..............................     43       Senior Vice President and General Counsel
 Margaret E. Wilson.............................     48       Senior Vice President, Finance

All executive officers of the Company serve at the pleasure of the Company's board of directors. There are no family relationships between any of the Company's executive officers, key officers and directors, and there are no arrangements or understandings between any of these executive officers and any other persons pursuant to which the executive officer was appointed. Each of Mr. Schwertfeger and Mr. Amboian is party to an employment agreement with the Company for a three-year term ending October 31, 2005, subject to automatic one-year extensions if the executive remains employed by the Company.

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

Mr. Williamson has been Group President, Managed Assets since joining the Company in August 2000. Prior thereto, Mr. Williamson served as Director of Sales and Marketing for Merrill Lynch Client Advisory Services since August 1998. Prior thereto, he was a Managing Director.

Mr. Adams has been Executive Vice President, U.S. Fund Products of the Company since December 1999. Prior thereto, Mr. Adams was Managing Director of Structured Investments effective September 1997 and Vice President and Manager, Corporate Marketing effective August 1994.

Mr. Berkshire has been Senior Vice President and General Counsel of the Company since April 1999 and Secretary since May 1998. He joined the Company in September 1997 as Vice President and General Counsel. Prior thereto he was a Partner at the law firm of Kirkland & Ellis since October 1992.

Mrs. Wilson has been Senior Vice President, Finance since April of 1999. She joined the Company as Vice President and Controller in February 1998. Prior thereto, Mrs. Wilson was Chief Financial Officer at Sara Lee Bakery, a division of Sara Lee Corporation, from November 1996 until February 1998 and a Controller with Kraft Foods from September 1991 until November 1996.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

At December 31, 2003, there were approximately 5,100 shareholders of record of the Company's Class A common stock. Other information required by this item is contained in footnote 14 on page 31 of the Registrant's 2003 Annual Report to Shareholders (the "2003 Annual Report") and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

The "Five Year Financial Summary" section on page 32 of the 2003 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The "Management's Discussion and Analysis of Financial Condition and Results of Operations" section on pages 7 through 13 of the 2003 Annual Report is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The "Market Risk" section on page 12 of the 2003 Annual Report is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data on pages 14 through 31 of the 2003 Annual Report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Effective as of December 31, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chairman and Chief Executive Officer, President and Senior Vice President, Finance of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, the Company's Chairman and Chief Executive Officer, President and Senior Vice President, Finance concluded that the Company's disclosure controls and procedures are effective and no changes are required at this time. In connection with management's evaluation, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended December 31, 2003 were identified that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the Registrant's executive officers is included in Part I of this report. Information concerning our directors is incorporated by reference to the 2004 Proxy Statement under the "Nominees for Directors" subsection and the "Nominees for Class B Directors" subsection in the "Election of Directors" section. Information concerning the compliance of our officers, directors and 10% stockholders with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information contained in the 2004 Proxy Statement under the heading "Section 16(a) Beneficial Ownership Reporting Compliance". The information regarding Audit Committee members and "audit committee financial experts" is incorporated by reference to the information contained in the 2004 Proxy Statement under the "Audit Committee" subsection of the "Committees of the Board of Directors" subsection of the "Corporate Governance" Section. Information regarding the Company's Corporate Governance Guidelines is incorporated by reference to the information contained in the 2004 Proxy Statement under the "Corporate Governance Guidelines" subsection of the "Corporate Governance" section. The Company has not yet adopted a code of ethics for the Chief Executive Officer and the Chief Financial Officer. The Company expects to adopt at the annual meeting of shareholders, a Code of Business Conduct and Ethics, which will apply broadly to all employees, officers and directors and will also include specific provisions applying to the Chief Executive Officer, Chief Financial Officer and other senior financial officers, in compliance with regulatory requirements. The Company has an existing Code of Ethics and various related compliance procedures that apply to its business as an investment manager and sponsor of investment products, and the conduct of its employees and executives. Upon its adoption, the Company will promptly post its Code of Business Conduct and Ethics on its website at www.nuveen.com and make it available in print to shareholders who request a copy. In addition, the Company will promptly post on its website any amendments or waivers of its Code of Business Conduct and Ethics which apply to the Chief Executive Officer, Chief Financial Officer, and other senior financial officers.

ITEM 11. EXECUTIVE COMPENSATION

The "Executive Compensation", "Retirement Plans" and "Employment Agreements" sections, and the "Compensation of Directors" subsection in the "Election of Directors" section of the 2004 Proxy Statement are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The "Beneficial Ownership of the Company's Common Stock" section of the 2004 Proxy Statement is incorporated herein by reference.

The following table sets forth certain information as of December 31, 2003 about equity compensation plans at December 31, 2003 that have been approved by security holders. The Company has no such plans that have not been approved by security holders.

     EQUITY COMPENSATION PLAN INFORMATION


                                                                                     NUMBER OF SECURITIES
                                                                                     REMAINING AVAILABLE FOR
                                NUMBER OF SECURITIES TO       WEIGHTED-AVERAGE       FUTURE ISSUANCE UNDER
                                BE ISSUED UPON EXERCISE       EXERCISE PRICE OF      EQUITY COMPENSATION PLANS
                                OF OUTSTANDING OPTIONS,       OUTSTANDING OPTIONS,    (EXCLUDING SECURITIES
PLAN CATEGORY                     WARRANTS AND RIGHTS         WARRANTS AND RIGHTS    REFLECTED IN COLUMN (a))
                                  -------------------         -------------------    ------------------------
                                        (a)                         (b)                        (c)
Equity compensation
  plans approved by
  security holders..........          17,725,490(1)               $19.85                   4,107,408(2)
Equity compensation
  plans not approved by
  security holders..........                 N/A                     N/A                         N/A

Total.......................          17,725,490                  $19.85                   4,107,408

(1) Excludes 513,042 shares of restricted stock granted under the compensation plan approved by shareholders. Of such shares, 50,542 shares have not been delivered because the restrictive period has not yet lapsed, and the receipt of the remaining shares has been deferred by the recipient beyond the expiration of the restrictive period.

(2) All such shares are available for issuance pursuant to stock option awards. Of these shares, 1,731,958 are also available for issuance pursuant to restricted stock awards.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The "Certain Relationships and Related Transactions" section of the 2004 Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The "Fees and Services of Independent Auditors" section the 2004 Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) FILED DOCUMENTS. The following documents are filed as part of this report:

1.  Financial Statements:

                                                                                                                NUMBER
                                                                                                                ------
Consolidated Balance Sheets -- December 31, 2003 and 2002                                                          *
Consolidated Statements of Income -- Years ended December 31, 2003, 2002 and 2001                                  *
Consolidated Statements of Changes in Common Stockholders' Equity - December 31, 2003, 2002 and 2001               *
Consolidated Statements of Cash Flows -- Years ended December 31, 2003, 2002 and 2001                              *
Notes to Consolidated Financial Statements                                                                         *

------------------

* Incorporated by reference to the 2003 Annual Report, which, except as specifically incorporated by reference in this Form 10-K, shall not be deemed to be filed with the SEC.

2.  Financial Statement Schedules: None

    All schedules are omitted because they are not required, are not applicable or the information is otherwise shown in the financial statements or notes thereto.

3.  Exhibits:

    See Exhibit Index on pages E-1 through E-8 hereof.

    The management contracts and compensatory plans and arrangements have been filed as Exhibits and are identified as such in the Exhibit Index which follows.

    (b) REPORTS ON FORM 8-K.

    On October 21, 2003, a report was furnished to the SEC on Form 8-K relating to the Company's October 21, 2003 press release announcing the Company's third quarter 2003 earnings results.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 12, 2004.

                                         NUVEEN INVESTMENTS, INC

                                         By: /s/ Margaret E. Wilson
                                            ------------------------------------
                                            Margaret E. Wilson
                                            Senior Vice President, Finance
                                            Principal Financial and Accounting
                                              Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 12, 2004.

            SIGNATURE                                                TITLE
            ---------                                                -----
                 *                                      Chairman, Chief Executive Officer and
-------------------------------------                   Director (Principal Executive Officer)
       Timothy R. Schwertfeger

                 *                                      President, and Director
-------------------------------------
           John P. Amboian

                 *                                            Director
-------------------------------------
           Willard L. Boyd

                 *                                            Director
-------------------------------------
           Thomas A. Bradley

                 *                                            Director
-------------------------------------
             John L. Carl

                 *                                            Director
-------------------------------------
           W. John Driscoll

                 *                                            Director
-------------------------------------
            Jay S. Fishman

                 *                                            Director
-------------------------------------
            William H. Heyman

                 *                                            Director
-------------------------------------
            Duane R. Kullberg

                 *                                            Director
-------------------------------------
           Roderick A. Palmore

           /s/ Margaret E. Wilson                              Senior Vice President, Finance
-------------------------------------                   (Principal Financial and Accounting Officer)
           Margaret E. Wilson

*By        /s/Alan G. Berkshire
    ---------------------------------
           Alan G. Berkshire
       As Attorney-in-Fact for each
         of the persons indicated

                                  EXHIBIT INDEX
                                       to
                           ANNUAL REPORT ON FORM 10-K
                                     for the
                       FISCAL YEAR ENDED DECEMBER 31, 2003

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

  Exhibit                                                                                  Exhibit No.
Designation                           Exhibit                                             and Location
-----------                           -------                                             ------------
*3.1                  Restated Certificate of Incorporation of the       Exhibit 3.1 to Registration Statement on Form
                      Company                                            S-1 filed on April 2, 1992, File No. 33-46922
                                                                         (the "S-1 Registration Statement")

*3.2                  Certificate of Designations, Preferences and       Exhibit 3.1(a) to the Company's Form 10-Q for
                      Rights of 5% Cumulative convertible Preferred      quarter ended September 30, 2000 filed on
                      Stock of the Company                               November 11, 2000

*3.3                  Amendment to Restated Certificate of               Exhibit 3.1(b) to the Company's Form 10-K for
                      Incorporation of the Company                       year ended December 31, 2002

*3.4                  Certificate of Ownership and Merger                Exhibit 3.1(c) to the Company's Form 10-K for
                                                                         year ended December 31, 2002

*3.5                  Amended and Restated By-Laws of the Company        Exhibit 3.2 to the Company's Form 10-K for
                                                                         year ended December 31, 1993 filed on March
                                                                         29, 1994

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

*+10.3                Employment Agreement between the Company and       Exhibit 10.2 to the Company's 2002 Third
                      John P. Amboian, dated November 1, 2002            Quarter Form 10-Q

  Exhibit                                                                                  Exhibit No.
Designation                           Exhibit                                             and Location
-----------                           -------                                             ------------
*+10.4                Nuveen 1999 Executive Officer Performance Plan     Exhibit 10.3(b) to the Company's Form  10-K
                                                                         for year ended December 31, 1999

*+10.5                Nuveen 2002 Executive Officer Performance Plan     Exhibit 10.3(a) to the Company's Form 10-K for
                                                                         year ended December 31, 2001

*+10.6                Amended and Restated Profit Sharing Plan           Exhibit 10.4 to the Company's 1996 Form  10-K


*+10.7                Amended and Restated Rittenhouse Financial         Exhibit 10.4(a) to the Company's 1998 Form
                      Services, Inc. 1997 Equity Incentive Award Plan    10-K
*+10.8                Nuveen Investments, LLC Employees' Retirement      Exhibit 10.5 to the Company's Form 10-K for
                      Plan, as amended and restated effective January    year ended December 31, 2001 1,
                      1997

*+10.9                Excess Benefit Retirement Plan                     Exhibit 10.6 to the S-1 Registration Statement

*+10.10               The Company Deferred Bonus Plan                    Exhibit 10.7(a) to the Company's 1999 Form
                                                                         10-K

*10.11                Lease dated January 22, 1998 between Overseas      Exhibit 10.8(c) to the Company's 1998 Form
                      Partners (333), Inc. and Nuveen Investments, LLC   10-K

*10.12                Form of Investment Management Agreement and        Exhibit 10.9 to the Company's Form 10-K for
                      Expense Reimbursement Agreement between Nuveen     year ended December 31, 2001
                      Advisory Corp. and each Nuveen Closed-End Fund
                      managed by Nuveen Advisory Corp.

*10.13                Form of Investment Management Agreement between    Exhibit 10.9(a) to the Company's Form 10-K for
                      Nuveen Advisory Corp. and each Nuveen Open-End     year ended December 31, 2001
                      Municipal Fund managed by Nuveen Advisory Corp.

*10.14                Form of Annual Renewal of Investment Management    Exhibit 10.9(b) to the Company's Form 10-K for
                      Agreement between Nuveen Advisory Corp. and        year ended December 31, 2001
                      Nuveen Closed/Open-End Municipal Fund managed by
                      Nuveen Advisory Corp.

*10.15                Investment Management Agreement between Nuveen     Exhibit 10.10 to the Company's Form 10-K for
                      Institutional Advisory Corp. and each Nuveen       year ended December 31, 2001
                      Select Tax-Free Income Portfolio

  Exhibit                                                                                  Exhibit No.
Designation                           Exhibit                                             and Location
-----------                           -------                                             ------------
*10.15(a)             Form of Annual Renewal of Investment Management    Exhibit 10.10(a) to the Company's Form 10-K
                      Agreement between Nuveen Institutional Advisory    for year ended December 31,
                      2001 Corp. and each Nuveen Select Tax-Free Income
                      Portfolio

*10.16                Investment Management Agreement between Nuveen     Exhibit 10.10(a) to the Company's Form 10-K
                      Investment Trust and Nuveen Institutional          for year ended December 31, 1996
                      Advisory Corp.

*10.16(a)             Form of Annual Renewal of Investment Management    Exhibit 10.11(a) to the Company's Form 10-K
                      Agreement between Nuveen Investment Trust and      for year ended December 31, 2001
                      Nuveen Institutional Advisory Corp.

*10.16(b)             Investment Sub-Advisory Agreement between Nuveen   Exhibit 10.11(b) to the Company's Form 10-K
                      Institutional Advisory Corp. and Institutional     for year ended December 31, 2001
                      Capital Corporation

*10.16(c)             Addendum to Investment Sub-Advisory Agreement      Exhibit 10.11(c) to the Company's Form 10-K
                      between Nuveen Institutional Advisory Corp. and    for year ended December 31, 2001
                      Institutional Capital Corp.

*10.16(d)             Form of Notice of Continuance of Investment        Exhibit 10.11(d) to the Company's Form 10-K
                      Sub-Advisory Agreement between Nuveen              for year ended December 31, 2001
                      Institutional Advisory Corp. and Institutional
                      Capital Corporation

*10.16(e)             Investment Sub-Advisory Agreement between Nuveen   Exhibit 10.11(e) to the Company's Form 10-K
                      Institutional Advisory Corp. and NWQ Investment    for year ended December 31, 2002
                      Management Company, LLC

*10.17                Investment Management Agreement between Nuveen     Exhibit 10.12 to the Company's Form 10-K for
                      Investment Trust II and Nuveen Institutional       year ended December 31, 2001
                      Advisory Corp.

*10.17(a)             Form of Annual Renewal of Investment Management    Exhibit 10.12(a) to the Company's Form 10-K
                      Agreement between Nuveen Investment Trust II and   for year ended December 31,2001
                      Nuveen Institutional Advisory Corp.

*10.17(b)             Investment Sub-Advisory Agreement between Nuveen   Exhibit 10.10 (d)(i) to the Company's 1999
                      Institutional Advisory Corp. and Columbus Circle   Form  10-K
                      Investors LLC

  Exhibit                                                                                  Exhibit No.
Designation                           Exhibit                                             and Location
-----------                           -------                                             ------------
*10.17(c)             Form of Notice of Continuance of Investment        Exhibit 10.12(c) to the Company's Form 10-K
                      Sub-Advisory Agreement between Columbus Circle     for year ended December 31, 2001
                      Investors LLC and Nuveen Institutional Advisory
                      Corp.

*10.17(d)             Investment Sub-Advisory Agreement between          Exhibit 10.12(d) to the Company's Form 10-K
                      Nuveen Institutional Advisory Corp. and NWQ        for year ended December 31, 2002
                      Investment Management Company, LLC

*10.18                Investment Management Agreement between Nuveen     Exhibit 10.13 to the Company's Form 10-K for
                      Senior Income Fund and Nuveen Institutional        year ended December 31, 2002
                      Advisory Corp.

*10.18(a)             Investment Sub-Advisory Agreement between Nuveen   Exhibit 10.13(a) to the Company's Form 10-K
                      Institutional Advisory Corp. and Symphony Asset    for year ended December 31, 2002
                      Management LLC

*10.19                Investment Management Agreement between Nuveen     Exhibit 10.14 to the Company's Form 10-K for
                      Floating Rate Fund and Nuveen Institutional        year ended December 31, 2002
                      Advisory Corp.

*10.19(a)             Investment Sub-Advisory Agreement between Nuveen   Exhibit 10.14(a) to the Company's Form 10-K
                      Institutional Advisory Corp. and Symphony Asset    for year ended December 31, 2002
                      Management LLC

*10.20                Investment Management Agreement between Nuveen     Exhibit 10.15 to the Company's Form 10-K for
                      Real Estate Income Fund and Nuveen Institutional   year ended December 31, 2001
                      Advisory Corp.

*10.20(a)             Investment Sub-Advisory Agreement between Nuveen   Exhibit 10.15(a) to the Company's Form 10-K
                      Institutional Advisory Corp. and Security          for year ended December 31, 2001
                      Capital Research & Management Incorporated

*10.21                Investment Management Agreement between Nuveen     Exhibit 10.3 to the Company's 2002 Third
                      Quality Preferred Income Fund and Nuveen           Quarter 10-Q
                      Institutional Advisory Corp.

*10.21(a)             Investment Sub-Advisory Agreement between Nuveen   Exhibit 10.3(a) to the Company's 2002 Third
                      Institutional Advisory Corp. and Spectrum Asset    Quarter 10-Q
                      Management, Inc.

  Exhibit                                                                                  Exhibit No.
Designation                           Exhibit                                             and Location
-----------                           -------                                             ------------
*10.22                Investment Management Agreement between Nuveen     Exhibit 10.4 to the Company's 2002 Third
                      Quality Preferred Income Fund and Nuveen           Quarter 10-Q
                      Institutional Advisory Corp. 2

*10.22(a)             Investment Sub-Advisory Agreement between Nuveen   Exhibit 10.4(a) to the Company's 2002 Third
                      Institutional Advisory Corp. and Spectrum Asset    Quarter 10-Q
                      Management, Inc.

*10.23                Investment Management Agreement between Nuveen     Exhibit 10.18 to the Company's Form 10-K for
                      Quality Preferred Income Fund 3 and Nuveen         year ended December 31, 2002
                      Institutional Advisory Corp.

*10.23(a)             Investment Sub-Advisory Agreement between Nuveen   Exhibit 10.18(a) to the Company's Form 10-K
                      Institutional Advisory Corp. and Spectrum Asset    for year ended December 31, 2002
                      Management, Inc.

*10.24                Investment Management Agreement between Nuveen     Exhibit 10.1 to the Company's 2003 First
                      Preferred and Convertible Income Fund and Nuveen   Quarter 10-Q
                      Institutional Advisory Corp.

*10.24(a)             Investment Sub-Advisory Agreement between Nuveen   Exhibit 10.2 to the Company's 2003 First
                      Institutional Advisory Corp. and Spectrum Asset    Quarter 10-Q
                      Management, Inc.

*10.24(b)             Investment Sub-Advisory Agreement between Nuveen   Exhibit 10.3 to the Company's 2003 First
                      Institutional Advisory Corp. and Froley, Revy      Quarter 10-Q
                      Investment Co., Inc.

*10.25                Investment Management Agreement between Nuveen     Exhibit 10.1 to the Company's 2003 Second
                      Preferred and Convertible Income Fund 2 and        Quarter 10-Q
                      Nuveen Institutional Advisory Corp.

*10.25(a)             Investment Sub-Advisory Agreement between Nuveen   Exhibit 10.2 to the Company's 2003 Second
                      Institutional Advisory Corp. and Spectrum Asset    Quarter 10-Q
                      Management, Inc.

*10.25(b)             Investment Sub-Advisory Agreement between Nuveen   Exhibit 10.3 to the Company's 2003 Second
                      Institutional Advisory Corp. and Froley, Revy      Quarter 10-Q
                      Investment Co., Inc.

  Exhibit                                                                                  Exhibit No.
Designation                           Exhibit                                             and Location
-----------                           -------                                             ------------
*10.26                Investment Management Agreement between Nuveen     Exhibit 10.1 to the Company's 2003 Third
                      Diversified Dividend and Income Fund and Nuveen    Quarter 10-Q
                      Institutional Advisory Corp.

*10.26(a)             Investment Sub-Advisory Agreement between Nuveen   Exhibit 10.2 to the Company's 2003 Third
                      Institutional Advisory Corp. and NWQ Investment    Quarter 10-Q
                      Management Company, Inc.

*10.26(b)             Investment Sub-Advisory Agreement between Nuveen   Exhibit 10.3 to the Company's 2003 Third
                      Institutional Advisory Corp. and Security          Quarter 10-Q
                      Capital Research & Management Incorporated

*10.26(c)             Investment Sub-Advisory Agreement between Nuveen   Exhibit 10.4 to the Company's 2003 Third
                      Institutional Advisory Corp. and Symphony Asset    Quarter 10-Q
                      Management, LLC

*10.26(d)             Investment Sub-Advisory Agreement between Nuveen   Exhibit 10.5 to the Company's 2003 Third
                      Institutional Advisory Corp. and Wellington        Quarter 10-Q
                      Management Company, LLP

10.27                 Investment Management Agreement and Expense                              --
                      Reimbursement Agreement between Nuveen Municipal
                      High Income Opportunity Fund and Nuveen Advisory
                      Corp.

*10.28                Registration Rights Agreement between the          Exhibit 10.13 to the Company's Form  10-K for
                      Company and The St. Paul Companies, Inc.           year ended December 31, 1992

*10.29                Acquisition Agreement, dated as of June 15,        Exhibit 2.1 to the Company's Form 8-K filed on
                      2001, by and among the Company, Barra, Inc.,       June 20, 2001
                      Symphony Asset Management, Inc., Maestro, LLC,
                      Symphony Asset Management LLC, Praveen K.
                      Gottipalli, Michael J. Henman, Neil L. Rudolph
                      and Jeffrey L. Skelton

  Exhibit                                                                                  Exhibit No.
Designation                           Exhibit                                             and Location
-----------                           -------                                             ------------
*10.30                Amendment to Acquisition Agreement, dated as of    Exhibit 10.4 to the Company's 2003 First
                      February 1, 2003, by and among the Company,        Quarter 10-Q
                      Barra, Inc., Symphony Asset Management, Inc.,
                      Maestro, LLC, Symphony Asset Management LLC,
                      Praveen K. Gottipalli, Michael J. Henman, Neil
                      L. Rudolph and Jeffrey L. Skelton

*10.31                Revolving Loan Agreement, dated as of July 29,     Exhibit 10.21 to the Company's 2002 Second
                      2002, between The St. Paul Companies, Inc. and     Quarter 10-Q
                      the Company

*10.32                Amendment to Revolving Loan Agreement, dated as    Exhibit 10.4 to the Company's 2003 Second
                      of July 15, 2003, between The St. Paul             Quarter 10-Q
                      Companies, Inc. and the Company

*10.33                Stock Purchase Agreement, dated as of May 28,      Exhibit 2.1 to the Company's Form 8-K filed on
                      2002, by and among Old Mutual (US) Holdings        August 14, 2002
                      Inc., NWQ Investment Management Company, Inc.
                      and the Company

*10.34                3-Year Credit Agreement, dated as of August 7,     Exhibit 10.6 to the Company's 2003 Third
                      2003, among the Company, Bank of America, N.A.,    Quarter 10-Q
                      Citibank, N.A. and Bank One, N.A.

*10.35                364 Day Credit Agreement, dated as of August 7,    Exhibit 10.7 to the Company's 2003 Third
                      2003, among the Company, Bank of America, N.A.,    Quarter 10-Q
                      Citibank, N.A. and Bank One, N.A.

*10.36                Note Purchase Agreement, dated as of September     Exhibit 10.8 to the Company's 2003 Third
                      19, 2003, relating to $300,000,000 principal       Quarter 10-Q
                      amount of 4.22% Senior Notes Due September 19,
                      2008.

  13                  Annual Report to Shareholders for the fiscal                             --
                      year ended December 31, 2003

  21                  Subsidiaries of the Company                                              --

  23                  Independent Auditors' Consent                                            --

  24                  Power of Attorney                                                        --

  Exhibit                                                                                  Exhibit No.
Designation                           Exhibit                                             and Location
-----------                           -------                                             ------------

  31.1                Certification of Chief Executive Officer                                 --
                      pursuant to Rule 13a-14(a) of the Securities
                      Exchange Act of 1934

  31.2                Certification of President pursuant to Rule                              --
                      13a-14(a) of the Securities Exchange Act of 1934

  31.3                Certification of Principal Financial and                                 --
                      Accounting Officer pursuant to Rule 13a-14(a) of
                      the Securities Exchange Act of 1934

  32.1                Certification of Chief Executive Officer                                 --
                      pursuant to 18 U.S.C. Section 1350, as adopted
                      pursuant to Section 906 of the Sarbanes-Oxley
                      Act of 2002.

  32.2                Certification of President pursuant to 18 U.S.C. Section                 --
                      1350, as adopted pursuant to Section 906 of the
                      Sarbanes-Oxley Act of 2002.

  32.3                Certification of Principal Financial and                                 --
                      Accounting Officer pursuant to 18 U.S.C. Section
                      1350, as adopted pursuant to Section 906 of the
                      Sarbanes-Oxley Act of 2002

* Previously filed; incorporated herein by reference.

+ Management contracts and compensatory plans and arrangements.