Form 10-Q
period 2004-03-31
NUVEEN INVESTMENTS INC
filed 2004-05-10
CIK 885708

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2004

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

         At April 30, 2004, there were 92,677,690 shares of the Company's Common Stock outstanding, consisting of 19,352,476 shares of Class A Common Stock, $.01 par value, and 73,325,214 shares of Class B Common Stock, $.01 par value.

                            NUVEEN INVESTMENTS, INC.

                                TABLE OF CONTENTS

                                                                       Page No.
                                                                       --------
PART I. FINANCIAL INFORMATION

   ITEM 1. FINANCIAL STATEMENTS

        Consolidated Balance Sheets (Unaudited),
             March 31, 2004 and December 31, 2003                          3

        Consolidated Statements of Income (Unaudited),
             Three Months Ended March 31, 2004 and 2003                    4

        Consolidated Statement of Changes in Common Stockholders'
             Equity (Unaudited), Three Months Ended March 31, 2004         5

        Consolidated Statements of Cash Flows (Unaudited),
             Three Months Ended March 31, 2004 and 2003                    6

        Notes to Consolidated Financial Statements
             (Unaudited)                                                   7

   ITEM 2.

        Management's Discussion and Analysis of
             Financial Condition and Results of Operations                14

   ITEM 3.

        Quantitative and Qualitative Disclosures About Market Risk        23

   ITEM 4.

        Controls and Procedures                                           23

PART II. OTHER INFORMATION

   Item 1 through Item 6                                                  24

   Signatures                                                             27

                         PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                            NUVEEN INVESTMENTS, INC.

                          CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                      MARCH 31,     DECEMBER 31,
                                                                                                         2004          2003
                                                                                                      ----------    ------------
ASSETS
Cash and cash equivalents                                                                             $ 154,277      $ 161,584
Management and distribution fees receivable                                                              46,331         54,972
Other receivables                                                                                        15,042         10,103
Furniture, equipment, and leasehold improvements, at cost less accumulated depreciation
      and amortization of $46,441 and $44,543, respectively                                              28,876         29,973
Other investments                                                                                        73,291         70,721
Goodwill                                                                                                548,447        535,271
Other intangible assets, net of accumulated amortization of $11,933 and $10,634, respectively            57,217         58,516
Other assets                                                                                             40,111         33,253
                                                                                                      ---------      ---------
                                                                                                      $ 963,592      $ 954,393
                                                                                                      =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
      Notes payable                                                                                   $ 303,593      $ 302,113
      Accounts payable                                                                                   42,246         33,242
      Accrued compensation and other expenses                                                            37,333         67,915
      Deferred compensation                                                                              33,946         30,707
      Deferred income tax liability, net                                                                 29,944         28,526
      Other liabilities                                                                                  24,226         23,709
                                                                                                      ---------      ---------
            Total liabilities                                                                           471,288        486,212
                                                                                                      ---------      ---------

Minority interest                                                                                         1,120          4,228

Common stockholders' equity:
      Class A Common stock, $.01 par value; 160,000,000 shares authorized;                                  476            476
            47,586,266 shares issued
      Class B Common stock, $.01 par value; 80,000,000 shares authorized;                                   733            733
            73,325,214 shares issued
      Additional paid-in capital                                                                        168,444        162,484
      Retained earnings                                                                                 796,864        774,689
      Unamortized cost of restricted stock awards                                                           (32)           (50)
      Accumulated other comprehensive loss                                                               (1,847)        (2,641)
                                                                                                      ---------      ---------
                                                                                                        964,638        935,691
      Less common stock held in treasury, at cost (28,066,990 and 28,405,108 shares, respectively)     (473,454)      (471,738)
                                                                                                      ---------      ---------
      Total common stockholders' equity                                                                 491,184        463,953
                                                                                                      ---------      ---------
                                                                                                      $ 963,592      $ 954,393
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

                            NUVEEN INVESTMENTS, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                                   UNAUDITED
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                ----------------------
                                                                   2004         2003
                                                                ---------    ---------
Operating revenues:
       Investment advisory fees from assets under management    $ 112,355    $  95,244
       Product distribution                                         2,427        1,584
       Performance fees/other revenue                               4,912        4,719
                                                                ---------    ---------
            Total operating revenues                              119,694      101,547

Operating expenses:
       Compensation and benefits                                   33,213       28,880
       Advertising and promotional costs                            3,019        2,555
       Occupancy and equipment costs                                4,813        4,902
       Amortization of intangible assets                            1,299        1,302
       Travel and entertainment                                     1,863        1,781
       Outside and professional services                            5,446        4,545
       Other operating expenses                                     4,874        3,277
                                                                ---------    ---------
            Total operating expenses                               54,527       47,242

Operating income                                                   65,167       54,305

Non-operating income/(expense)                                        199         (981)
                                                                ---------    ---------

Income before taxes                                                65,366       53,324

Income taxes                                                       25,362       20,690
                                                                ---------    ---------

Net income                                                      $  40,004    $  32,634
                                                                =========    =========

Average common and common equivalent shares outstanding:

       Basic                                                       92,867       92,566
                                                                =========    =========

       Diluted                                                     96,305       95,687
                                                                =========    =========
Earnings per common share:
       Basic                                                    $    0.43    $    0.35
                                                                =========    =========

       Diluted                                                  $    0.42    $    0.34
                                                                =========    =========

See accompanying notes to consolidated financial statements.

                            NUVEEN INVESTMENTS, INC.
        CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY
                                   UNAUDITED
                                 (IN THOUSANDS)

                                                                           UNAMORTIZED    ACCUMULATED
                                   CLASS A  CLASS B  ADDITIONAL               COST OF        OTHER
                                    COMMON   COMMON   PAID-IN    RETAINED   RESTRICTED   COMPREHENSIVE    TREASURY
                                    STOCK    STOCK    CAPITAL    EARNINGS  STOCK AWARDS  INCOME/(LOSS)     STOCK       TOTAL
                                   -------  -------  ----------  --------  ------------  -------------  -----------  ----------
Balance at December 31, 2003       $   476  $   733  $  162,484  $774,689  $       (50)  $     (2,641)  $ (471,738)  $ 463,953
 Net income                                                        40,004                                               40,004
 Cash dividends paid                                              (13,963)                                             (13,963)
 Amortization of restricted
      stock awards                                                                  18                                      18
 Purchase of treasury stock                                                                                (17,705)    (17,705)
 Exercise of stock options                                         (3,790)                                  15,740      11,950
 Issuance of deferred stock                                           (76)                                     249         173
 Tax benefit of options exercised                         5,960                                                          5,960
 Other                                                                                            794                      794
                                   -------  -------  ----------  --------  -----------   ------------   ----------   ---------
Balance at March 31, 2004          $   476  $   733  $  168,444  $796,864  $       (32)  $     (1,847)  $ (473,454)  $ 491,184
                                   =======  =======  ==========  ========  ===========   ============   ==========   =========

See accompanying notes to consolidated financial statements.

                            NUVEEN INVESTMENTS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED
                                 (IN THOUSANDS)

                                                                      THREE MONTHS ENDED MARCH 31,
                                                                      ----------------------------
                                                                          2004            2003
                                                                      ------------    ------------
Cash flows from operating activities:
     Net income                                                        $  40,004       $  32,634
     Adjustments to reconcile net income to net cash
         provided from operating activities:
           Deferred income taxes                                             953           3,486
           Depreciation of office property and equipment                   1,914           1,887
           Amortization of intangible assets                               1,299           1,302
           Amortization of debt related costs, net                           (97)              -
     Net (increase) decrease in assets:
           Management and distribution fees receivable                     8,641          12,967
           Other receivables                                              (4,939)          4,691
           Other assets                                                   (6,857)         (5,249)
     Net increase (decrease) in liabilities:
           Accrued compensation and other expenses                       (30,582)        (22,840)
           Deferred compensation                                           3,239           1,407
           Accounts payable                                                9,004           5,867
           Other liabilities                                                 (91)          2,292
     Other                                                                 6,065           1,052
                                                                       ---------       ---------
                         Net cash provided from operating activities      28,553          39,496
                                                                       ---------       ---------

Cash flows from financing activities:
     Dividends paid                                                      (13,963)        (12,030)
     Proceeds from stock options exercised                                11,950           2,875
     Acquisition of treasury stock                                       (17,705)        (13,746)
     Net private placement related items                                   1,645               -
                                                                       ---------       ---------
                         Net cash used for financing activities          (18,073)        (22,901)
                                                                       ---------       ---------

Cash flows from investing activities:
     Net purchase of office property and equipment                          (816)         (2,046)
     Proceeds from sales of investment securities                          1,003              48
     Purchases of investment securities                                   (4,225)           (613)
     Contingent consideration for Symphony acquisition                      (253)         (2,921)
     Repurchase of NWQ Class 2 minority members' interests               (15,424)              -
     Other                                                                 1,928             (69)
                                                                       ---------       ---------
                         Net cash used for investing activities          (17,787)         (5,601)
                                                                       ---------       ---------

Decrease/increase in cash and cash equivalents                            (7,307)         10,994

Cash and cash equivalents:
     Beginning of year                                                   161,584          70,480
                                                                       ---------       ---------
     End of period                                                     $ 154,277       $  81,474
                                                                       ---------       ---------

Supplemental Information:
     Taxes paid                                                        $  13,436       $   8,419
     Interest paid                                                     $   6,596       $   2,008

See accompanying notes to consolidated financial statements.

                            NUVEEN INVESTMENTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2004

NOTE 1 BASIS OF PRESENTATION

The unaudited consolidated financial statements include the accounts of Nuveen Investments, Inc. and its majority-owned subsidiaries ("the Company" or "Nuveen Investments") and have been prepared in conformity with accounting principles generally accepted in the United States of America. These financial statements have also been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures have been omitted pursuant to such rules and regulations. As a result, these financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's latest annual report on Form 10-K. Certain amounts in the prior year financial statements have been reclassified to conform to the 2004 presentation. These reclassifications had no effect on previously reported net income or stockholders' equity.

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

NOTE 2 EARNINGS PER COMMON SHARE

The following table sets forth a reconciliation of net income and the weighted average common shares used in the basic and diluted earnings per share computations for the three-month periods ended March 31, 2004 and March 31, 2003.

In thousands,                                 For the three months ended
except per share data                March 31, 2004                March 31, 2003
                             ----------------------------   ----------------------------
                               Net              Per-share    Net               Per-share
                             income    Shares    amount     income    Shares     amount
                             -------   ------   ---------   -------   ------   ---------
Basic EPS                    $40,004   92,867     $0.43     $32,634   92,566     $0.35
  Dilutive effect of:
    Deferred stock awards          -      451                     -      463
    Employee stock options         -    2,987                     -    2,658
                             -------   ------               -------   ------
Diluted EPS                  $40,004   96,305     $0.42     $32,634   95,687     $0.34
                             -------   ------     -----     -------   ------     -----

Options to purchase 3,261,702 and 8,558,600 shares of the Company's common stock were outstanding at March 31, 2004 and 2003, respectively, but were not included in the computation of diluted earnings per share because the options' respective weighted average exercise prices of $29.04 and $26.69 per share were greater than the average market price of the Company's common shares during the applicable period.

NOTE 3 NET CAPITAL REQUIREMENT

Nuveen Investments, LLC, the Company's wholly owned broker/dealer subsidiary, is subject to the Securities and Exchange Commission Rule 15c3-1, the "Uniform Net Capital Rule," which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, as these terms are defined in the Rule, shall not exceed 15 to 1. At March 31, 2004, Nuveen Investments, LLC's net capital ratio was 2.73 to 1 and its net capital was $12,348,293, which was $10,100,223 in excess of the required net capital of $2,248,070.

NOTE 4 GOODWILL AND INTANGIBLE ASSETS

The following table presents a reconciliation of activity in the balance of goodwill from December 31, 2003 to March 31, 2004 presented on our consolidated balance sheets (in thousands):

Goodwill
Balance at December 31, 2003                          $ 535,271
    Symphony acquisition - contingent consideration         253
    NWQ repurchase of Class 2 minority interests         12,923
                                                      ---------
Balance at March 31, 2004                             $ 548,447
                                                      ---------

As part of the NWQ acquisition, key employees purchased three classes of non-controlling member interests in NWQ (Class 2, Class 3, and Class 4 interests). The purchase allows NWQ key employees to participate in profits of NWQ above specified levels beginning January 1, 2003. Beginning in 2004 and continuing through 2008, the Company has the right to purchase the non-controlling members' respective interests in NWQ. On February 13, 2004, the Company exercised its right to call 100% of the Class 2 NWQ minority members' interests for $15.4 million. Of the total amount paid, approximately $12.9 million was recorded as goodwill, with the remainder being recorded as a return of capital.

Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," requires an annual goodwill impairment test. The results of our last annual test indicated that, as of May 31, 2003, there was no indication of potential impairment of goodwill. The Company's next annual goodwill impairment test will be as of May 31, 2004.

The following table presents gross carrying amounts and accumulated amortization amounts for intangible assets presented on our consolidated balance sheets at March 31, 2004 and December 31, 2003 (in thousands):

                                       At March 31, 2004        At December 31, 2003
                                    -----------------------   -----------------------
                                      Gross                     Gross
                                    Carrying    Accumulated   Carrying   Accumulated
Amortizable Intangible Assets        Amount    Amortization    Amount    Amortization
-----------------------------       --------   ------------   --------   ------------
Various previous acquisitions       $    459     $    459     $    459      $   459
Symphony-
    Customer relationships            43,800        6,001       43,800        5,445
    Internally developed software      1,622          864        1,622          783
    Favorable lease                      369          369          369          343
NWQ customer contracts                22,900        4,240       22,900        3,604
                                    --------     --------     --------     --------
        Total                       $ 69,150     $ 11,933     $ 69,150     $ 10,634
                                    --------     --------     --------     --------

The projected amortization for the next five years is approximately $3.8 million for the remaining nine months of 2004, and annual amortization of $5.1 million for 2005, $5.0 million for 2006, and $4.8 million for 2007 and 2008.

NOTE 5 STOCK-BASED COMPENSATION

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

                                             Three Months Ended
                                                  March 31
                                         --------------------------
                                            2004            2003
                                         -----------    -----------
Net income, as reported                  $   40,004     $   32,634

Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all
awards, net of related tax effects           (2,856)        (2,596)
                                         ----------     ----------

Pro forma net income                     $   37,148     $   30,038

Earnings per common share:

  Basic - as reported                    $     0.43     $     0.35
  Basic - pro forma                      $     0.40     $     0.32

  Diluted - as reported                  $     0.42     $     0.34
  Diluted - pro forma                    $     0.39     $     0.31

On April 20, 2004, the Company announced that it will begin expensing the cost of stock options effective April 1, 2004. The methodology to be used will result in a restatement of financial results for prior periods. If the Company had adopted this accounting change in the first quarter of 2004, net income would have been reduced by $2.9 million, and diluted EPS would have been reduced by $0.03 per share. Similarly, last year's first quarter diluted EPS would have been reduced by $0.03 per share.

NOTE 6 NOTES PAYABLE

As of March 31, 2004 and December 31, 2003, notes payable on the accompanying consolidated balance sheets were comprised of the following (in 000's):


                                              MARCH 31, 2004   DECEMBER 31, 2003
                                              --------------   -----------------
Private placement debt                           $300,000           $300,000
Net unamortized private placement fees             (1,725)            (1,787)
Net unamortized gains on unwinding of swaps         5,318              3,828
Fair value of open interest rate swap                   -                 72
                                                 --------           --------
    Total                                        $303,593           $302,113
                                                 ========           ========

On September 19, 2003, the Company issued $300 million of senior unsecured notes (the "private placement debt"). These notes mature on September 19, 2008 and carry a fixed coupon rate of 4.22%, payable semi-annually. These notes, which were issued at 100% of par, are unsecured, and are prepayable at any time in whole or in part. In the event of prepayment, the Company will pay an amount equal to par plus accrued interest plus a "make-whole premium," if applicable. Proceeds from the private placement debt were used to refinance existing debt and for general corporate purposes.

Given the volatility of Treasury bond yields prior to the anticipated pricing date (i.e., the date when the fixed coupon rate would be set), the Company entered into a series of rate lock transactions. The purpose of the treasury rate lock was to hedge against the risk that interest rates would rise prior to the pricing date. The prevailing treasury rate had declined by the time the private placement debt was priced and the rate lock transactions were settled for a payment by the Company of $1.5 million (see Note 7). The loss on settlement of these transactions is being amortized over the term of the private placement debt, resulting in an increase in interest expense above the fixed rate of 4.22%.

Also amortized over the term of the private placement debt are gains associated with several interest rate swap transactions entered into by the Company. These interest rate swap transactions, under which the Company agreed to pay variable rates of interest, hedged only a portion ($150 million) of the $300 million in fixed-rate private placement debt (see Note 7). Subsequently, the spread between floating and fixed rates narrowed and these interest rate swap transactions were terminated in September 2003, December 2003, and January 2004 and settled for payments to the Company of $3.2 million, $1.7 million, and $1.8 million, respectively. The resultant gains on settlement (net of interest accruals) of $3.2 million, $0.8 million, and $1.8 million are being amortized over the term of the private placement debt, effectively reducing interest expense.

As of March 31, 2004, there are no open interest rate swap transactions.

The total amount of notes payable at March 31, 2004 and December 31, 2003 on the consolidated balance sheets includes the amount of the $300 million private placement debt plus the unamortized gains of $5.3 million and $3.8 million, respectively, related to the terminated interest rate swaps. Also included as a reduction in notes payable at March 31, 2004 and December 31, 2003 is $1.7 million and $1.8 million, respectively, in unamortized private placement debt issuance costs. These costs are being amortized to interest expense over the term of the private placement debt. At March 31, 2004 and December 31, 2003, the fair value of our outstanding debt was $305.7 million and $299.2 million, respectively.

The Company also has lines of credit with a group of banks and a revolving loan agreement with its majority shareholder, The St. Paul Travelers Companies, Inc. ("St. Paul Travelers"). The line of credit with the group of banks is a revolving credit line of $250 million, entered into on August 7, 2003. This committed line is divided into two equal facilities-- one with a three-year term that expires in August 2006, and one with a term of 364 days that expires in August 2004. Proceeds from borrowings under this facility may be used for fulfilling day to day cash requirements and general corporate purposes including acquisitions, share repurchases and asset purchases. The rate of interest payable under the agreement is, at the Company's option, a function of one of various floating rate indices. The agreement requires the Company to pay a facility fee at an annual rate of 0.12% of the committed amount for the three-year facility and for the 364-day facility. The revolving loan agreement with St. Paul Travelers was entered into on July 31, 2002. This $250 million loan facility was originally set to expire on July 15, 2003, however it was amended prior to this expiration date to provide for no scheduled expiration date, but to specify that borrowings would be required to be repaid within 30 days demand by St. Paul Travelers. This loan facility carries a floating interest rate of LIBOR plus a margin of up to 0.25%. For the three months ended March 31, 2003, the weighted average annual interest rate on the St. Paul Travelers debt facility was 1.60%. As of March 31, 2004 and December 31, 2003, there were no amounts outstanding under these lines of credit.

NOTE 7 DERIVATIVE FINANCIAL INSTRUMENTS

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

As discussed in Note 6, in anticipation of the private placement debt issuance, the Company entered into a series of treasury rate lock transactions with an aggregate notional amount of $100 million. These treasury rate locks are accounted for as cash-flow hedges, as they hedged against the variability in future projected interest payments on the then-forecasted issuance of fixed rate debt (the private placement debt) attributable to changes in interest rates. The prevailing treasury rates had declined by the time of the private placement debt issuance and the locks were settled for a payment by the Company of $1.5 million. The Company has recorded this loss in "Accumulated Other Comprehensive Income/(Loss)" in the accompanying consolidated balance sheets, as the treasury rate locks were considered highly effective for accounting purposes in mitigating the interest rate risk on the forecasted debt issuance. Amounts accumulated in other comprehensive loss will be reclassified into earnings commensurate with the recognition of the interest expense on the newly issued debt.

Also as discussed in Note 6, the Company entered into a series of interest rate swap transactions. First, the Company entered into forward-starting interest rate swap transactions as hedges against changes in a portion of the fair value of the private placement debt. Under the agreements, payments were to be exchanged at specified intervals based on fixed and floating interest rates. All of the interest rate swap transactions were designated as fair value hedges to mitigate the changes in fair value of the hedged portion of the private placement debt. The Company determined that these interest rate swap transactions qualified for treatment under the short-cut method of SFAS No. 133 of measuring effectiveness. All of these interest rate swap transactions were terminated. The cancellation of these interest rate swap transactions resulted in a total gain to the Company of $5.7 million. These gains are being amortized over the term of the private placement debt, lowering the effective interest rate of the private placement debt.

Finally, the Company holds stock purchase warrants of the National Association of Securities Dealers ("NASD"), received in connection with our purchase of NASD common stock. These stock purchase warrants are considered to be derivatives, but are not designated as hedges. As of March 31, 2004 and December 31, 2003, these warrants are carried at a market value of $1,485 and $375 and are included in "Other investments" on the accompanying consolidated balance sheets. For the three months ended March 31, 2004, the Company has recorded approximately $1,110 of gains into income from continuing operations relating to the change in the market value of these derivatives during this period.

NOTE 8 RELATED PARTY TRANSACTIONS

On June 30, 2002, the Company made a loan of approximately $2.1 million to one of Symphony's prior owners, Maestro LLC. The members of Maestro LLC are also employees of Symphony. This uncollateralized, interest-bearing loan is payable on or before December 31, 2006 and carries an interest rate equal to the Applicable Federal Rate published by the Secretary of the Treasury (as of March 2004, the applicable interest rate was 3.34% per annum). Any 5-year contingent consideration payments required to be made by the Company relating to the Symphony acquisition may be used to offset this loan obligation. The 5-year contingent consideration amount paid during the three months ended March 31, 2004 of $252,620 has been used to offset a portion of this loan obligation. As of March 31, 2004 and December 31, 2003, the remaining note receivable of approximately $575,324 and $827,570, respectively, is included in other assets on our consolidated balance sheets.

NOTE 9 RETIREMENT PLANS

On December 23, 2003, the Financial Accounting Standards Board ("FASB") released a revised version of SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The revised version of SFAS No. 132 includes new interim disclosure requirements regarding components of net periodic benefit cost as well as estimated contributions. The following table presents the components of the net periodic retirement plans' benefit costs for the three months ended March 31, 2004 and March 31, 2003, respectively:

                                              Three Months                Three Months
                                          Ended March 31, 2004        Ended March 31, 2003
                                        ------------------------    ------------------------
                                          Total         Post-         Total          Post-
                                         Pension      retirement     Pension      retirement
                                        ----------    ----------    ----------    ----------
Service Cost                            $ 453,000     $  52,000     $ 414,995     $  108,173
Interest Cost                             442,000       116,000       415,244        129,673
Expected Return on Assets                (514,000)            -      (482,626)             -
Amortization of:
     Unrecognized Transition Asset              -             -             -              -
     Unrecognized Prior Service Cost        2,000       (66,000)        1,626          8,286
     Unrecognized (Gain)/Loss              54,000         5,000        43,992              -
                                        ---------     ---------     ---------     ----------

Total                                   $ 437,000     $ 107,000     $ 393,231     $  246,132
                                        =========     =========     =========     ==========

The Company does not expect to make any contributions during 2004 for its pension plans. For its postretirement benefit plan, the Company expects to contribute a total of $350,000 during 2004; for the first three months of 2004, the Company has contributed approximately $49,000.

                          PART I. FINANCIAL INFORMATION
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                                 MARCH 31, 2004

DESCRIPTION OF THE BUSINESS

Our principal businesses are asset management and related research as well as the development, marketing and distribution of investment products and services for the affluent, high-net-worth and the institutional market segments. We distribute our investment products and services, which include individually managed accounts, closed-end exchange-traded funds, and mutual funds, to the affluent and high-net-worth market segments through unaffiliated intermediary firms including broker/dealers, commercial banks, affiliates of insurance providers, financial planners, accountants, consultants and investment advisors. We also provide managed account services, including privately offered partnerships, to several institutional market segments and channels.

We derive a substantial portion of our revenue from investment advisory fees, which are recognized as services are performed. These fees are directly related to the market value of the assets we manage. Advisory fee revenues generally will increase with a rise in the level of assets under management. Assets under management will rise through sales of our investment products or through increases in the value of portfolio investments. Assets under management may also increase as a result of reinvestment of distributions from funds and accounts, and from reinvestment of distributions from company-sponsored defined portfolio (unit investment trust) products we have sponsored into shares of mutual funds. Fee income generally will decline when assets under management decline, as would occur when the values of fund portfolio investments decrease or when managed account withdrawals or mutual fund redemptions exceed gross sales and reinvestments.

In addition to investment advisory fees, we have two other sources of revenue:
(1) performance fees and (2) underwriting and distribution revenue. Performance fees are earned when investment performance on certain institutional accounts exceeds a contractual threshold. Accordingly, performance fee revenue will rise and fall with the performance of these accounts. These fees are recognized only at the performance measurement date contained in the individual account management agreement. Distribution revenue is earned when certain funds are sold to the public through financial advisors. Correspondingly, distribution revenue will rise and fall with the level of our sales of mutual fund products. Underwriting fees are earned on the distribution of shares of our exchange-traded funds through initial public offerings. The level of underwriting fees earned in any given year will fluctuate depending on the number of new funds offered, the size of the funds offered and the extent to which we participate as a member of the syndicate group underwriting the fund.

Sales of our products, and our profitability, are directly affected by many variables, including investor preferences for equity, fixed-income or other investments, the availability and attractiveness of competing products, market performance, continued access to distribution channels, changes in interest rates, inflation, and income tax rates and laws.

SUMMARY OF OPERATING RESULTS

The table presented below highlights the results of our operations for the first quarters of 2004 and 2003:

FINANCIAL RESULTS SUMMARY
COMPANY OPERATING STATISTICS
(in millions, except per share amounts)

QUARTER ENDED MARCH 31,                 2004         2003     % change
                                      ---------    --------   --------
Gross sales of investment products    $   6,092    $  4,196      45%
Net flows of investment products          3,797       2,105      80
Assets under management (1) (2)         100,923      81,360      24
Operating revenues                        119.7       101.5      18
Operating expenses                         54.5        47.2      15
Net income                                 40.0        32.6      23
Basic earnings per share                    .43         .35      23
Diluted earnings per share                  .42         .34      24
Dividends per share                         .15         .13      15

(1)      At period end.

(2)      Excludes defined portfolio assets under surveillance.

RESULTS OF OPERATIONS

The following discussion and analysis contains important information that should be helpful in evaluating our results of operations and financial condition, and should be read in conjunction with the consolidated financial statements and related notes.

Gross sales of investment products (which include new managed accounts, deposits into existing managed accounts and the sale of open-end and exchange-traded fund shares) for the quarter ended March 31, 2004 and 2003 are shown below:

GROSS INVESTMENT PRODUCT SALES
(in millions)

QUARTER ENDED MARCH 31,     2004      2003
                           ------    ------
Exchange-Traded Funds      $1,023    $1,728
Mutual Funds                  390       384
Managed Accounts            4,679     2,084
                           ------    ------
   Total Managed Assets    $6,092    $4,196
                           ======    ======

 First quarter gross sales increased 45% year over year, reaching an all-time high of $6.1 billion. Retail and institutional managed account sales were $4.7 billion, more than double the sales in the first quarter of last year. The largest driver of the increase was a $2.2 billion increase in value-style equity managed account sales. Also showing strong growth were municipal managed account sales, which increased $0.2 billion, and alternative investment account sales, which increased $0.1 billion. Although exchange-traded fund sales were down $0.7 billion from the $1.7 billion we raised in the first quarter of last year with the introduction of our first preferred and convertible fund, we launched two new closed-end funds during the first quarter of 2004, raising almost $1.0 billion in new assets.

Net flows of investment products for first quarters of 2004 and 2003 are shown below:

NET FLOWS
(in millions)

QUARTER ENDED MARCH 31,     2004      2003
                           ------    ------
Exchange-Traded Funds      $1,034    $1,732
Mutual Funds                   45        89
Managed Accounts            2,718       284
                           ------    ------
               Total       $3,797    $2,105
                           ======    ======

Net flows for the quarter were positive across all product categories, totaling $3.8 billion, an increase of 80% versus the prior year. Strong managed account flows driven by our value account sales were the main driver of the increase.

The following table summarizes net assets under management:

NET ASSETS UNDER MANAGEMENT (1)
(in millions)

                                    March 31,   December 31,   March 31,
                                      2004          2003         2003
                                    ---------   ------------   ---------
Exchange-Traded Funds               $  48,620     $  47,094    $  41,565
Mutual Funds                           12,438        12,285       11,889
Managed Accounts - Retail              28,587        25,676       19,321
Managed Accounts - Institutional       11,278        10,301        8,585
                                    ---------     ---------    ---------
     Total                          $ 100,923     $  95,356    $  81,360
                                    =========     =========    =========

(1) Excludes defined portfolio product assets under surveillance

Assets under management ended the quarter at just under $101 billion, an increase of 24% versus assets under management at the end of the first quarter of 2003 and an increase of 6% versus assets under management at the end of the prior year.

The components of the change in our assets under management were as follows:

NET ASSETS UNDER MANAGEMENT
(in millions)

                                         March 31,     March 31,
QUARTER ENDED                              2004           2003
                                         ----------    ----------
Beginning Assets Under Management        $  95,356     $  79,719
   Gross Sales                               6,092         4,196
   Reinvested Dividends                         72            74
   Redemptions                              (2,367)       (2,165)
                                         ---------     ---------
        Net Flows into Managed Assets        3,797         2,105
   Appreciation/(Depreciation)               1,770          (464)
                                         ---------     ---------
Ending Assets Under Management           $ 100,923     $  81,360
                                         =========     =========

Positive contributors for the quarter were net flows of $3.8 billion and market appreciation of $1.8 billion. Equity appreciation was $1.1 billion, while municipal and other fixed income appreciation was $0.7 billion.

Investment advisory fee income, net of sub-advisory fees and expense reimbursements, is shown in the following table:

INVESTMENT ADVISORY FEES
(in thousands)

QUARTER ENDED MARCH 31,    2004        2003
                         --------    --------
Exchange-Traded Funds    $ 58,989    $ 51,434
Mutual Funds               16,147      14,895
Managed Accounts           37,219      28,915
                         --------    --------
      Total              $112,355    $ 95,244
                         ========    ========

Advisory fees increased 18% for the quarter driven by an increase in fees across all product lines. Fees on managed accounts increased due mainly to an increase in fees on value and municipal accounts as a result of an increase in assets under management. Fees on our growth accounts remained fairly flat, while base fees on our alternative investment managed accounts declined somewhat, due to a reduction in assets under management.

Underwriting and distribution revenue for the three-month periods ended March 31, 2004 and 2003 is shown in the following table:

UNDERWRITING AND DISTRIBUTION REVENUE
(in thousands)

QUARTER ENDED MARCH 31,     2004      2003
                           ------    ------
Exchange-Traded Funds      $1,216    $  992
Muni/Fund Preferred(TM)       820       563
Mutual Funds                  391        22
Defined Portfolios              -         7
                           ------    ------
     Total                 $2,427    $1,584
                           ======    ======

Underwriting and distribution revenue increased $0.8 million for the quarter. Exchange-traded fund underwriting revenue increased as a result of an increase in the number of offerings in the first quarter of 2004, while Muni/Fund preferred revenue increased as a result of an increase in the number of preferred shares outstanding. Mutual fund distribution revenue increased as a result of a reduction in commissions paid to distributors on high dollar value sales and an increase in the value of assets upon which rule 12b-1 fees are earned.

PERFORMANCE FEES/OTHER REVENUE

Performance fees/other revenue consists of various fees earned in connection with services provided on behalf of our defined portfolio assets under surveillance and performance fees earned on institutional assets managed by Symphony. The increase in this area for the first quarter of 2004 is due to an increase in Symphony performance fees of $0.5 million. This increase was partially offset by a decline in fees earned on defined portfolio assets under surveillance as a result of a decline in the overall level of defined portfolio assets due to the exit of this business in early 2002.

OPERATING EXPENSES

The following table summarizes operating expenses for the three-month periods ended March 31, 2004 and 2003:

OPERATING EXPENSES
(in thousands)

QUARTER ENDED MARCH 31,                2004       2003
                                     --------   --------
Compensation and benefits            $33,213    $28,880
Advertising and promotional costs      3,019      2,555
Occupancy and equipment costs          4,813      4,902
Amortization of intangible assets      1,299      1,302
Travel and entertainment               1,863      1,781
Outside and professional services      5,446      4,545
Other operating expenses               4,874      3,277
                                     -------    -------
     Total                           $54,527    $47,242
                                     =======    =======
As a % of Operating Revenues            45.6%      46.5%

SUMMARY

Operating expenses for the quarter increased 15% due mainly to increases in compensation and benefits, outside services and other operating expenses. Although operating expenses increased overall, as a percentage of operating revenue, they declined nearly one percentage point.

COMPENSATION AND BENEFITS

Base compensation was up approximately 8% due to salary increases and headcount increases. Profit sharing expense increased due to an increase in net income.

ADVERTISING AND PROMOTIONAL COSTS

Advertising and promotional expenditures increased $0.5 million due to an increase in the number of exchange-traded fund offerings in 2004.

OUTSIDE AND PROFESSIONAL SERVICES

Outside and professional services increased $0.9 million due mainly to an increase in legal fees as a result of the recent mutual fund industry information requests from the Securities and Exchange Commission. Other outside service fees increased due to the outsourcing of our data center which occurred in the second half of 2003.

ALL OTHER OPERATING EXPENSES

All other operating expenses, including occupancy and equipment costs, amortization of intangible assets, travel and entertainment, fund organization costs and other expenses increased approximately $1.6 million, due mainly to an increase in recruiting expense and additional minority interest expense attributable to the growth of our NWQ business. Additionally, insurance and other taxes increased due to an overall increase in insurance costs and an increase in miscellaneous business taxes due to the expansion of our business.

NON-OPERATING INCOME/(EXPENSE)

Non-operating income/(expense) includes investment and other income and interest expense. Investment and other income is comprised primarily of dividends and interest income from investments, realized gains and losses on investments and miscellaneous income, including gain or loss on the disposal of property.

Total non-operating income increased $1.2 million in the first quarter of 2004 compared to the first quarter of 2003, driven mainly by non-recurring investment gains partially offset by an increase in net interest expense resulting from the private placement debt.

RECENT ACCOUNTING PRONOUNCEMENTS

Effective March 31, 2004, the Company adopted FASB Interpretation No. 46, (Revised December 2003), "Consolidation of Variable Interest Entities (FIN
46R)". In conjunction with the adoption of FIN 46R, the Company has determined that certain investment partnerships, for which the Company's wholly-owned subsidiary, Symphony Asset Management holds a general partner interest in and acts as the asset manager to, meet the definition of a voting interest entity as defined in FIN 46R. The conclusion that these investment partnerships meet the definition of a voting interest entity required the Company to determine if it is necessary to consolidate the partnerships into its operating results. Accounting guidance indicates that absent "important rights" available to the limited partners, the general partner controlling the partnership should consolidate the partnership. Common industry practice relied on redemption rights of the limited partners to meet the "important rights" requirement. However, we understand that a Securities and Exchange Commission ("SEC") staff member recently provided guidance in a speech and in response to follow up questions regarding what may constitute an "important right" as described in AICPA Statement of Position No. 78-9. The guidance from this SEC Staff member indicates that redemption rights alone would not be an "important right" that would eliminate the need for the general partner to consolidate the partnership.

As a result of the recent guidance from this SEC Staff member, Symphony Asset Management is in the process of amending its investment partnership agreements to incorporate "important rights" as contemplated in the recent SEC staff member's guidance, and expects to have the agreements amended no later than June 30, 2004. The Company anticipates that these amendments will allow the Company to continue to account for its general partnership interests in these limited partnerships using the equity method of accounting and not consolidate them into the Company's results.

CAPITAL RESOURCES, LIQUIDITY AND FINANCIAL CONDITION

On September 19, 2003, the Company issued $300 million of senior unsecured notes (the "private placement debt") which mature on September 19, 2008, and carry a fixed coupon rate of 4.22%, payable semi-annually. These notes, which were issued at 100% of par, are unsecured and are prepayable at any time in whole or in part. In the event of prepayment, the Company will pay an amount equal to par plus accrued interest plus a "make-whole premium," if applicable. Proceeds from the private placement debt were used to refinance existing debt and for general corporate purposes.

In addition to the private placement debt, the Company has a committed line of credit in place to provide liquidity. On August 7, 2003, the Company entered into a $250 million revolving line of credit with a group of banks. This committed line is divided into two equal facilities--one with a three-year term that expires in August 2006 and one that is renewable every 364 days that expires in August 2004. Proceeds from borrowings under this facility may be used for fulfilling day to day cash requirements and general corporate purposes, including acquisitions, share repurchases and asset purchases. The rate of interest payable under the agreement is, at the Company's option, a function of one of various floating rate indices. As of March 31, 2004, there were no amounts outstanding under these lines of credit.

Nuveen Investments also has a $250 million revolving loan agreement with its majority shareholder, The St. Paul Travelers Companies, Inc. ("St. Paul Travelers"). This loan facility was originally set to expire on July 15, 2003, however was amended prior to this expiration date to provide for no scheduled expiration date, but to specify that borrowings would be required to be repaid within 30 days demand by St. Paul Travelers. As of March 31, 2004, there were no amounts outstanding under this line of credit.

In addition to the above facilities, our broker/dealer subsidiary occasionally utilizes available, uncommitted lines of credit with no annual facility fees, which approximate $100 million, to satisfy periodic, short-term liquidity needs. As of March 31, 2004 and 2003, no borrowings were outstanding on these uncommitted lines of credit.

As part of the NWQ acquisition, key employees purchased a non-controlling, member interest in NWQ Investment Management Company, LLC. The non-controlling interest of approximately $1.0 million as of March 31, 2004, is reflected in minority interest on the consolidated balance sheets. This purchase allows management to participate in profits of NWQ above specified levels beginning January 1, 2003. During the three months ended March 31, 2004, we recorded approximately $0.5 million of minority interest expense, which reflects the portion of profits applicable to the minority shareholders. Beginning in 2004 and continuing through 2008, the Company has the right to purchase the non-controlling members' respective interests in NWQ. On February 13, 2004, the Company exercised its right to call 100% of the Class 2 minority members' interests for $15.4 million. Of the total amount paid, approximately $12.9 million was recorded as goodwill and $2.5 million was a return of capital.

At March 31, 2004, we held in treasury 28,066,990 shares of Class A common stock acquired in open market transactions. During the first quarter of 2004, the Company repurchased 621,382 Class A common stock shares in open market transactions. As part of a share repurchase program approved on August 9, 2002, we are authorized to purchase up to 7.0 million shares of Class A common stock. As of March 31, 2004, the remaining authorization covered 3.6 million shares.

During the first quarter of 2004, we paid out dividends on common shares totaling approximately $14.0 million.

Our broker/dealer subsidiary is subject to requirements of the Securities and Exchange Commission relating to liquidity and capital standards (See Note 3 to Consolidated Financial Statements).

Management believes that cash provided from operations and borrowings available under its uncommitted and committed credit facilities will provide the Company with sufficient liquidity to meet our operating and other financing needs for the foreseeable future.

INFLATION

Our assets are, to a large extent, liquid in nature and therefore not significantly affected by inflation. However, inflation may result in increases in our expenses, such as employee compensation, advertising and promotional costs, and office occupancy costs. To the extent inflation, or the expectation thereof, results in rising interest rates or has other adverse effects upon the securities markets and on the value of financial instruments, it may adversely affect our financial condition and results of operations. A substantial decline in the value of fixed-income or equity investments could adversely affect the value of assets we manage, which in turn would result in a decline in investment advisory and performance fee revenue.

REGULATORY

The Company continues to respond to periodic information requests from regulatory and governmental authorities. The Company believes that these requests have been sent broadly to several firms in the industry in connection with various investigations and proceedings regarding the asset management industry, including those described in the Company's most recent Form 10-K, as well as new inquiries relating to third parties.

FORWARD-LOOKING INFORMATION

From time to time, information we provide or information included in our filings with the SEC (including Management's Discussion and Analysis of Financial Condition and Results of Operations and the Notes to Consolidated Financial Statements in this report on Form 10-Q) may contain statements that are not historical facts, but are "forward-looking statements" within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or future financial performance and reflect management's expectations and opinions. In some cases, one can identify forward-looking statements by terminology such as "may", "will", "could", "would", "should", "expect", "plan", "anticipate", "intend", "believe", "estimate", "predict" or "potential" or comparable terminology. These statements are only predictions, and our actual future results may differ significantly from those anticipated in any forward-looking statements due to numerous known and unknown risks, uncertainties and other factors. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed below. These factors may not be exhaustive, and we cannot predict the extent to which any factor, or combination of factors, may cause actual results to differ materially from those predicted in any forward-looking statements. We undertake no responsibility to update publicly or revise any forward-looking statements.

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

(3) the adverse effects of increases in interest rates from their present levels on the net asset value of our assets under management that are invested in fixed-income securities and the magnifying effect such increases in interest rates may have on our leveraged closed-end exchange-traded funds; (4) the adverse effects of poor investment performance by our managers or declining markets resulting in redemptions, loss of clients, and declines in asset values;
(5) our failure to comply with contractual requirements and/or guidelines in our client relationships, which could result in losses that the client could seek to recover from us and in the client withdrawing its assets from our management;
(6) the competitive pressures on the management fees we charge; (7) our failure to comply with various government regulations such as the Investment Advisers Act and the Investment Company Act of 1940 and other federal and state securities laws that impose, or may in the future impose, numerous obligations on our investment advisers and managed funds and accounts and the Securities Exchange Act of 1934 and other federal and state securities laws and the rules of the National Association of Securities Dealers that impose, or may in the future impose, numerous obligations on our broker/dealer Nuveen Investments, LLC, where the failure to comply with such requirements could cause the SEC or other regulatory authorities to institute proceedings against our investment advisers and/or broker/dealer and impose sanctions ranging from censure and fines to termination of an investment adviser or broker/dealer's registration and otherwise prohibiting an adviser from serving as an adviser; (8) our reliance on revenues from investment management contracts that are subject to annual renewal by the independent board of trustees overseeing the related funds according to their terms; (9) the loss of key employees that could lead to loss of assets; (10) burdensome regulatory developments including the adoption of regulations governing the amount of investment management fees charged by investment advisers; (11) the impact of recent accounting pronouncements; and
(12) unforeseen developments in litigation involving the securities industry or the Company.

                          PART I. FINANCIAL INFORMATION
       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                                 MARCH 31, 2004

The following information, together with information included in this report, describes the key aspects of certain financial instruments that have market risk.

INTEREST RATE SENSITIVITY

As of March 31, 2004, all of our long-term debt was at a fixed interest rate. However, we have periodically entered into receive-fixed, pay-floating interest rate swap agreements. Early in 2004, the remaining open interest rate swap transactions were terminated. As of March 31, 2004, there were no open interest rate swap transactions. During the year ended December 31, 2003 we utilized interest rate lock contracts to hedge the risk-free rate component of our then anticipated private placement debt issuance. The contracts were closed during the third quarter of 2003 and no interest rate lock contracts were outstanding at March 31, 2004. For further information regarding interest rate contracts, refer to Note 7 to the Consolidated Financial Statements - Derivative Financial Instruments.

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

                         ITEM 4. CONTROLS AND PROCEDURES

Effective as of March 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chairman and Chief Executive Officer, President, and Senior Vice President, Finance, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, the Company's Chairman and Chief Executive Officer, President, and Senior Vice President, Finance concluded that the Company's disclosure controls and procedures are effective and no changes are required at this time. In connection with management's evaluation, pursuant to the Exchange Act Rule 13a-15(d), no changes during the quarter ended March 31, 2004 were identified that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         From time to time in the ordinary course of business, the Company is involved in legal matters such as disputes with employees or customers. There are currently no such significant matters.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

                                      ISSUER PURCHASES OF EQUITY SECURITIES
         -------------------------------------------------------------------------------------------------

                                                                                (c) Total      (d) Maximum
                                                                                  Number          Number
                                                                                of Shares       of Shares
                                                                                Purchased       that May
                                                 (a) Total                      as Part of        Yet Be
                                                  Number        (b) Average      Publicly       Purchased
                                                 of Shares       Price Paid      Announced      Under the
         Period                                  Purchased       per Share       Program         Program
         -------------------------------------------------------------------------------------------------
         January 1, 2004 - January 31, 2004         108,182          $ 28.51        108,182      4,123,956
         February 1, 2004 - February 29, 2004       234,600            28.91        234,600      3,889,356
         March 1, 2004 - March 31, 2004             278,600            28.13        278,600      3,610,756
                                                 ----------      -----------    -----------     ----------
              Total                                 621,382          $ 28.49        621,382      3,610,756
                                                 ----------      -----------    -----------     ----------

         -------------------------------------------------------------------------------------------------

         As part of a share repurchase program approved on August 9, 2002, we are authorized to purchase up to 7.0 million shares of Class A common stock. As of March 31, 2004, there are approximately 3.6 million shares that may yet be purchased under the share repurchase program.

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

3.3 Amendment to Restated Certificate of Incorporation of the Company (Exhibit 3.1(b) to the Company's Form 10-K for year ended December 31,
         2002).

3.4 Certificate of Ownership and Merger (Exhibit 3.1(c) to the Company's Form 10-K for year ended December 31, 2002).

3.5 Amended and Restated By-Laws of the Company (Exhibit 3.2 to the Company's Form 10-K for year ended December 31, 1993).

10.1* Investment Management Agreement and Expense Reimbursement Agreement between Nuveen Tax-Advantaged Total Return Strategy Fund and Nuveen Institutional Advisory Corp.

10.2* Investment Sub-Advisory Agreement between Nuveen Institutional Advisory Corp., as investment manager of Nuveen Tax-Advantaged Total Return Strategy Fund, and NWQ Investment Management Company, LLC.

10.3* Investment Sub-Advisory Agreement between Nuveen Institutional Advisory Corp., as investment manager of Nuveen Tax-Advantaged Total Return Strategy Fund, and Symphony Asset Management, LLC.

10.4* Investment Management Agreement and Expense Reimbursement Agreement between Nuveen Floating Rate Income Fund and Nuveen Institutional Advisory Corp.

10.5* Investment Sub-Advisory Agreement between Nuveen Institutional Advisory Corp., as investment manager of Nuveen Floating Rate Income Fund, and Symphony Asset Management, LLC.

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

32.2* Certification of President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3* Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         b)     Reports on Form 8-K

                On January 21, 2004, a report was furnished to the Securities and Exchange Commission on Form 8-K relating to the Company's January 21, 2004 press release announcing the Company's fourth quarter 2003 earnings results.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            NUVEEN INVESTMENTS, INC.
                                            (Registrant)

DATE: May 10, 2004                          By /s/ John P. Amboian
                                            ----------------------
                                            John P. Amboian
                                            President

DATE: May 10, 2004                          By /s/ Margaret E. Wilson
                                            -------------------------
                                            Margaret E. Wilson
                                            Senior Vice President, Finance
                                            (Principal Financial and Accounting
                                            Officer)

                                 EXHIBIT INDEX

EXHIBIT NO.                                                DESCRIPTION
-----------                                                -----------
   10.1      Investment Management Agreement and Expense Reimbursement Agreement between Nuveen Tax-Advantaged Total
             Return Strategy Fund and Nuveen Institutional Advisory Corp.

   10.2      Investment Sub-Advisory Agreement between Nuveen Institutional Advisory Corp., as investment manager of
             Nuveen Tax-Advantaged Total Return Strategy Fund, and NWQ Investment Management Company, LLC.

   10.3      Investment Sub-Advisory Agreement between Nuveen Institutional Advisory Corp., as investment manager of
             Nuveen Tax-Advantaged Total Return Strategy Fund, and Symphony Asset Management, LLC.

   10.4      Investment Management Agreement and Expense Reimbursement Agreement between Nuveen Floating Rate Income
             Fund and Nuveen Institutional Advisory Corp.

   10.5      Investment Sub-Advisory Agreement between Nuveen Institutional Advisory Corp., as investment manager of
             Nuveen Floating Rate Income Fund, and Symphony Asset Management, LLC.

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

   32.2      Certification of President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002.

   32.3      Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.