Form 10-Q
period 2004-06-30
NUVEEN INVESTMENTS INC
filed 2004-08-06
CIK 885708

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2004

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

         At August 3, 2004, there were 92,336,250 shares of the Company's Common Stock outstanding, consisting of 19,011,036 shares of Class A Common Stock, $.01 par value, and 73,325,214 shares of Class B Common Stock, $.01 par value.

                            NUVEEN INVESTMENTS, INC.

                                TABLE OF CONTENTS

                                                                                             Page No.
                                                                                             --------
PART I. FINANCIAL INFORMATION

   ITEM 1.   FINANCIAL STATEMENTS

        Consolidated Balance Sheets (Unaudited),
             June 30, 2004 and December 31, 2003                                                 3

        Consolidated Statements of Income (Unaudited),
             Three Months Ended June 30, 2004 and 2003
             Six Months Ended June 30, 2004 and 2003                                             4

        Consolidated Statement of Changes in Common Stockholders'
             Equity (Unaudited), Six Months Ended June 30, 2004                                  5

        Consolidated Statements of Cash Flows (Unaudited),
             Six Months Ended June 30, 2004 and 2003                                             6

        Notes to Consolidated Financial Statements
             (Unaudited)                                                                         7

   ITEM 2.

        Management's Discussion and Analysis of
             Financial Condition and Results of Operations                                      15

   ITEM 3.

        Quantitative and Qualitative Disclosures About Market Risk                              25

   ITEM 4.

        Controls and Procedures                                                                 25

PART II.     OTHER INFORMATION

   Item 1 through Item 6                                                                        26

   Signatures                                                                                   29

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                            NUVEEN INVESTMENTS, INC.

                           CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                      JUNE 30,        DECEMBER 31,
                                                                                                        2004              2003
                                                                                                   ------------     ----------------
ASSETS
Cash and cash equivalents                                                                          $   167,981      $   161,584
Management and distribution fees receivable                                                             43,376           54,972
Other receivables                                                                                       17,606           10,103
Furniture, equipment, and leasehold improvements, at cost less accumulated depreciation
     and amortization of $48,380 and $44,543, respectively                                              28,215           29,973
Other investments                                                                                       73,379           70,721
Goodwill                                                                                               549,551          535,271
Other intangible assets, net of accumulated amortization of $13,206 and $10,634, respectively           55,944           58,516
Other assets                                                                                            39,862           33,253
                                                                                                   -----------      ------------
                                                                                                   $   975,914      $   954,393
                                                                                                   ===========      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Notes payable                                                                                 $   304,173      $   302,113
     Accounts payable                                                                                   28,152           33,242
     Accrued compensation and other expenses                                                            51,376           67,915
     Deferred compensation                                                                              34,185           30,707
     Deferred income tax liability, net                                                                 15,192           13,501
     Other liabilities                                                                                  21,795           23,707
                                                                                                   -----------      -----------
          Total liabilities                                                                            454,873          471,185
                                                                                                   -----------      -----------

Minority interest                                                                                        1,744            4,228

Common stockholders' equity:
     Class A Common stock, $.01 par value;  160,000,000 shares authorized;                                 476              476
          47,586,266 shares issued
     Class B Common stock, $.01 par value;  80,000,000 shares authorized;                                  733              733
          73,325,214 shares issued
     Additional paid-in capital                                                                        200,215          188,899
     Retained earnings                                                                                 804,932          763,301
     Unamortized cost of restricted stock awards                                                           (14)             (50)
     Accumulated other comprehensive loss                                                               (1,821)          (2,641)
                                                                                                   -----------      -----------
                                                                                                     1,004,521          950,718
     Less common stock held in treasury, at cost (28,454,290 and 28,405,108 shares,
        respectively)                                                                                 (485,224)        (471,738)
                                                                                                   -----------      -----------
     Total common stockholders' equity                                                                 519,297          478,980
                                                                                                   -----------      -----------
                                                                                                   $   975,914      $   954,393
                                                                                                   ===========      ===========

The Company began expensing the cost of stock options on April 1, 2004. All historical financial information has been restated.

See accompanying notes to consolidated financial statements.

                            NUVEEN INVESTMENTS, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                                    UNAUDITED
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                           JUNE 30,                        JUNE 30,
                                                                ----------------------------      --------------------------
                                                                    2004             2003             2004          2003
                                                                ----------        ----------      ----------     -----------
Operating revenues:
      Investment advisory fees from assets under management     $  115,345        $   99,047      $  227,700     $  194,291
      Product distribution                                           1,833             3,278           4,260          4,862
      Performance fees/other revenue                                 3,235             3,772           8,147          8,491
                                                                ----------        ----------      ----------     ----------
         Total operating revenues                                  120,413           106,097         240,107        207,644

Operating expenses:
      Compensation and benefits                                     39,233            32,859          75,884         64,923
      Advertising and promotional costs                              3,121             3,096           6,141          5,651
      Occupancy and equipment costs                                  4,776             4,922           9,589          9,824
      Amortization of intangible assets                              1,273             1,302           2,572          2,604
      Travel and entertainment                                       2,089             1,956           3,951          3,736
      Outside and professional services                              5,800             4,994          11,245          9,538
      Other operating expenses                                       5,417             4,278          10,292          7,556
                                                                ----------        ----------      ----------     ----------
         Total operating expenses                                   61,709            53,407         119,674        103,832

Operating income                                                    58,704            52,690         120,433        103,812

Interest expense and other                                              42              (915)            241         (1,897)
                                                                ----------        ----------      ----------     ----------
Income before taxes                                                 58,746            51,775         120,674        101,915

Income taxes                                                        22,767            20,231          46,818         39,736
                                                                ----------        ----------      ----------     ----------
Net income                                                      $   35,979        $   31,544      $   73,856     $   62,179
                                                                ==========        ==========      ==========     ==========

Average common and common equivalent shares outstanding:
      Basic                                                         92,609            92,473          92,738         92,519
                                                                ==========        ==========      ==========     ==========

      Diluted                                                       95,494            95,787          95,900         95,736
                                                                ==========        ==========      ==========     ==========
Earnings per common share:
      Basic                                                     $     0.39        $     0.34      $     0.80     $     0.67
                                                                ==========        ==========      ==========     ==========
      Diluted                                                   $     0.38        $     0.33      $     0.77     $     0.65
                                                                ==========        ==========      ==========     ==========

The Company began expensing the cost of stock options on April 1, 2004. All historical financial information has been restated.

See accompanying notes to consolidated financial statements.

                            NUVEEN INVESTMENTS, INC.
        CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY
                                    UNAUDITED
                                 (IN THOUSANDS)

                                                                             UNAMORTIZED    ACCUMULATED
                                     CLASS A CLASS B ADDITIONAL                COST OF        OTHER
                                     COMMON   COMMON  PAID-IN    RETAINED    RESTRICTED    COMPREHENSIVE  TREASURY
                                      STOCK   STOCK   CAPITAL    EARNINGS   STOCK AWARDS  INCOME/(LOSS)     STOCK        TOTAL
                                     ------- ------- ----------  ---------  ------------  --------------  ----------  ------------
Balance at December 31, 2003         $  476   $ 733  $188,899    $ 763,301     $  (50)     $(2,641)       $(471,738)  $   478,980
   Net income                                                       73,856                                                 73,856
   Cash dividends paid                                             (30,616)                                               (30,616)
   Amortization of restricted
        stock awards                                                               36                                          36
   Purchase of treasury stock                                                                               (32,359)      (32,359)
   Exercise of stock options                           (2,727)      (1,533)                                  18,625        14,365
   Issuance of deferred stock                                          (76)                                     248           172
   Compensation expense on options                      8,272                                                               8,272
   Tax benefit of options exercised                     5,771                                                               5,771
   Other                                                                                       820                            820
                                     ------   -----  --------    ---------     ------      -------        ---------   -----------
Balance at June 30, 2004             $  476   $ 733  $200,215    $ 804,932     $  (14)     $(1,821)       $(485,224)  $   519,297
                                     ======   =====  ========    =========     ======      =======        =========   ===========

The Company began expensing the cost of stock options on April 1, 2004. All historical financial information has been restated.

See accompanying notes to consolidated financial statements.

                            NUVEEN INVESTMENTS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                 (IN THOUSANDS)

                                                                                 SIX MONTHS ENDED JUNE 30,
                                                                               ----------------------------
                                                                                  2004               2003
                                                                               ----------         ---------
Cash flows from operating activities:
 Net income                                                                    $  73,856          $  62,179
 Adjustments to reconcile net income to net cash
    provided from operating activities:
       Deferred income taxes                                                       1,255              9,225
       Depreciation of office property, equipment and leaseholds                   3,852              3,783
       Amortization of intangible assets                                           2,572              2,604
       Amortization of debt related costs, net                                      (207)                --
       Compensation expense on options                                             8,272              6,980
 Net (increase) decrease in assets:
       Management and distribution fees receivable                                11,596             13,120
       Other receivables                                                          (7,503)            (3,824)
       Other assets                                                               (6,609)            (2,343)
 Net increase (decrease) in liabilities:
       Accrued compensation and other expenses                                   (16,539)           (18,662)
       Deferred compensation                                                       3,478              2,003
       Accounts payable                                                           (5,090)           (18,322)
       Other liabilities                                                          (1,876)                75
 Other, consisting primarily of the tax effect of options exercised                5,888              7,762
                                                                               ---------          ---------
                Net cash provided from operating activities                       72,945             64,580
                                                                               ---------          ---------
Cash flows from financing activities:
 Repayment of notes payable                                                           --            (70,000)
 Dividends paid                                                                  (30,616)           (24,061)
 Proceeds from stock options exercised                                            14,365             10,808
 Acquisition of treasury stock                                                   (32,359)           (20,715)
 Net private placement related items                                               2,404                 --
 Other                                                                                --                860
                                                                               ---------          ---------
                Net cash used for financing activities                           (46,206)          (103,108)
                                                                               ---------          ---------
Cash flows from investing activities:
 Net purchase of office property and equipment                                    (2,094)            (4,664)
 Proceeds from sales of investment securities                                      1,003                417
 Purchases of investment securities                                               (5,249)              (717)
 Contingent consideration for Symphony acquisition                                (1,379)            (5,270)
 Proceeds from Rittenhouse stock options exercised                                    --             42,474
 Repurchase of NWQ Class 2 minority members' interests                           (15,424)                --
 Other, consisting primarily of the change in other investments                    2,801             (3,564)
                                                                               ---------          ---------
                Net cash (used for)/provided from investing activities           (20,342)            28,676
                                                                               ---------          ---------
Increase/(decrease) in cash and cash equivalents                                   6,397             (9,852)

Cash and cash equivalents:
 Beginning of year                                                               161,584             70,480
                                                                               ---------          ---------
 End of period                                                                 $ 167,981          $  60,628
                                                                               ---------          ---------
Supplemental Information:
 Taxes paid                                                                    $  48,314          $  40,684
 Interest paid                                                                 $   7,020          $   3,366

The Company began expensing the cost of stock options on April 1, 2004. All historical financial information has been restated.

See accompanying notes to consolidated financial statements.

                            NUVEEN INVESTMENTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2004

NOTE 1 BASIS OF PRESENTATION

The unaudited consolidated financial statements include the accounts of Nuveen Investments, Inc. and its majority-owned subsidiaries (the "Company" or "Nuveen Investments") and have been prepared in conformity with accounting principles generally accepted in the United States of America. These financial statements have also been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures have been omitted pursuant to such rules and regulations. As a result, these financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's latest annual report on Form 10-K.

Effective April 1, 2004, the Company began expensing the cost of stock options per the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." The retroactive restatement method described in SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" was adopted and the results for prior years have been restated (see Note 2). Compensation cost recognized is the same as that which would have been recognized had the fair value method of SFAS No. 123 been applied from its original effective date. Prior to April 1, 2004, the Company accounted for stock option plans under the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations.

Certain other amounts in the prior year financial statements have been reclassified to conform to the 2004 presentation. These reclassifications had no effect on previously reported net income or stockholders' equity.

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

NOTE 2 STOCK-BASED COMPENSATION

Effective April 1, 2004, the Company adopted the fair value recognition provisions of SFAS No. 123 using the retroactive restatement method described in SFAS No. 148. Under the fair value recognition provisions of SFAS No. 123, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the lesser of the options' vesting period or the related employee service period. A Black-Scholes option-pricing model was used to determine stock-based compensation expense.

The following table provides the effect of the restatement on net income and earnings per share (in thousands except per share data):

                                      Three Months Ended                     Six Months Ended
                              June 30, 2004    June 30, 2003         June 30, 2004     June 30, 2003
                              -------------    -------------         -------------     -------------
As Reported-
     Net Income                $35,979             $34,009             $73,856            $66,644
     Basic EPS                  $0.39               $0.37               $0.80              $0.72
     Diluted EPS                $0.38               $0.36               $0.77              $0.70

As Restated-
     Net Income                  n/a               $31,544               n/a              $62,179
     Basic EPS                   n/a                $0.34                n/a               $0.67
     Diluted EPS                 n/a                $0.33                n/a               $0.65

The December 31, 2003 consolidated balance sheet has been restated for the retroactive adoption of the fair value recognition provisions of SFAS No. 123, which resulted in a $26.4 million increase in additional paid in capital, a $11.4 million decrease in retained earnings, and a $15.0 million decrease in deferred tax liabilities.

NOTE 3 EARNINGS PER COMMON SHARE

The following table sets forth a reconciliation of net income and the weighted average common shares used in the basic and diluted earnings per share computations for the three-month and six-month periods ended June 30, 2004 and June 30, 2003.

       In thousands,                                            For the three months ended
  except per share data                               June 30, 2004                       June 30, 2003
---------------------------------------     --------------------------------   ---------------------------------
                                              Net                  Per-share     Net                  Per-share
                                            income    Shares         amount     income   Shares         amount
                                            -------   ------       ---------   -------   ------       ----------
Basic EPS                                   $35,979   92,609         $0.39     $31,544   92,473          $0.34
  Dilutive effect of:
     Deferred stock                               -      458                         -      466
     Employee stock options                       -    2,427                         -    2,848
                                            -------   ------                   -------   ------
Diluted EPS                                 $35,979   95,494         $0.38     $31,544   95,787          $0.33
                                            -------   ------         -----     -------   ------          -----

       In thousands,                                             For the six months ended
  except per share data                               June 30, 2004                       June 30, 2003
---------------------------------------     --------------------------------   ---------------------------------
                                              Net                  Per-share     Net                  Per-share
                                            income    Shares         amount     income   Shares         amount
                                            -------   ------       ---------   -------   ------       ----------
Basic EPS                                   $73,856   92,738         $0.80     $62,179   92,519          $0.67
  Dilutive effect of:
     Deferred stock                               -      455                         -      464
     Employee stock options                       -    2,707                         -    2,753
                                            -------   ------                   -------   ------
Diluted EPS                                 $73,856   95,900         $0.77     $62,179   95,736          $0.65
                                            -------   ------         -----     -------   ------          -----

Options to purchase 8,131,569 and 8,349,606 shares of the Company's common stock were outstanding at June 30, 2004 and 2003, respectively, but were not included in the computation of diluted earnings per share because the options' respective weighted average exercise prices of $27.98 and $26.72 per share were greater than the average market price of the Company's common shares during the applicable period.

NOTE 4 NET CAPITAL REQUIREMENT

Nuveen Investments, LLC, the Company's wholly owned broker/dealer subsidiary, is subject to the Securities and Exchange Commission Rule 15c3-1, the "Uniform Net Capital Rule," which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, as these terms are defined in the Rule, shall not exceed 15 to 1. At June 30, 2004, Nuveen Investments, LLC's net capital ratio was 2.03 to 1 and its net capital was $17,519,000, which was $15,143,000 in excess of the required net capital of $2,376,000.

NOTE 5 GOODWILL AND INTANGIBLE ASSETS

The following table presents a reconciliation of activity in the balance of goodwill from December 31, 2003 to June 30, 2004 presented on our consolidated balance sheets (in thousands):

Goodwill
Balance at December 31, 2003                                                 $  535,271
    Symphony acquisition - contingent consideration                               1,379
    NWQ repurchase of Class 2 minority interests                                 12,923
    Other                                                                           (22)
                                                                             ----------
Balance at June 30, 2004                                                     $  549,551
                                                                             ----------

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

Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," requires an annual goodwill impairment test. The results of our last annual test indicated that, as of May 31, 2004, there was no indication of potential impairment of goodwill.

The following table presents gross carrying amounts and accumulated amortization amounts for intangible assets presented on our consolidated balance sheets at June 30, 2004 and December 31, 2003 (in thousands):

                                                  At June 30, 2004              At December 31, 2003
                                                  ----------------              --------------------
                                             Gross                            Gross
                                           Carrying        Accumulated       Carrying       Accumulated
Amortizable Intangible Assets               Amount        Amortization        Amount        Amortization
-----------------------------               ------        ------------        ------        ------------
Various previous acquisitions              $    459          $   459          $   459         $   459
Symphony-
    Customer relationships                   43,800            6,557           43,800           5,445
    Internally developed software             1,622              945            1,622             783
    Favorable lease                             369              369              369             343
NWQ customer contracts                       22,900            4,876           22,900           3,604
                                           --------          -------          -------         -------
        Total                              $ 69,150          $13,206          $69,150         $10,634
                                           --------          -------          -------         -------

The projected amortization for the next five years is approximately $2.5 million for the remaining six months of 2004, and annual amortization of $5.1 million for 2005, $5.0 million for 2006, and $4.8 million for each of 2007 and 2008.

NOTE 6 NOTES PAYABLE

At June 30, 2004 and December 31, 2003, notes payable on the accompanying consolidated balance sheets were comprised of the following (in thousands):

                                                           JUNE 30, 2004          DECEMBER 31, 2003
                                                           -------------          -----------------
Private placement debt                                       $300,000                  $300,000
Net unamortized private placement fees                         (1,628)                   (1,787)
Net unamortized gains on unwinding of swaps                     5,043                     3,828
Fair value of open interest rate swap                             758                        72
                                                             --------                  --------
         Total                                               $304,173                  $302,113
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

Also amortized over the term of the private placement debt are gains associated with several interest rate swap transactions entered into by the Company. These interest rate swap transactions, under which the Company agreed to pay variable rates of interest, hedged only a portion ($150 million) of the $300 million in fixed-rate private placement debt (see Note 7). Subsequently, the spread between floating and fixed rates narrowed and these interest rate swap transactions were terminated in September 2003, December 2003, and January 2004 and settled for payments to the Company of $3.2 million, $1.7 million, and $1.8 million, respectively. The resultant gains on settlement (net of interest accruals) of $3.2 million, $0.8 million, and $1.8 million are being amortized over the term of the private placement debt, effectively reducing interest expense. At June 30, 2004, there was one open interest rate swap transaction. (See Note 7).

Private placement debt issuance costs are being amortized to interest expense over the term of the private placement debt.

At June 30, 2004 and December 31, 2003, the fair value of our outstanding debt was $294.4 million and $299.2 million, respectively.

The Company also has lines of credit with a group of banks and a revolving loan agreement with its majority shareholder, The St. Paul Travelers Companies, Inc. ("St. Paul Travelers"). The line of credit with the group of banks is a revolving credit line of $250 million, entered into on August 7, 2003. This committed line is divided into two equal facilities-- one with a three-year term that expires in August 2006, and one with a term of 364 days that expires in August 2005. Proceeds from borrowings under this facility may be used for fulfilling day to day cash requirements and general corporate purposes including acquisitions, share repurchases and asset purchases. The rate of interest payable under the agreement is, at the Company's option, a function of one of various floating rate indices. The agreement requires the Company to pay a facility fee at an annual rate of 0.12% of the committed amount for the three-year facility and 0.10% of the committed amount for the 364-day facility. The revolving loan agreement with St. Paul Travelers was entered into on July 31, 2002. This $250 million loan facility was originally set to expire on July 15, 2003, however it was amended prior to this expiration date to provide for no scheduled expiration date, but to specify that borrowings would be required to be repaid within 30 days demand by St. Paul Travelers. This loan facility carries a floating interest rate of LIBOR plus a margin of up to 0.25%. At June 30, 2004 and December 31, 2003, there were no amounts outstanding under these lines of credit.

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

Also as discussed in Note 6, the Company entered into a series of interest rate swap transactions. The Company entered into forward-starting interest rate swap transactions as hedges against changes in a portion of the fair value of the private placement debt. Under the agreements, payments were to be exchanged at specified intervals based on fixed and floating interest rates. All of the interest rate swap transactions were designated as fair value hedges to mitigate the changes in fair value of the hedged portion of the private placement debt. The Company determined that these interest rate swap transactions qualified for treatment under the short-cut method of SFAS No. 133 of measuring effectiveness. Certain of these interest rate swap transactions were cancelled. The cancellation of these interest rate swap transactions resulted in a total gain to the Company of $5.7 million. These gains are being amortized over the term of the private placement debt, lowering the effective interest rate of the private placement debt.

At June 30, 2004, the fair value of the one open interest rate swap transaction ($100 million notional value) is approximately $758,000 and is reflected in "Other Assets" on the accompanying consolidated balance sheets, with a corresponding increase in "Notes Payable" representing the change in fair value of the fixed rate debt. In accordance with the short-cut method of SFAS No. 133, the fair value adjustment had no earnings impact since the interest rate swap is considered "highly effective" in eliminating the interest rate risk of the fixed rate debt that it is hedging.

NOTE 8 RELATED PARTY TRANSACTIONS

On June 30, 2002, the Company made a loan of approximately $2.1 million to one of Symphony's prior owners, Maestro LLC. The members of Maestro LLC are also senior executives of Symphony. This uncollateralized, interest-bearing loan is payable on or before December 31, 2006 and carries an interest rate equal to the Applicable Federal Rate published by the Secretary of the Treasury (as of June 2004, the applicable interest rate was 3.89% per annum). Any 5-year contingent consideration payments required to be made by the Company relating to the Symphony acquisition may be used to offset this loan obligation. A portion of the 5-year contingent consideration amount paid during the six months ended June 30, 2004 has been used to offset the remaining loan balance of $827,570. As of December 31, 2003, the remaining note receivable of approximately $827,570 was included in other assets on our consolidated balance sheets.

NOTE 9 RETIREMENT PLANS

On December 23, 2003, the Financial Accounting Standards Board ("FASB") released a revised version of SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The revised version of SFAS No. 132 includes new interim disclosure requirements regarding components of net periodic benefit cost as well as estimated contributions. The following table presents the components of the net periodic retirement plans' benefit costs for the three and six months ended June 30, 2004 and June 30, 2003, respectively:


                                              Three Months            Three Months
                                          Ended June 30, 2004      Ended June 30, 2003
                                         ---------------------     -------------------
                                          Total        Post-        Total       Post-
                                         Pension    retirement     Pension    retirement
                                         -------    ----------     -------    ----------
Service Cost                           $ 389,000    $  52,000    $ 414,995    $  63,215
Interest Cost                            409,000      116,000      415,244      143,138
Expected Return on Assets               (523,000)          --     (482,626)          --
Amortization of:
     Unrecognized Transition Asset            --           --           --           --
     Unrecognized Prior Service Cost       1,000      (66,000)       1,626      (77,485)
     Unrecognized (Gain)/Loss             29,000        5,000       43,992           --
                                       ---------    ---------    ---------    ---------
Total                                  $ 305,000    $ 107,000    $ 393,231    $ 128,868
                                       =========    =========    =========    =========

                                                Six Months                    Six Months
                                            Ended June 30, 2004           Ended June 30, 2003
                                         ------------------------      ------------------------
                                          Total           Post-         Total           Post-
                                         Pension       retirement      Pension       retirement
                                         -------       ----------      -------       ----------
Service Cost                           $   842,000    $   104,000    $   829,990    $   171,388
Interest Cost                              851,000        232,000        830,488        272,811
Expected Return on Assets               (1,037,000)            --       (965,252)            --
Amortization of:
     Unrecognized Transition Asset              --             --             --             --
     Unrecognized Prior Service Cost         3,000       (132,000)         3,252        (69,199)
     Unrecognized (Gain)/Loss               83,000         10,000         87,984             --
                                       -----------    -----------    -----------    -----------
Total                                  $   742,000    $   214,000    $   786,462    $   375,000
                                       ===========    ===========    ===========    ===========

The Company does not expect to make any contributions during 2004 to its pension plans. For its postretirement benefit plan, the Company expects to contribute a total of $350,000 during 2004; for the first six months of 2004, the Company has contributed approximately $107,942.

                          PART I. FINANCIAL INFORMATION
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                                  JUNE 30, 2004

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

SUMMARY OF OPERATING RESULTS

The table presented below highlights the results of our operations for the three-month and six-month periods ended June 30, 2004 and 2003:

FINANCIAL RESULTS SUMMARY
COMPANY OPERATING STATISTICS
($ in millions except per share amounts)

                                           FOR THE SECOND QUARTER OF       FOR THE FIRST SIX MONTHS OF
                                          2004      2003     % CHANGE     2004       2003     % CHANGE
                                          ----      ----     --------     ----       ----     --------
Gross sales of investment products     $  5,988   $ 5,424       10%     $ 12,080   $ 9,620        26%
Net flows of investment products          3,108     3,088        1         6,905     5,193        33
Assets under management (1)(2)          101,857    88,258       15       101,857    88,258        15
Operating revenues                        120.4     106.1       13         240.1     207.6        16
Operating expenses                         61.7      53.4       16         119.7     103.8        15
Net income                                 36.0      31.5       14          73.9      62.2        19
Basic earnings per share                   0.39      0.34       15          0.80      0.67        19
Diluted earnings per share                 0.38      0.33       15          0.77      0.65        18
Dividends per share                        0.18      0.13       38          0.33      0.26        27

(1) At period end.

(2) Excludes defined portfolio assets under surveillance.

RESULTS OF OPERATIONS

The following discussion and analysis contains important information that should be helpful in evaluating our results of operations and financial condition, and should be read in conjunction with the consolidated financial statements and related notes.

Gross sales of investment products (which include new managed accounts, deposits into existing managed accounts and the sale of open-end and exchange-traded fund shares) for the three-month and six-month periods ended June 30, 2004 and 2003 are shown below:

GROSS INVESTMENT PRODUCT SALES
(in millions)

                                            THREE MONTHS ENDED        SIX MONTHS ENDED
                                                 JUNE 30,                 JUNE 30,
                                           2004           2003        2004        2003
                                           ----           ----        ----        ----
Exchange-Traded Funds                     $  512         $2,798      $ 1,535     $ 4,525
Mutual Funds                                 282            446          673         831
Managed Accounts                           5,194          2,180        9,872       4,264
                                          ------         ------      -------     -------
          Total                           $5,988         $5,424      $12,080     $ 9,620
                                          ======         ======      =======     =======

Second quarter gross sales increased 10%, year over year, to nearly $6.0 billion. Retail and institutional managed account sales were $5.2 billion, more than double the level of sales in the second quarter of the prior year. The largest driver of the increase was a $3.0 billion increase in value-style equity managed account sales. Also showing growth were municipal managed account sales, which increased $0.1 billion or 10%. Sales of exchange-traded funds were down $2.3 billion from the $2.8 billion we raised in the second quarter of 2003.

Year-to-date sales increased $2.5 billion or 26%. Consistent with sales for the quarter, the increase was driven by an increase in managed account sales. Year-to-date managed account sales increased $5.6 billion or 132% driven mainly by value-style equity account sales which were more than four times the level of sales in the comparable period of 2003.

Net flows of investment products for the three-month and six-month periods ended June 30, 2004 and 2003 are shown below:

NET FLOWS
(in millions)

                                            THREE MONTHS ENDED       SIX MONTHS ENDED
                                                 JUNE 30,                  JUNE 30,
                                           2004           2003         2004        2003
                                           ----           ----         ----        ----
Exchange-Traded Funds                     $  518         $2,804       $1,552      $4,536
Mutual Funds                                (207)           106         (162)        195
Managed Accounts                           2,797            178        5,515         462
                                          ------         ------       ------      ------
          Total                           $3,108         $3,088       $6,905      $5,193
                                          ======         ======       ======      ======

Net flows for the quarter totaled $3.1 billion, consistent with flows in the same quarter of the prior year. Both managed accounts and exchange-traded funds experienced net inflows for the quarter while mutual funds experienced slight net outflows. Managed account net flows of $2.8 billion were $2.6 billion higher than the previous year driven by the increase in value-style equity account sales.

Year-to-date net flows totaled $6.9 billion. Similar to the second quarter, both managed accounts and exchange-traded funds experienced net inflows for the quarter while mutual funds experienced slight net outflows.

The following table summarizes net assets under management:

NET ASSETS UNDER MANAGEMENT
(in millions)

                                        JUNE 30,     DECEMBER 31,      JUNE 30,
                                         2004           2003             2003
                                         ----           ----             ----
Exchange-Traded Funds                  $ 47,262       $47,094          $45,315
Mutual Funds                             11,873        12,285           12,228
Managed Accounts - Retail                30,303        25,676           21,692
Managed Accounts - Institutional         12,419        10,301            9,023
                                       --------       -------          -------
     Total                             $101,857       $95,356          $88,258
                                       ========       =======          =======

Assets under management of nearly $102 billion on June 30, 2004 were 15% higher than the $88.3 billion reported a year earlier and 7% higher than end of the year assets. During both timeframes, we experienced asset growth across all categories with the exception of mutual funds which declined slightly as a result of net outflows.

The following table presents the component changes in our assets under management for the three-month and six-month periods ended June 30, 2004 and June 30, 2003:

CHANGE IN NET ASSETS UNDER MANAGEMENT
(in millions)

                                          THREE MONTHS ENDED               SIX MONTHS ENDED
                                               JUNE 30,                        JUNE 30,
                                         2004            2003             2004          2003
                                         ----            ----             ----          ----
Gross Sales                            $ 5,988         $ 5,424          $12,080      $ 9,620
Reinvested Dividends                        82              96              154          170
Redemptions                             (2,962)         (2,432)          (5,329)      (4,597)
                                       -------         -------          -------      -------
    Net Flows                            3,108           3,088            6,905        5,193
Appreciation/(Depreciation)             (2,175)          3,810             (404)       3,346
                                       -------         -------          -------      -------
    Increase in Assets                 $   933         $ 6,898          $ 6,501      $ 8,539
                                       =======         =======          =======      =======

For the three-month period ended June 30, 2004, the $0.9 billion increase in assets under management was driven by $3.1 billion in net flows offset by $2.2 billion in market depreciation, primarily on our fixed income assets. For the six-month period ended June 30, 2004 net flows of $6.9 billion were offset slightly by market depreciation resulting in a net increase in assets under management of $6.5 billion.

Investment advisory fee income, net of sub-advisory fees and expense reimbursements, is shown in the following table:

INVESTMENT ADVISORY FEES
(in thousands)

                                          THREE MONTHS ENDED         SIX MONTHS ENDED
                                               JUNE 30,                    JUNE 30,
                                          2004          2003         2004           2003
                                          ----          ----         ----           ----
Exchange-Traded Products               $ 58,542       $54,698      $117,531       $106,132
Mutual Funds                             15,461        15,337        31,608         30,232
Managed Accounts                         41,342        29,012        78,561         57,927
                                       --------       -------      --------       --------
     Total                             $115,345       $99,047      $227,700       $194,291
                                       ========       =======      ========       ========

Advisory fees for the quarter increased 16% driven by an increase in fees across all product lines. Fees on managed accounts increased due mainly to an increase in fees on value-style equity and municipal accounts as a result of an increase in assets under management. Fees on our growth-style equity accounts remained stable, while base fees on our alternative investment style managed accounts declined somewhat, due to a reduction in assets under management.

Year-to-date advisory fees increased 17%. Consistent with the second quarter, year-to-date fees increased across all product lines. Managed account fees increased 36% driven by a significant increase in fees on value-style accounts as a result of a doubling of assets under management. Fees on exchange-traded funds increased 11% driven by an increase in assets under management due to net inflows of $3.4 billion over the last year.

Underwriting and distribution revenue for the three-month and six-month periods ended June 30, 2004 and 2003 is shown in the following table:

UNDERWRITING AND DISTRIBUTION REVENUE
(in thousands)

                                          THREE MONTHS ENDED          SIX MONTHS ENDED
                                               JUNE 30,                    JUNE 30,
                                          2004          2003         2004           2003
                                          ----          ----         ----           ----
 Exchange-Traded Products               $  226        $2,617       $1,442         $3,609
 Muni/Fund Preferred(TM)                   923           551        1,743          1,113
 Mutual Funds                              706           133        1,097            155
 Defined Portfolios                        (22)          (23)         (22)           (15)
                                        ------        ------       ------         ------
      Total                             $1,833        $3,278       $4,260         $4,862
                                        ======        ======       ======         ======

Underwriting and distribution revenue declined for the quarter and year-to-date, driven by a reduction in underwriting revenue on exchange-traded funds. Exchange-traded fund underwriting revenue declined as a result of a decline in the number of new offerings in 2004. Muni/Fund Preferred(TM) revenue increased for both the quarter and year-to-date as a result of an increase in the number of preferred shares outstanding. Mutual fund distribution revenue increased as a result of a reduction in commissions paid to distributors on high dollar value sales and an increase in the value of assets upon which rule 12b-1 fees are earned.

PERFORMANCE FEES/OTHER REVENUE

Performance fees/other revenue consists of various fees earned in connection with services provided on behalf of our defined portfolio assets under surveillance and performance fees earned on institutional assets managed by Symphony. The decline in this area for the second quarter of 2004 is due to a decline in Symphony performance fees of $0.5 million. Year-to-date, Symphony performance fees were consistent with the prior year, and the slight decrease in other revenue is due to a decline in fees earned on defined portfolio assets under surveillance as a result of a decline in the overall level of defined portfolio assets due to the exit of this business in early 2002.

OPERATING EXPENSES

The following table summarizes operating expenses for the three-month and six-month periods ended June 30, 2004 and 2003:

OPERATING EXPENSES
(in thousands)

                                           THREE MONTHS ENDED            SIX MONTHS ENDED
                                                JUNE 30,                      JUNE 30,
                                          2004            2003         2004            2003
                                          ----            ----         ----            ----
Compensation and Benefits                $39,233        $32,859      $ 75,884        $ 64,923
Advertising and Promotion                  3,121          3,096         6,141           5,651
Occupancy and Equipment                    4,776          4,922         9,589           9,824
Amortization of Intangibles                1,273          1,302         2,572           2,604
Travel and Entertainment                   2,089          1,956         3,951           3,736
Outside/Professional Services              5,800          4,994        11,245           9,538
Other Operating Expenses                   5,417          4,278        10,292           7,556
                                         -------        -------      --------        --------
     Total                               $61,709        $53,407      $119,674        $103,832
                                         =======        =======      ========        ========
% of Operating Revenue                      51.2%          50.3%         49.8%           50.0%

SUMMARY

Operating expenses increased 16% for the quarter and 15% year-to-date due mainly to increases in compensation and benefits, outside services and other operating expenses. Although operating expenses increased overall, on a year-to-date basis expenses as a percentage of operating revenue are still slightly lower than a year ago.

COMPENSATION AND BENEFITS

Base compensation for both the quarter and year-to-date was up approximately 8% due to salary increases and headcount increases. Profit sharing expense also increased for both the quarter and year-to-date due to an increase in net income. Beginning in the second quarter of 2004 we elected to begin expensing options and that cost is reflected in compensation expense. All prior periods have been restated to include stock option expense.

ADVERTISING AND PROMOTIONAL COSTS

Advertising and promotional expenditures for the quarter were consistent with the prior year while year-to-date expenditures increased $0.5 million.

OUTSIDE AND PROFESSIONAL SERVICES

Outside and professional services increased $0.8 million for the quarter and $1.7 million year-to-date due mainly to an increase in legal fees as a result of the recent mutual fund industry information requests from the Securities and Exchange Commission.

ALL OTHER OPERATING EXPENSES

All other operating expenses, including occupancy and equipment costs, amortization of intangible assets, travel and entertainment, fund organization costs and other expenses increased approximately $1.1 million for the quarter and $2.7 million year-to-date due mainly to an increase in severance and recruiting expense as we continue to invest in our distribution and investment teams. Additionally, minority interest expense increased as a result of the growth of our NWQ business and insurance and other taxes increased due to an overall increase in insurance costs and an increase in miscellaneous business taxes due to the expansion of our business.

INTEREST EXPENSE AND OTHER

Interest expense and other includes investment and other income and interest expense. Investment and other income is comprised primarily of dividends and interest income from investments, realized gains and losses on investments and miscellaneous income, including gain or loss on the disposal of property.

Included in other income for the quarter is approximately $2 million in income related to the release of a customer reserve that was no longer required. This additional income is partially offset by an increase in net interest expense of $1.1 million resulting from the private placement debt.

Year-to-date, interest expense and other increased $2.1 million as the income recorded in the second quarter and the non-recurring investment gains recorded in the first quarter of 2004 were partially offset by an increase in net interest expense of $2.5 million resulting from the private placement debt.

RECENT ACCOUNTING PRONOUNCEMENTS

Effective March 31, 2004, the Company adopted FASB Interpretation No. 46, (Revised December 2003), "Consolidation of Variable Interest Entities (FIN
46R)". In conjunction with the adoption of FIN 46R, the Company has determined that certain investment partnerships, for which the Company's wholly-owned subsidiary, Symphony Asset Management, holds a general partner interest in and acts as the asset manager of, meet the definition of a voting interest entity as defined in FIN 46R. The conclusion that these investment partnerships meet the definition of a voting interest entity required the Company to determine if it is necessary to consolidate the partnerships into its operating results. Accounting guidance indicates that absent "important rights" available to the limited partners, the general partner controlling the partnership should consolidate the partnership. Common industry practice relied on redemption rights of the limited partners to meet the "important rights" requirement. However, we understand that a Securities and Exchange Commission ("SEC") staff member recently provided guidance in a speech and in response to follow up questions regarding what may constitute an "important right" as described in the AICPA Statement of Position No. 78-9. The guidance from this SEC staff member indicates the view that the redemption rights alone would not be an "important right" that would eliminate the need for the general partner to consolidate the partnership.

As a result of the recent guidance from this SEC staff member, during the second quarter of 2004 Symphony Asset Management amended its investment partnership agreements to incorporate "important rights" as contemplated in the recent SEC staff member's interpretative guidance. The Company continues to account for its general partnership interests in these limited partnerships using the equity method of accounting and not consolidate them into the Company's results.

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

In addition to the private placement debt, the Company has a committed line of credit in place to provide liquidity. On August 7, 2003, the Company entered into a $250 million revolving line of credit with a group of banks. This committed line is divided into two equal facilities--one with a three-year term that expires in August 2006 and one that is renewable every 364 days that expires in August 2005. Proceeds from borrowings under these facilities may be used for fulfilling day to day cash requirements and general corporate purposes, including acquisitions, share repurchases and asset purchases. The rate of interest payable under the agreement is, at the Company's option, a function of one of various floating rate indices. As of June 30, 2004, there were no amounts outstanding under either part of the line of credit.

Nuveen Investments also has a $250 million revolving loan agreement with its majority shareholder, The St. Paul Travelers Companies, Inc. ("St. Paul Travelers"). This loan facility was originally set to expire on July 15, 2003, however it was amended prior to this expiration date to provide for no scheduled expiration date, but to specify that borrowings would be required to be repaid within 30 days demand by St. Paul Travelers. As of June 30, 2004, there were no amounts outstanding under this line of credit.

In addition to the above facilities, our broker/dealer subsidiary occasionally utilizes available, uncommitted lines of credit with no annual facility fees, which approximate $100 million, to satisfy periodic, short-term liquidity needs. As of June 30, 2004, no borrowings were outstanding on these uncommitted lines of credit.

As part of the NWQ acquisition, key employees purchased a non-controlling, member interest in NWQ Investment Management Company, LLC. The non-controlling interest of approximately $1.0 million as of June 30, 2004, is reflected in minority interest on the consolidated balance sheets. This purchase allows management to participate in profits of NWQ above specified levels beginning January 1, 2003. During the six months ended June 30, 2004, we recorded approximately $0.9 million of minority interest expense, which reflects the portion of profits applicable to the minority shareholders. Beginning in 2004 and continuing through 2008, the Company has the right to purchase the non-controlling members' respective interests in NWQ. On February 13, 2004, the Company exercised its right to call 100% of the Class 2 minority members' interests for $15.4 million. Of the total amount paid, approximately $12.9 million was recorded as goodwill and $2.5 million was a return of capital.

At June 30, 2004, we held in treasury 28,454,290 shares of Class A common stock acquired in open market transactions. During the second quarter and first half of 2004, the Company repurchased 557,000 and 1,178,382 Class A common stock shares in open market transactions, respectively. As part of a share repurchase program approved on August 9, 2002, we are authorized to purchase up to 7.0 million shares of Class A common stock. As of June 30, 2004, the remaining authorization covered 3.1 million shares.

During the second quarter and first half of 2004, we paid out dividends on common shares totaling approximately $16.6 million and $30.6 million, respectively.

Our broker/dealer subsidiary is subject to requirements of the Securities and Exchange Commission relating to liquidity and capital standards (See Note 4 to Consolidated Financial Statements).

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

REGULATORY

The Company continues to respond to periodic information requests from regulatory and governmental authorities. The Company believes that these requests have been sent broadly to several firms in the industry in connection with various investigations and proceedings regarding the asset management industry, including those described in the Company's most recent Form 10-K, as well as subsequent inquiries.

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

Risks, uncertainties and other factors that pertain to our business and the effects of which may cause our assets under management, earnings, revenues, profit margins, and/or our stock price to decline include: (1) the effects of the substantial competition that we, like all market participants, face in the investment management business, including competition for continued access to the brokerage firms' retail distribution systems and "wrap fee" managed account programs where the loss of such access would cause a resulting loss of assets;
(2) the adverse effects of declines in securities markets on our assets under management and future offerings; (3) the adverse effects of increases in interest rates from their present levels on the net asset value of our assets under management that are invested in fixed-income securities and the magnifying effect such increases in interest rates may have on our leveraged closed-end exchange-traded funds; (4) the adverse effects of poor investment performance by our managers or declining markets resulting in redemptions, loss of clients, and declines in asset values; (5) our failure to comply with contractual requirements and/or guidelines in our client relationships, which could result in losses that the client could seek to recover from us and in the client withdrawing its assets from our management; (6) the competitive pressures on the management fees we charge; (7) our failure to comply with various government regulations such as the Investment Advisers Act and the Investment Company Act of 1940 and other federal and state securities laws that impose, or may in the future impose, numerous obligations on our investment advisers and managed funds and accounts and the Securities Exchange Act of 1934 and other federal and state securities laws and the rules of the National Association of Securities Dealers that impose, or may in the future impose, numerous obligations on our broker/dealer subsidiary Nuveen Investments, LLC, where the failure to comply with such requirements could cause the SEC or other regulatory authorities to institute proceedings against our investment advisers and/or broker/dealer and impose sanctions ranging from censure and fines to termination of an investment adviser or broker/dealer's registration and otherwise prohibiting an adviser from serving as an adviser; (8) our reliance on revenues from investment management contracts that are subject to annual renewal by the independent board of trustees overseeing the related funds according to their terms; (9) the loss of key employees that could lead to loss of assets; (10) burdensome regulatory developments including the adoption of regulations governing the amount of investment management fees charged by investment advisers; (11) the impact of recent accounting pronouncements; and (12) unforeseen developments in litigation involving the securities industry or the Company.

                          PART I. FINANCIAL INFORMATION
       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                                  JUNE 30, 2004

The following information, together with information included in this report, describes the key aspects of certain financial instruments that have market risk.

INTEREST RATE SENSITIVITY

As of June 30, 2004, all of our long-term debt was at a fixed interest rate. However, we have periodically entered into receive-fixed, pay-floating interest rate swap agreements. The agreements effectively increase our exposure to fluctuations in interest rates. At June 30, 2004 approximately one-third of our fixed rate debt was converted to variable rate debt through interest rate swaps. These swaps mature in September of 2008 and had a fair market value of $0.8 million at June 30, 2004. During the year ended December 31, 2003 we utilized interest rate lock contracts to hedge the risk-free rate component of our then anticipated private placement debt issuance. The contracts were closed during the third quarter of 2003 and no interest rate lock contracts were outstanding at June 30, 2004. For further information regarding interest rate contracts, refer to Note 7 to the Consolidated Financial Statements - Derivative Financial Instruments.

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

                         ITEM 4. CONTROLS AND PROCEDURES

Effective as of June 30, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chairman and Chief Executive Officer, President, and Senior Vice President, Finance, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, the Company's Chairman and Chief Executive Officer, President, and Senior Vice President, Finance concluded that the Company's disclosure controls and procedures are effective and no changes are required at this time. In connection with management's evaluation, pursuant to the Exchange Act Rule 13a-15(d), no changes during the quarter ended June 30, 2004 were identified that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      From time to time in the ordinary course of business, the Company is involved in legal matters such as disputes with employees or customers. There are currently no such significant matters.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

                      ISSUER PURCHASES OF EQUITY SECURITIES


                                                                                  (c) Total      (d) Maximum
                                                                                   Number           Number
                                                                                  of Shares       of Shares
                                                                                  Purchased        that May
                                               (a)Total                           as Part of        Yet Be
                                                Number          (b) Average       Publicly        Purchased
                                               of Shares         Price Paid       Announced       Under the
                 Period                        Purchased         per Share         Program         Program
-------------------------------------------  -------------      -----------     -------------   --------------
Share  purchases  prior to  April 1,  2004
under current repurchase program:             3,389,244         $ 25.53          3,389,244       3,610,756

Second quarter purchases:
   April 1, 2004 - April 30, 2004               184,100           25.00            184,100       3,426,656
   May 1, 2004 - May 31, 2004                   201,400           25.00            201,400       3,225,256
   June 1, 2004 - June 30, 2004                 171,500           27.20            171,500       3,053,756
                                              ---------         -------          ---------
     Total second quarter purchases             557,000         $ 26.31            557,000
                                              ---------         -------          ---------

Total share  repurchases under the current
program                                       3,946,244         $ 25.64          3,946,244       3,053,756
                                              ---------         -------          ---------       ---------

      As part of the Company's current share repurchase program announced and approved on August 9, 2002, we are authorized to purchase up to 7.0 million shares of Class A common stock. As of June 30, 2004, there are approximately 3.1 million shares that may yet be purchased under the share repurchase program. There have been no share repurchases that were not part of a publicly announced program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At the Annual Meeting of Shareholders held on May 14, 2004, the nine directors were elected for a one-year term expiring at the annual meeting to be held in 2004. The following individuals were elected directors by the vote of holders of the following number of shares of Class A and Class B Common Stock represented at the meeting, voting together as a single class:

    DIRECTOR                                   FOR                   WITHHELD         BROKER NON-VOTE
    --------                                   ---                   --------         ---------------
Timothy R. Schwertfeger                      91,382,495              268,765                 0
John P. Amboian                              91,381,297              269,963                 0
Willard L. Boyd                              90,712,834              938,426                 0
John L. Carl                                 90,860,070              791,190                 0
W. John Driscoll                             90,807,746              843,514                 0
Duane R. Kullberg                            90,791,446              859,814                 0
Roderick A. Palmore                          90,858,945              792,315                 0

      The following individuals were elected as Class B directors by the vote of holders of the following number of shares of Class B Common Stock represented at the meeting, voting as a separate class:

CLASS B DIRECTOR                                FOR                 WITHHELD            BROKER NON-VOTE
----------------                                ---                 --------            ---------------
Jay S. Fishman                               73,325,214               0                      0
William H. Heyman                            73,325,214               0                      0

      The proposal to ratify the selection of KPMG LLP as independent auditors for the Company was approved by a vote of 91,308,056 shares in favor, 241,774 shares opposed and 101,430 shares abstaining.

      At the meeting of the Board of Directors following the Annual Meeting of Shareholders, Jay S. Benet and Samuel G. Liss were elected to serve as Class B directors of the Company by vote of the Board of Directors.

ITEM 5. OTHER INFORMATION

      The next annual shareholder meeting for Nuveen Investments, Inc. has been set for Tuesday, May 17, 2005 in Chicago, Illinois.

      As discussed in Note 2 to the Consolidated Financial Statements, the Company began expensing the cost of stock options on April 1, 2004 by adopting the fair value recognition provisions of SFAS No. 123 using the retroactive restatement method described in SFAS No. 148. The Restated Five Year Financial Summary that follows restates the Company's financial information for the prior five years assuming that options were expensed in this period and is provided for purposes of consistency in reviewing the Company's financial information.

RESTATED FIVE YEAR FINANCIAL SUMMARY
(IN THOUSANDS, UNLESS OTHERWISE INDICATED)

DECEMBER 31,                                                  2003        2002         2001         2000         1999
------------                                                  ----        ----         ----         ----         ----
INCOME STATEMENT DATA
Operating Revenues:
         Investment advisory fees from assets under
            management                                  $     404,847  $  355,476   $  330,588   $   311,075   $  302,200
         Product distribution                                   9,206      12,083       19,513        38,160       27,224
         Investment banking                                         -           -            -             -        6,213
         Performance fees/other revenue                        37,975      28,888       21,002         9,158        3,123
                                                        -------------  ----------   ----------   -----------   ----------
                  Total operating revenues                    452,028     396,447      371,103       358,393      338,760
Operating Expenses:
         Compensation and benefits                            144,190     115,522      102,727        98,074       96,223
         Advertising and promotional costs                     11,627      12,608       17,751        34,992       29,317
         All other operating expenses                          69,885      68,417       71,484        64,227       68,436
                                                        -------------  ----------   ----------   -----------   ----------
                  Total operating expenses                    225,702     196,547      191,962       197,293      193,976

Operating Income                                              226,326     199,900      179,141       161,100      144,784

Interest Expense and Other                                     (5,171)     (4,992)         820         9,248       10,940

Income Before Taxes                                           221,155     194,908      179,961       170,348      155,724
                                                        -------------  ----------   ----------   -----------   ----------

Income Taxes                                                   86,150      76,114       71,365        68,184       61,677

Net Income                                              $     135,005  $  118,794   $  108,596   $   102,164   $   94,047
                                                        =============  ==========   ==========   ===========   ==========
Earnings per Common Share:
         Basic                                          $        1.46  $     1.26   $     1.15   $      1.06   $     1.00
         Diluted                                        $        1.41  $     1.21   $     1.07   $      1.00   $     0.92
         Return on average equity                                30.8%       29.1%        24.8%         23.9%        24.9%
         Total dividends per share                      $        0.56  $     0.50   $     0.47   $      0.40   $     0.38

Balance Sheet Data
         Total assets                                   $     954,393  $  841,042   $  705,287   $   583,394   $  549,764
         Total liabilities and minority interest        $     475,414  $  444,316   $  284,722   $   126,598   $  149,903
         Redeemable preferred stock                     $           -  $        -   $    5,625   $    45,000   $   45,000
         Common stockholders' equity                    $     478,979  $  396,726   $  414,940   $   411,796   $  354,861

Nuveen Managed Assets (in millions)
         Net assets under management
         Mutual funds                                   $      12,285  $   11,849   $   11,814   $    11,485   $   11,406
         Exchange-traded funds                                 47,094      39,944       32,000        28,355       26,846
         Money market funds                                         -           -            -           472          637
         Managed accounts                                      35,977      27,926       24,671        21,699       20,895
                                                        -------------  ----------   ----------   -----------   ----------
                  Total                                 $      95,356  $   79,719   $   68,485   $    62,011   $   59,784

Gross Investment Product Sales (in millions)
         Mutual funds                                   $       1,536  $    1,512   $    1,246   $     1,022   $    1,535
         Defined portfolios                                         -         194        1,481         4,047        2,660
         Exchange-traded funds                                  6,283       6,848        3,937            46        2,770
         Managed accounts                                      10,279       7,040        7,570         5,694        7,101
                                                        -------------  ----------   ----------   -----------   ----------
                  Total                                 $      18,098  $   15,594   $   14,234   $    10,809   $   14,066

Earnings per common share data have been restated for the 3-for-2 common stock dividend paid to shareholders of record on September 20, 2001, and restated for the 2-for-1 common stock dividend paid to shareholders of record on June 3, 2002.

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

      b)    Reports on Form 8-K

            On April 20, 2004, a report was furnished to the Securities and Exchange Commission under Item 12 of Form 8-K relating to the Company's April 20, 2004 press release announcing the Company's first quarter 2004 earnings results.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    NUVEEN INVESTMENTS, INC.
                                    (Registrant)

DATE:      August 6, 2004           /s/ John P. Amboian
                                    -------------------------------------
                                    John P. Amboian
                                    President

DATE:      August 6, 2004           /s/ Margaret E. Wilson
                                    ---------------------------------------
                                    Margaret E. Wilson
                                    Senior Vice President, Finance
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT NO.                          DESCRIPTION
-----------                          -----------
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
