Form 10-Q
period 2004-09-30
NUVEEN INVESTMENTS INC
filed 2004-11-08
CIK 885708

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2004

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

      At November 3, 2004, there were 92,737,829 shares of the Company's Common Stock outstanding, consisting of 19,412,615 shares of Class A Common Stock, $.01 par value, and 73,325,214 shares of Class B Common Stock, $.01 par value.

                            NUVEEN INVESTMENTS, INC.

                                TABLE OF CONTENTS

                                                                                Page No.
                                                                                --------
PART I.  FINANCIAL INFORMATION

    ITEM 1.    FINANCIAL STATEMENTS

         Consolidated Balance Sheets (Unaudited),
               September 30, 2004 and December 31, 2003                             3

         Consolidated Statements of Income (Unaudited),
               Three Months Ended September 30, 2004 and 2003
               Nine Months Ended September 30, 2004 and 2003                        4

         Consolidated Statement of Changes in Common Stockholders'
               Equity (Unaudited), Nine Months Ended September 30, 2004             5

         Consolidated Statements of Cash Flows (Unaudited),
               Nine Months Ended September 30, 2004 and 2003                        6

         Notes to Consolidated Financial Statements
               (Unaudited)                                                          7

    ITEM 2.

         Management's Discussion and Analysis of
               Financial Condition and Results of Operations                       14

    ITEM 3.

         Quantitative and Qualitative Disclosures About Market Risk                24

    ITEM 4.

         Controls and Procedures                                                   24

PART II. OTHER INFORMATION

    Item 1 through Item 6                                                          25

    Signatures                                                                     27

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                            NUVEEN INVESTMENTS, INC.

                           CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                SEPTEMBER 30,    DECEMBER 31,
                                                                                     2004           2003
                                                                                -------------    ------------
ASSETS
Cash and cash equivalents                                                       $     195,471    $   161,584
Management and distribution fees receivable                                            50,754         54,972
Other receivables                                                                      20,602         10,103
Furniture, equipment, and leasehold improvements, at cost less accumulated
      depreciation and amortization of $50,391 and $44,543, respectively               28,037         29,973
Other investments                                                                      82,213         70,721
Goodwill                                                                              549,811        535,271
Other intangible assets, net of accumulated amortization of $14,479 and $10,634,
      respectively                                                                     54,671         58,516
Other assets                                                                           34,730         33,253
                                                                                -------------    -----------
                                                                                $   1,016,289    $   954,393
                                                                                =============    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
       Notes payable                                                            $     305,364    $   302,113
       Accounts payable                                                                29,089         33,242
       Accrued compensation and other expenses                                         64,459         67,915
       Deferred compensation                                                           34,126         30,707
       Deferred income tax liability, net                                              16,893         13,501
       Other liabilities                                                               18,297         23,707
                                                                                -------------    -----------
              Total liabilities                                                       468,228        471,185
                                                                                -------------    -----------

Minority interest                                                                       2,110          4,228

Common stockholders' equity:
       Class A Common stock, $.01 par value;  160,000,000 shares authorized;              476            476
              47,586,266 shares issued
       Class B Common stock, $.01 par value;  80,000,000 shares authorized;               733            733
              73,325,214 shares issued
       Additional paid-in capital                                                     204,947        188,899
       Retained earnings                                                              827,454        763,301
       Unamortized cost of restricted stock awards                                        (84)           (50)
       Accumulated other comprehensive loss                                            (1,414)        (2,641)
                                                                                -------------    -----------
                                                                                    1,032,112        950,718
       Less common stock held in treasury, at cost (28,314,201 and 28,405,108
              shares, respectively)                                                  (486,161)      (471,738)
                                                                                -------------    -----------
       Total common stockholders' equity                                              545,951        478,980
                                                                                -------------    -----------
                                                                                $   1,016,289    $   954,393
                                                                                =============    ===========

The Company began expensing the cost of stock options on April 1, 2004. All historical financial information has been restated.

See accompanying notes to consolidated financial statements.

                            NUVEEN INVESTMENTS, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                                    UNAUDITED
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                     SEPTEMBER 30,
                                                                ---------------------         ------------------------
                                                                   2004      2003                2004         2003
                                                                ----------  ---------         ----------    ----------
Operating revenues:
        Investment advisory fees from assets under management   $  120,989  $ 103,479         $  348,689    $  297,770
        Product distribution                                         2,290      2,169              6,551         7,031
        Performance fees/other revenue                               8,338     15,179             16,484        23,670
                                                                ----------  ---------         ----------    ----------
             Total operating revenues                              131,617    120,827            371,724       328,471

Operating expenses:
        Compensation and benefits                                   45,380     40,440            121,264       105,362
        Advertising and promotional costs                            3,460      2,834              9,601         8,485
        Occupancy and equipment costs                                5,018      4,732             14,607        14,556
        Amortization of intangible assets                            1,273      1,302              3,845         3,906
        Travel and entertainment                                     1,730      1,955              5,681         5,691
        Outside and professional services                            5,507      5,170             16,752        14,708
        Other operating expenses                                     4,792      5,248             15,085        12,803
                                                                ----------  ---------         ----------    ----------
             Total operating expenses                               67,160     61,681            186,835       165,511

Operating income                                                    64,457     59,146            184,889       162,960

Interest expense and other                                            (626)    (1,816)              (384)       (3,713)
                                                                ----------  ---------         ----------    ----------
Income before taxes                                                 63,831     57,330            184,505       159,247

Income taxes                                                        24,769     22,341             71,588        62,079
                                                                ----------  ---------         ----------    ----------
Net income                                                      $   39,062  $  34,989         $  112,917    $   97,168
                                                                ==========  =========         ==========    ==========

Average common and common equivalent shares outstanding:

        Basic                                                       92,435     92,773             92,636        92,605
                                                                ==========  =========         ==========    ==========

        Diluted                                                     95,415     96,296             95,738        95,924
                                                                ==========  =========         ==========    ==========
Earnings per common share:
        Basic                                                   $     0.42  $    0.38         $     1.22    $     1.05
                                                                ==========  =========         ==========    ==========

        Diluted                                                 $     0.41  $    0.36         $     1.18    $     1.01
                                                                ==========  =========         ==========    ==========

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

                            NUVEEN INVESTMENTS, INC.
        CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY
                                    UNAUDITED
                                 (IN THOUSANDS)

                                                                               UNAMORTIZED  ACCUMULATED
                                       CLASS A  CLASS B  ADDITIONAL              COST OF      OTHER
                                       COMMON   COMMON    PAID-IN   RETAINED   RESTRICTED   COMPREHENSIVE  TREASURY
                                        STOCK    STOCK    CAPITAL   EARNINGS  STOCK AWARDS  INCOME/(LOSS)    STOCK      TOTAL
                                       -------  -------  ---------- --------  ------------- -------------- ---------  ----------
Balance at December 31, 2003           $   476  $   733  $  188,899 $763,301  $        (50) $      (2,641) $(471,738) $   478,980
    Net income                                                       112,917                                              112,917
    Cash dividends paid                                              (47,258)                                             (47,258)
    Amortization of restricted
         stock awards                                                                   55                                     55
    Purchase of treasury stock                                                                               (41,283)     (41,283)
    Exercise of stock options                                (4,023)  (1,469)                                 26,500       21,008
    Issuance of deferred stock                                           (66)                                    300          234
    Grant of restricted shares                                            29           (89)                       60            -
    Compensation expense on options                          12,296                                                        12,296
    Tax benefit of options exercised                         7,775                                                          7,775
    Other comprehensive income                                                                      1,227                   1,227
                                       -------  -------  ---------- --------  ------------  -------------  ---------  -----------
Balance at September 30, 2004          $   476  $   733  $  204,947 $827,454  $        (84) $      (1,414) $(486,161) $   545,951
                                       =======  =======  ========== ========  ============  =============  =========  ===========

The Company began expensing the cost of stock options on April 1, 2004. All historical financial information has been restated.

See accompanying notes to consolidated financial statements.

                            NUVEEN INVESTMENTS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                 (IN THOUSANDS)

                                                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                                                      ------------------------------
                                                                                         2004              2003
                                                                                      -------------     ------------
Cash flows from operating activities:
      Net income                                                                       $    112,917     $     97,168
      Adjustments to reconcile net income to net cash
           provided from operating activities:
             Deferred income taxes                                                            2,739            8,103
             Depreciation of office property, equipment and leaseholds                        5,874            5,727
             Amortization of intangible assets                                                3,845            3,906
             Amortization of debt related costs, net                                           (390)               3
             Compensation expense for options                                                12,296           10,709
      Net (increase) decrease in assets:
             Management and distribution fees receivable                                      4,218             (377)
             Other receivables                                                              (10,499)          (2,840)
             Other assets                                                                    (1,477)            (821)
      Net increase (decrease) in liabilities:
             Accrued compensation and other expenses                                         (3,456)            (109)
             Deferred compensation                                                            3,419            2,223
             Accounts payable                                                                (4,153)           4,675
             Other liabilities                                                               (5,007)              96
      Other, consisting primarily of the tax effect of options exercised                      7,944            9,749
                                                                                       ------------     ------------
                              Net cash provided from operating activities                   128,270          138,212
                                                                                       ------------     ------------

Cash flows from financing activities:
      Repayment of notes payable                                                                  -           (5,000)
      Dividends paid                                                                        (47,258)         (37,980)
      Proceeds from stock options exercised                                                  21,008           14,960
      Acquisition of treasury stock                                                         (41,283)         (30,674)
      Net private placement related items                                                     3,847              101
                                                                                       ------------     ------------
                              Net cash used for financing activities                        (63,686)         (58,593)
                                                                                       ------------     ------------

Cash flows from investing activities:
      Net purchase of office property and equipment                                          (3,941)          (6,045)
      Proceeds from sales of investment securities                                            1,003              417
      Purchases of investment securities                                                    (13,500)          (1,821)
      Contingent consideration for Symphony acquisition                                      (1,639)          (7,932)
      Proceeds from Rittenhouse stock options exercised                                           -           42,474
      Repurchase of NWQ Class 2 minority members' interests                                 (15,424)               -
      Other, consisting primarily of the change in other investments                          2,804           (2,756)
                                                                                       ------------     ------------
                              Net cash (used for)/provided from investing activities        (30,697)          24,337
                                                                                       ------------     ------------

Increase in cash and cash equivalents                                                        33,887          103,956

Cash and cash equivalents:
      Beginning of year                                                                     161,584           70,480
                                                                                       ------------     ------------
      End of period                                                                    $    195,471     $    174,436
                                                                                       ------------     ------------

Supplemental Information:
      Taxes paid                                                                       $     68,671     $     41,730
      Interest paid                                                                    $     12,453     $      5,050

The Company began expensing the cost of stock options on April 1, 2004. All historical financial information has been restated.

See accompanying notes to consolidated financial statements.

                            NUVEEN INVESTMENTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2004

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

Effective April 1, 2004, the Company began expensing the cost of stock options per the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." The retroactive restatement method described in SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" was adopted and the results for prior years have been restated (see Note 2). Compensation cost recognized is the same as that which would have been recognized had the fair value method of SFAS No. 123 been applied from its original effective date. Prior to April 1, 2004, the Company accounted for stock option plans under the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations.

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

NOTE 2 STOCK-BASED COMPENSATION

Effective April 1, 2004, the Company adopted the fair value recognition provisions of SFAS No. 123 using the retroactive restatement method described in SFAS No. 148. Under the fair value recognition provisions of SFAS No. 123, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the lesser of the options' vesting period or the related employee service period. A Black-Scholes option-pricing model was used to determine the fair value of each award at the time of the grant.

The following table provides the effect of the restatement on net income and earnings per share (in thousands, except per share data):

                            Three Months Ended          Nine Months Ended
                     September 30,  September 30,  September 30,   September 30,
                     -------------  -------------  -------------   -------------
                         2004           2003           2004             2003
                     -------------  -------------  -------------   -------------
As Reported-
     Net Income         $ 39,062      $  37,368      $ 112,917       $ 104,012
     Basic EPS          $   0.42      $    0.40      $    1.22       $    1.12
     Diluted EPS        $   0.41      $    0.39      $    1.18       $    1.08

As Restated-
     Net Income              n/a      $  34,989            n/a       $  97,168
     Basic EPS               n/a      $    0.38            n/a       $    1.05
     Diluted EPS             n/a      $    0.36            n/a       $    1.01

The December 31, 2003 consolidated balance sheet has been restated for the retroactive adoption of the fair value recognition provisions of SFAS No. 123, which resulted in a $26.4 million increase in additional paid in capital, a $11.4 million decrease in retained earnings, and a $15.0 million decrease in deferred tax liabilities.

NOTE 3 EARNINGS PER COMMON SHARE

The following table sets forth a reconciliation of net income and the weighted average common shares used in the basic and diluted earnings per share computations for the three-month and nine-month periods ended September 30, 2004 and September 30, 2003.

In thousands,                                          For the three months ended
except per share data                    September 30, 2004              September 30, 2003
-------------------------          ---------------------------      -------------------------------
                                    Net              Per-share         Net                Per-share
                                   income    Shares    amount        income     Shares     amount
                                   --------  ------  ---------      --------    -------   ---------
Basic EPS                          $ 39,062  92,435  $    0.42      $ 34,989     92,773    $ 0.38
  Dilutive effect of:
     Deferred stock                       -     458                        -        466
     Employee stock options               -   2,522                        -      3,057
                                   --------  ------                 --------     ------
Diluted EPS                        $ 39,062  95,415  $    0.41      $ 34,989     96,296    $ 0.36
                                   --------  ------                 --------     ------

In thousands,                                        For the nine months ended
except per share data                   September 30, 2004                September 30, 2003
-------------------------          ---------------------------      -------------------------------
                                    Net              Per-share         Net                Per-share
                                   income    Shares    amount        income     Shares     amount
                                   --------  ------  ---------      --------    -------   ---------
Basic EPS                          $112,917  92,636     $1.22       $97,168      92,605      $1.05
  Dilutive effect of:
     Deferred stock                       -     456                       -         465
     Employee stock options               -   2,646                       -       2,854
                                   --------  ------                 -------      ------
Diluted EPS                        $112,917  95,738     $1.18       $97,168      95,924      $1.01
                                   --------  ------                 -------      ------

Options to purchase 5,251,202 and 2,170,000 shares of the Company's common stock were outstanding at September 30, 2004 and 2003, respectively, but were not included in the computation of diluted earnings per share because the options' respective weighted average exercise prices of $28.44 and $27.50 per share were greater than the average market price of the Company's common shares during the applicable period.

NOTE 4 NET CAPITAL REQUIREMENT

Nuveen Investments, LLC, the Company's wholly owned broker/dealer subsidiary, is subject to the Securities and Exchange Commission Rule 15c3-1, the "Uniform Net Capital Rule" (the "Rule"), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, as these terms are defined in the Rule, shall not exceed 15 to 1. At September 30, 2004, Nuveen Investments, LLC's net capital ratio was 1.58 to 1 and its net capital was $22,200,000, which was $19,859,000 in excess of the required net capital of $2,340,000.

NOTE 5 GOODWILL AND INTANGIBLE ASSETS

The following table presents a reconciliation of activity in the balance of goodwill from December 31, 2003 to September 30, 2004 presented on our consolidated balance sheets (in thousands):


Goodwill
--------
Balance at December 31, 2003                                     $  535,271
    Symphony acquisition - contingent consideration                   1,639
    NWQ repurchase of Class 2 minority interests                     12,923
    Other                                                               (22)
                                                                 ----------
Balance at September 30, 2004                                    $  549,811
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

SFAS No. 142, "Goodwill and Other Intangible Assets," requires an annual goodwill impairment test. The results of our last annual test indicated that, as of May 31, 2004, there was no indication of potential impairment of goodwill.

The following table presents gross carrying amounts and accumulated amortization amounts for intangible assets presented on our consolidated balance sheets at September 30, 2004 and December 31, 2003 (in thousands):

                                       At September 30, 2004      At December 31, 2003
                                      -----------------------    -----------------------
                                       Gross                      Gross
                                      Carrying    Accumulated    Carrying   Accumulated
Amortizable Intangible Assets          Amount    Amortization     Amount    Amortization
-----------------------------         --------   ------------    --------   ------------
Various previous acquisitions         $    459    $    459       $    459   $     459
Symphony-
    Customer relationships              43,800       7,112         43,800       5,445
    Internally developed software        1,622       1,026          1,622         783
    Favorable lease                        369         369            369         343
NWQ customer contracts                  22,900       5,513         22,900       3,604
                                      --------    --------       --------   ---------
         Total                        $ 69,150    $ 14,479       $ 69,150   $  10,634
                                      --------    --------       --------   ---------

The projected amortization for the next five years is approximately $1.3 million for the remaining three months of 2004, and annual amortization of $5.1 million for 2005, $5.0 million for 2006, and $4.8 million for each of 2007 and 2008.

NOTE 6 NOTES PAYABLE

At September 30, 2004 and December 31, 2003, notes payable on the accompanying consolidated balance sheets were comprised of the following (in thousands):

                                                 SEPTEMBER 30, 2004     DECEMBER 31, 2003
                                                 ------------------     -----------------
Private placement debt                              $  300,000             $ 300,000
Net unamortized private placement fees                  (1,665)               (1,787)
Net unamortized gains on unwinding of swaps              7,029                 3,828
Fair value of open interest rate swap                        -                    72
                                                    ----------             ---------
            Total                                   $  305,364             $ 302,113
                                                    ==========             =========

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

In connection with the private placement debt, we entered into a series of treasury rate lock and interest rate swap transactions (See Note 7). The resultant net gain on these transactions along with the private placement debt issuance costs are being amortized over the term of the private placement debt. After considering both the debt issuance costs and the derivative transactions, our current effective interest rate on the private placement debt is 3.8%

At September 30, 2004 and December 31, 2003, the fair value of our outstanding debt was $299.2 million.

The Company also has lines of credit with a group of banks and a revolving loan agreement with its majority shareholder, The St. Paul Travelers Companies, Inc. ("St. Paul Travelers"). The line of credit with the group of banks is a revolving credit line of $250 million, entered into on August 7, 2003. This committed line is divided into two equal facilities-- one with a three-year term that expires in August 2006, and one with a term of 364 days that expires in August 2005. Proceeds from borrowings under this facility may be used for fulfilling day to day cash requirements and general corporate purposes including acquisitions, share repurchases and asset purchases. The rate of interest payable under the agreement is, at the Company's option, a function of one of various floating rate indices. The agreement requires the Company to pay a facility fee at an annual rate of 0.12% of the committed amount for the three-year facility and 0.10% of the committed amount for the 364-day facility. The revolving loan agreement with St. Paul Travelers was entered into on July 31, 2002. This $250 million loan facility was originally set to expire on July 15, 2003, however it was amended prior to this expiration date to provide for no scheduled expiration date, but to specify that borrowings would be required to be repaid within 30 days demand by St. Paul Travelers. This loan facility carries a floating interest rate of LIBOR plus a margin of up to 0.25%. At September 30, 2004 and December 31, 2003, there were no amounts outstanding under these lines of credit.

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

Also as discussed in Note 6, the Company entered into a series of interest rate swap transactions. The Company entered into forward-starting interest rate swap transactions as hedges against changes in a portion of the fair value of the private placement debt. Under the agreements, payments were to be exchanged at specified intervals based on fixed and floating interest rates. All of the interest rate swap transactions were designated as fair value hedges to mitigate the changes in fair value of the hedged portion of the private placement debt. The Company determined that these interest rate swap transactions qualified for treatment under the short-cut method of SFAS No. 133 of measuring effectiveness. Certain of these interest rate swap transactions were cancelled. The cancellation of these interest rate swap transactions resulted in a total gain to the Company of $8.1 million. These gains are being amortized over the term of the private placement debt, lowering the effective interest rate of the private placement debt.

At September 30, 2004, there were no open interest rate swap transactions.

Included in "Other Investments" on our September 30, 2004 consolidated balance sheet are certain swap agreements that have not been designated as hedging instruments. These swaps are being used to re-create certain fixed income indices for purposes of establishing new fixed income products that may be offered to investors in the future. At September 30, 2004, the notional values and related expiration dates of these swap agreements are as follows: $2.0 million of positions expiring in August 2005 and $2.6 million of positions expiring in September 2009. For the three and nine months ended September 30, 2004, the net change in the fair value of these instruments totaled approximately $14,000 and has been reflected in "Interest Expense and Other" in the accompanying consolidated statement of income.

NOTE 8 RELATED PARTY TRANSACTIONS

On June 30, 2002, the Company made a loan of approximately $2.1 million to one of Symphony's prior owners, Maestro LLC. The members of Maestro LLC are also senior executives of Symphony. This uncollateralized, interest-bearing loan is payable on or before December 31, 2006 and carries an interest rate equal to the Applicable Federal Rate published by the Secretary of the Treasury. Any 5-year contingent consideration payments required to be made by the Company relating to the Symphony acquisition may be used to offset this loan obligation. A portion of the 5-year contingent consideration amount paid during the nine months ended September 30, 2004 was used to extinguish the remaining loan balance of $827,570. As of December 31, 2003, the remaining note receivable of approximately $827,570 was included in other assets on our consolidated balance sheets.

NOTE 9 RETIREMENT PLANS

On December 23, 2003, the Financial Accounting Standards Board ("FASB") released a revised version of SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The revised version of SFAS No. 132 includes new interim disclosure requirements regarding components of net periodic benefit cost as well as estimated contributions.

The following table presents the components of the net periodic retirement plans' benefit costs for the three and nine months ended September 30, 2004 and September 30, 2003, respectively:

                                              Three Months              Three Months
                                        Ended September 30, 2004  Ended September 30, 2003
                                        ------------------------  ------------------------
                                          Total         Post-       Total         Post-
                                         Pension      retirement   Pension      retirement
                                        ---------    -----------  ---------    -----------
Service Cost                            $ 389,000    $  52,000    $ 414,995    $ 34,337

Interest Cost                             409,000      106,000      415,244      77,752

Expected Return on Assets                (523,000)           -     (482,626)          -
Amortization of:

      Unrecognized Transition Asset             -            -            -           -

      Unrecognized Prior Service Cost       1,000      (66,000)       1,626     (42,089)

      Unrecognized (Gain)/Loss             29,000            -       43,992           -
                                        ---------    ---------    ---------    --------
Total                                   $ 305,000    $  92,000    $ 393,231    $ 70,000
                                        =========    =========    =========    ========

                                               Nine Months                Nine Months
                                        Ended September 30, 2004    Ended September 30, 2003
                                        -------------------------   -------------------------
                                           Total         Post-         Total         Post-
                                          Pension      retirement     Pension      Retirement
                                        ------------   ----------   ------------   ----------
Service Cost                            $ 1,231,000    $ 156,000    $ 1,244,985    $ 205,725

Interest Cost                             1,260,000      338,000      1,245,732      350,563

Expected Return on Assets                (1,560,000)           -     (1,447,878)           -
Amortization of:

      Unrecognized Transition Asset               -            -              -            -

      Unrecognized Prior Service Cost         4,000     (198,000)         4,878     (111,288)

      Unrecognized (Gain)/Loss              112,000       10,000        131,976            -
                                        -----------    ---------    -----------    ---------
Total                                   $ 1,047,000    $ 306,000    $ 1,179,693    $ 445,000
                                        ===========    =========    ===========    =========

The Company does not expect to make any contributions during 2004 to its pension plans. For its postretirement benefit plan, the Company expects to contribute a total of $350,000 during 2004; for the first nine months of 2004, the Company has contributed approximately $300,105.

                          PART I. FINANCIAL INFORMATION
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                               SEPTEMBER 30, 2004

DESCRIPTION OF THE BUSINESS

Our principal businesses are asset management and related research as well as the development, marketing and distribution of investment products and services for the affluent, high-net-worth and the institutional market segments. We distribute our investment products and services, which include individually managed accounts, closed-end exchange-traded funds, and mutual funds, to the affluent and high-net-worth market segments through unaffiliated intermediary firms including broker/dealers, commercial banks, affiliates of insurance providers, financial planners, accountants, consultants and investment advisors. We also provide separate account services, including privately offered partnerships, to several institutional market segments and channels.

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

SUMMARY OF OPERATING RESULTS

The table presented below highlights the results of our operations for the three-month and nine-month periods ended September 30, 2004 and 2003:

FINANCIAL RESULTS SUMMARY
COMPANY OPERATING STATISTICS

($ in millions except per share amounts)

                                         FOR THE THIRD QUARTER OF          FOR THE FIRST NINE MONTHS OF
                                        2004           2003   % CHANGE      2004       2003    % CHANGE
                                     -----------   ---------- --------  ----------   --------  --------
Gross sales of investment products   $     5,751   $   4,404     31%    $   17,831   $ 14,024     27%
Net flows of investment products           2,891       2,085     39          9,796      7,278     35
Assets under management (1)(2)           106,891      90,059     19        106,891     90,059     19
Operating revenues                         131.6       120.8      9          371.7      328.5     13
Operating expenses                          67.2        61.7      9          186.8      165.5     13
Net income                                  39.1        35.0     12          112.9       97.2     16
Basic earnings per share                    0.42        0.38     11           1.22       1.05     16
Diluted earnings per share                  0.41        0.36     14           1.18       1.01     17
Dividends per share                         0.18        0.15     20           0.51       0.41     24

      (1)   At period end.

      (2)   Excludes defined portfolio assets under surveillance.

RESULTS OF OPERATIONS

The following discussion and analysis contains important information that should be helpful in evaluating our results of operations and financial condition, and should be read in conjunction with the consolidated financial statements and related notes.

Gross sales of investment products (which include new managed accounts, deposits into existing managed accounts and the sale of open-end and exchange-traded fund shares) for the three-month and nine-month periods ended September 30, 2004 and 2003 are shown below:

GROSS INVESTMENT PRODUCT SALES
(in millions)

                        THREE MONTHS ENDED    NINE MONTHS ENDED
                          SEPTEMBER 30,         SEPTEMBER 30,
                         2004       2003        2004      2003
                        -------   -------     -------   --------
Exchange-Traded Funds   $  640     $1,299     $ 2,175   $ 5,824
Mutual Funds               407        348       1,079     1,179
Managed Accounts         4,704      2,757      14,577     7,021
                        ------     ------     -------   -------
          Total         $5,751     $4,404     $17,831   $14,024
                        ======     ======     =======   =======

Third quarter gross sales increased 31%, year over year, to $5.8 billion. Retail and institutional managed account sales grew $1.9 billion to $4.7 billion, up 71% versus the third quarter of the prior year. The largest driver of this increase was a $2.0 billion increase in value-style equity managed account sales. Also showing growth were municipal managed account sales, which increased $0.1 billion or 10%. Sales of exchange-traded funds were down $0.7 billion from the $1.3 billion we raised in the third quarter of 2003.

Year-to-date sales increased $3.8 billion or 27%. Consistent with sales for the quarter, the increase was driven by an increase in managed account sales. Year-to-date managed account sales more than doubled to $14.6 billion driven mainly by value-style equity account sales which were more than three times the level of sales in the comparable period of 2003.

Net flows of investment products for the three-month and nine-month periods ended September 30, 2004 and 2003 are shown below:

NET FLOWS
(in millions)

                        THREE MONTHS ENDED    NINE MONTHS ENDED
                           SEPTEMBER 30,        SEPTEMBER 30,
                         2004       2003       2004      2003
                        ------     -------    -------   --------
Exchange-Traded Funds   $  643     $ 1,305    $ 2,194   $  5,842
Mutual Funds               141         (66)       (20)       129
Managed Accounts         2,107         846      7,622      1,307
                        ------     -------    -------   --------
          Total         $2,891     $ 2,085    $ 9,796   $  7,278
                        ======     =======    =======   ========

Net flows for the quarter totaled $2.9 billion, up 39% versus flows in the same quarter of the prior year. All product lines experienced net inflows for the quarter. Managed account flows more than doubled and nearly tripled to $2.1 billion driven by value-style equity and municipal account flows.

Year-to-date net flows totaled $9.8 billion. Both managed accounts and exchange-traded funds experienced net inflows to date while mutual fund net flows were fairly flat.

The following table summarizes net assets under management:

NET ASSETS UNDER MANAGEMENT
(in millions)

                                     SEPTEMBER 30,  DECEMBER 31,  SEPTEMBER 30,
                                         2004          2003           2003
                                     -------------  ------------  -------------
Exchange-Traded Funds                  $ 49,226       $ 47,094      $ 46,131
Mutual Funds                             12,293         12,285        12,043
Managed Accounts - Retail                32,265         25,676        22,985
Managed Accounts - Institutional         13,107         10,301         8,900
                                       --------       --------      --------
     Total                             $106,891       $ 95,356      $ 90,059
                                       ========       ========      ========

Net assets under management of nearly $107 billion on September 30, 2004 were 19% higher than the $90.1 billion reported a year earlier and 12% higher than end of the year assets. During both timeframes, we experienced asset growth across all product categories.

The following table presents the component changes in our net assets under management for the three-month and nine-month periods ended September 30, 2004 and September 30, 2003:

CHANGE IN NET ASSETS UNDER MANAGEMENT
(in millions)

                                THREE MONTHS ENDED   NINE MONTHS ENDED
                                   SEPTEMBER 30,       SEPTEMBER 30,
                                2004        2003     2004         2003
                              --------   ---------  --------    --------
Gross Sales                   $ 5,751    $ 4,404    $ 17,831    $ 14,024
Reinvested Dividends               87        102         240         272
Redemptions                    (2,947)    (2,421)     (8,275)     (7,019)
                              -------    -------    --------    --------
    Net Flows                   2,891      2,085       9,796       7,278
Appreciation/(Depreciation)     2,143       (284)      1,739       3,062
                              -------    -------    --------    --------
    Increase in Net Assets    $ 5,034    $ 1,801    $ 11,535    $ 10,340
                              =======    =======    ========    ========

For the three-month period ended September 30, 2004, the $5.0 billion increase in net assets under management was driven by $2.9 billion in net flows coupled with $2.1 billion in market appreciation, primarily on our fixed income assets. For the nine-month period ended September 30, 2004, net flows of $9.8 billion were coupled with $1.7 billion in market appreciation, resulting in a net increase in net assets under management of $11.5 billion.

Investment advisory fee income, net of sub-advisory fees and expense reimbursements, is shown in the following table:

INVESTMENT ADVISORY FEES
(in thousands)

                                THREE MONTHS ENDED   NINE MONTHS ENDED
                                   SEPTEMBER 30,       SEPTEMBER 30,
                                2004        2003      2004       2003
                              --------   ---------  --------    --------
Exchange-Traded Funds         $ 60,054   $  56,626  $177,585    $162,758
Mutual Funds                    15,629      15,357    47,237      45,589
Managed Accounts                45,306      31,496   123,867      89,423
                              --------   ---------  --------    --------
     Total                    $120,989   $ 103,479  $348,689    $297,770
                              ========   =========  ========    ========

Investment advisory fees for the quarter increased 17% driven by an increase in fees across all product lines. Growth in all product areas was the result of an increase in assets under management. Within the managed account product line, fees increased on value-style equity and municipal accounts; however, fees on our growth-style equity accounts declined slightly.

Year-to-date investment advisory fees increased 17%. Consistent with the third quarter, year-to-date fees increased across all product lines. Managed account fees increased 39% driven by a significant increase in fees on equity value-style accounts as a result of a doubling of assets under management. Fees on exchange-traded funds increased 9% driven by an increase in assets under management due to net inflows of $2.7 billion and market appreciation of $0.5 billion over the last year.

Underwriting and distribution revenue for the three-month and nine-month periods ended September 30, 2004 and 2003 is shown in the following table:

UNDERWRITING AND DISTRIBUTION REVENUE
(in thousands)

                                THREE MONTHS ENDED    NINE MONTHS ENDED
                                   SEPTEMBER 30,        SEPTEMBER 30,
                                2004        2003      2004       2003
                              --------   ---------  --------    --------
Exchange-Traded Funds          $   742   $  1,045   $ 2,184     $  4,654
Muni/Fund Preferred(TM)          1,055        679     2,798        1,792
Mutual Funds                       471        467     1,568          621
Other                               22        (22)        1          (36)
                               -------   --------   -------     --------
     Total                     $ 2,290   $  2,169   $ 6,551     $  7,031
                               =======   ========   =======     ========

Underwriting and distribution revenue for the third quarter was consistent with the same quarter of the prior year as a decline in underwriting revenue on exchange-traded funds was more than offset by an increase in Muni/Fund Preferred(TM) revenue. Underwriting and distribution revenue declined year-to-date, driven mainly by a reduction in underwriting revenue on exchange-traded funds. Exchange-traded fund underwriting revenue declined as a result of a decline in the number of new offerings in 2004. Partially offsetting this decline, Muni/Fund Preferred(TM) revenue increased as a result of an increase in the number of preferred shares outstanding. Mutual fund distribution revenue increased as a result of a reduction in commissions paid to distributors on high dollar value sales and an increase in the value of assets upon which rule 12b-1 fees are earned.

PERFORMANCE FEES/OTHER REVENUE

Performance fees/other revenue consists of various fees earned in connection with services provided on behalf of our defined portfolio assets under surveillance and performance fees earned on institutional assets managed by Symphony. The decline in this item for both the third quarter and year-to-date is due to a decline in Symphony performance fees of $6.7 million.

OPERATING EXPENSES

The following table summarizes operating expenses for the three-month and nine-month periods ended September 30, 2004 and 2003:

OPERATING EXPENSES
(in thousands)

                                THREE MONTHS ENDED    NINE MONTHS ENDED
                                   SEPTEMBER 30,        SEPTEMBER 30,
                                2004       2003       2004         2003
                              --------   ---------  --------    ---------
Compensation and Benefits     $ 45,380   $ 40,440   $121,264    $ 105,362
Advertising and Promotion        3,460      2,834      9,601        8,485
Occupancy and Equipment          5,018      4,732     14,607       14,556
Amortization of Intangibles      1,273      1,302      3,845        3,906
Travel and Entertainment         1,730      1,955      5,681        5,691
Outside/Professional Services    5,507      5,170     16,752       14,708
Other Operating Expenses         4,792      5,248     15,085       12,803
                              --------   --------   --------    ---------
     Total                    $ 67,160   $ 61,681   $186,835    $ 165,511
                              ========   ========   ========    =========
% of Operating Revenue            51.0%      51.0%      50.3%        50.4%

SUMMARY

Operating expenses increased 9% for the quarter driven mainly by an increase in compensation and benefits. Year-to-date operating expenses increased 13% due mainly to increases in compensation and benefits, outside services and other operating expenses. Although operating expenses increased overall, as a percentage of operating revenue, expenses for the quarter are in line with the previous year and year-to-date expenses are slightly lower than a year ago.

COMPENSATION AND BENEFITS

Base compensation for the quarter and year-to-date increased 15% and 10%, respectively, due to salary increases and headcount increases. Profit sharing expense also increased for both the quarter and year-to-date due to an increase in net income. Beginning in the second quarter of 2004, we elected to begin expensing options and that cost is reflected in compensation expense. All prior periods have been restated to include stock option expense.

ADVERTISING AND PROMOTIONAL COSTS

Advertising and promotional expenditures for the quarter were up $0.7 million versus the prior year while year-to-date expenditures increased $1.1 million.

OUTSIDE AND PROFESSIONAL SERVICES

Outside and professional services increased $0.3 million for the quarter and $2.0 million year-to-date due mainly to an increase in legal fees as a result of the recent mutual fund industry information requests from regulators.

ALL OTHER OPERATING EXPENSES

All other operating expenses, including occupancy and equipment costs, amortization of intangible assets, travel and entertainment, fund organization costs and other expenses declined approximately $0.4 million for the quarter and increased $2.3 million year-to-date. The year-to-date increase is due to an increase in severance and recruiting expense as we continue to invest in our distribution and investment teams. Additionally, minority interest expense increased as a result of the growth of our NWQ business, and insurance and other taxes increased due to an overall increase in insurance costs and an increase in miscellaneous business taxes due to the expansion of our business.

INTEREST EXPENSE AND OTHER

Interest expense and other includes investment and other income/(expense) and interest expense. Investment and other income is comprised primarily of dividends and interest income from investments, realized gains and losses on investments and miscellaneous income, including gain or loss on the disposal of property.

Interest expense and other increased $1.2 million as income recorded in the third quarter of 2004 was compared to losses recorded in the third quarter of 2003. This increase was partially offset by an increase in net interest expense of $1.1 million resulting from the private placement debt.

Year-to-date, interest expense and other increased $3.3 million as income and non-recurring investment gains recorded in the first nine months of 2004 were partially offset by an increase in net interest expense of $3.6 million resulting from the private placement debt.

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

In addition to the private placement debt, the Company has a committed line of credit in place to provide liquidity. On August 7, 2003, the Company entered into a $250 million revolving line of credit with a group of banks. This committed line is divided into two equal facilities--one with a three-year term that expires in August 2006 and one that is renewable every 364 days that expires in August 2005. Proceeds from borrowings under these facilities may be used for fulfilling day to day cash requirements and general corporate purposes, including acquisitions, share repurchases and asset purchases. The rate of interest payable under the agreement is, at the Company's option, a function of one of various floating rate indices. As of September 30, 2004, there were no amounts outstanding under either part of the line of credit.

Nuveen Investments also has a $250 million revolving loan agreement with its majority shareholder, The St. Paul Travelers Companies, Inc. ("St. Paul Travelers"). This loan facility was originally set to expire on July 15, 2003, however it was amended prior to this expiration date to provide for no scheduled expiration date, but to specify that borrowings would be required to be repaid within 30 days demand by St. Paul Travelers. As of September 30, 2004, there were no amounts outstanding under this line of credit.

In addition to the above facilities, our broker/dealer subsidiary occasionally utilizes available, uncommitted lines of credit with no annual facility fees, which approximate $100 million, to satisfy periodic, short-term liquidity needs. As of September 30, 2004, no borrowings were outstanding on these uncommitted lines of credit.

As part of the NWQ acquisition, key employees purchased a non-controlling, member interest in NWQ Investment Management Company, LLC. The non-controlling interest of approximately $1.0 million as of September 30, 2004, is reflected in minority interest on the consolidated balance sheets. This purchase allows management to participate in profits of NWQ above specified levels beginning January 1, 2003. During the nine months ended September 30, 2004, we recorded approximately $1.4 million of minority interest expense, which reflects the portion of profits applicable to the minority shareholders. Beginning in 2004 and continuing through 2008, the Company has the right to purchase the non-controlling members' respective interests in NWQ. On February 13, 2004, the Company exercised its right to call 100% of the Class 2 minority members' interests for $15.4 million. Of the total amount paid, approximately $12.9 million was recorded as goodwill and $2.5 million was a return of capital.

At September 30, 2004, we held in treasury 28,314,201 shares of Class A common stock acquired in open market transactions. During the third quarter and first nine-months of 2004, the Company repurchased 326,261 and 1,504,643 Class A common stock shares in open market transactions, respectively. As part of a share repurchase program approved on August 9, 2002, we are authorized to purchase up to 7.0 million shares of Class A common stock. As of September 30, 2004, the remaining authorization covered 2.7 million shares.

During the third quarter and first nine months of 2004, we paid out dividends on common shares totaling approximately $16.6 million and $47.3 million, respectively.

Our broker/dealer subsidiary is subject to requirements of the Securities and Exchange Commission relating to liquidity and capital standards (See Note 4 to Consolidated Financial Statements).

We meet our working capital needs through cash generated by our operating activities. Cash provided by these operating activities totaled $128 million for the nine-month period ended September 30, 2004. Management believes that cash flows provided by operating activities will continue to serve as the principal source of working capital in the near future and will be sufficient to meet our regular operating needs.

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

FORWARD-LOOKING INFORMATION AND RISK FACTORS

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

Risks, uncertainties and other factors that pertain to our business and the effects of which may cause our assets under management, earnings, revenues, profit margins, and/or our stock price to decline include: (1) the effects of the substantial competition that we, like all market participants, face in the investment management business, including competition for continued access to the brokerage firms' retail distribution systems and "wrap fee" managed account programs where the loss of such access would cause a resulting loss of assets;
(2) the adverse effects of declines in securities markets on our assets under management and future offerings; (3) the adverse effects of increases in interest rates from their present levels on the net asset value of our assets under management that are invested in fixed-income securities and the magnifying effect such increases in interest rates may have on our leveraged closed-end exchange-traded funds; (4) the adverse effects of poor investment performance by our managers or declining markets resulting in redemptions, loss of clients, and declines in asset values; (5) our failure to comply with contractual requirements and/or guidelines in our client relationships, which could result in losses that clients could seek to recover from us and in clients withdrawing assets from our management; (6) the competitive pressures on the management fees we charge; (7) our failure to comply with various government regulations such as the Investment Advisers Act and the Investment Company Act of 1940 and other federal and state securities laws that impose, or may in the future impose, numerous obligations on our investment advisers and managed funds and accounts and the Securities Exchange Act of 1934 and other federal and state securities laws and the rules of the National Association of Securities Dealers that impose, or may in the future impose, numerous obligations on our broker/dealer subsidiary Nuveen Investments, LLC, where the failure to comply with such requirements could cause the SEC or other regulatory authorities to institute proceedings against our investment advisers and/or broker/dealer and impose sanctions ranging from censure and fines to termination of an investment adviser or broker/dealer's registration and otherwise prohibiting an adviser from serving as an adviser; (8) our reliance on revenues from investment management contracts that are subject to annual renewal by the independent board of trustees overseeing the related funds according to their terms; (9) a decision by the independent trustees of the various Nuveen managed mutual funds not to renew all or some of the investment management agreements with Nuveen; (10) the loss of key employees that could lead to a loss of assets;
(11) burdensome regulatory developments including the adoption of regulations governing the amount of investment management fees charged by investment advisers; (12) the impact of recent accounting pronouncements; and (13) unforeseen developments in litigation involving the securities industry or the Company.

                          PART I. FINANCIAL INFORMATION
       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                               SEPTEMBER 30, 2004

The following information, together with information included elsewhere in this report, describes the key aspects of certain financial instruments that have market risk.

INTEREST RATE SENSITIVITY

As of September 30, 2004, all of our long-term debt was at a fixed interest rate. However, we have periodically entered into receive-fixed, pay-floating interest rate swap agreements. During the third quarter, the remaining open interest rate swap transaction was terminated. At September 30, 2004 there were no open interest rate swap transactions. During the year ended December 31, 2003, we utilized interest rate lock contracts to hedge the risk-free rate component of our then anticipated private placement debt issuance. The contracts were closed during the third quarter of 2003 and no interest rate lock contracts were outstanding at September 30, 2004. For further information regarding interest rate contracts, refer to Note 7 to the Consolidated Financial Statements - Derivative Financial Instruments.

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

                         ITEM 4. CONTROLS AND PROCEDURES

Effective as of September 30, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chairman and Chief Executive Officer, President, and Senior Vice President, Finance, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, the Company's Chairman and Chief Executive Officer, President, and Senior Vice President, Finance concluded that the Company's disclosure controls and procedures are effective and no changes are required at this time. In connection with management's evaluation, pursuant to the Exchange Act Rule 13a-15(d), no changes during the quarter ended September 30, 2004 were identified that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      From time to time in the ordinary course of business, the Company is involved in legal matters such as disputes with employees or customers. There are currently no such significant matters.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

                      ISSUER PURCHASES OF EQUITY SECURITIES

                                                                                       (c) Total   (d) Maximum
                                                                                         Number       Number
                                                                                        of Shares   of Shares
                                                                                       Purchased     that May
                                                              (a) Total                as Part of     Yet Be
                                                               Number     (b) Average   Publicly    Purchased
                                                              of Shares    Price Paid   Announced    Under the
 Period                                                       Purchased    per Share     Program     Program
-------------------                                          -----------  -----------  ----------  ------------
Share purchases prior to July 1, 2004 under current
repurchase program:                                            3,946,244  $ 25.64       3,946,244    3,053,756

Third quarter purchases:
   July 1, 2004 - July 31, 2004                                  115,940    26.04         115,940    2,937,816
   August 1, 2004 - August 31, 2004                              106,100    26.32         106,100    2,831,716
   September 1, 2004 - September 30, 2004                        104,221    29.87         104,221    2,727,495
                                                              ----------                ---------
      Total third quarter purchases                              326,261  $ 27.35         326,261
                                                              ----------                ---------
Total share repurchases under the current program              4,272,505  $ 25.77       4,272,505    2,727,495
                                                              ----------                ---------

As part of the Company's current share repurchase program announced and approved on August 9, 2002, the Company is authorized to purchase up to 7.0 million shares of Class A common stock. As of September 30, 2004, there are approximately 2.7 million shares that may yet be purchased under the share repurchase program, which has no expiration date. There have been no share repurchases that were not part of a publicly announced program.

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

                                 NUVEEN INVESTMENTS, INC.
                                 (Registrant)

DATE: November 5, 2004           By /s/ John P. Amboian
                                 ----------------------
                                 John P. Amboian
                                 President

DATE: November 5, 2004           By /s/ Margaret E. Wilson
                                 -------------------------
                                 Margaret E. Wilson
                                 Senior Vice President, Finance
                                 (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT NO.              DESCRIPTION
----------               ------------
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