Form 10-K
period 2004-12-31
NUVEEN INVESTMENTS INC
filed 2005-03-03
CIK 885708

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

                                 Yes [X] No [ ]

  The aggregate market value of the outstanding Common Stock held by non-affiliates of the Registrant as of June 30, 2004 was $489,462,738. This calculation does not reflect a determination that persons are affiliates for any other purposes.

  The number of shares of the Registrant's Common Stock outstanding at February 25, 2005 was 94,057,755 consisting of 20,732,541 shares of Class A Common Stock, $.01 par value, and 73,325,214 shares of Class B Common Stock, $.01 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

  Portions of Registrant's Proxy Statement relating to the annual meeting of stockholders to be held May 17, 2005 are incorporated by reference into Part III of this report.

                                     PART I

ITEM I. BUSINESS

GENERAL

The principal businesses of Nuveen Investments, Inc. ("The Company" or "We" or "Nuveen" or "Our" where applicable) are asset management and related research as well as the development, marketing and distribution of investment products and services for the affluent, high-net-worth and institutional market segments. We distribute our investment products and services, including closed-end exchange-traded funds ("exchange-traded funds"), mutual funds and individually managed accounts, to affluent and high-net-worth market segments through unaffiliated intermediary firms including broker-dealers, commercial banks, affiliates of insurance providers, financial planners, accountants, consultants and investment advisors. We also provide managed account services, including privately offered partnerships, to several institutional market segments and channels.

The Company and its subsidiaries offer core investment capabilities through four branded investment teams: Rittenhouse growth equities, NWQ value equities, Nuveen fixed-income ("NAM"), and Symphony alternative investments.

Operations of the Company are organized around its principal advisory subsidiaries, which are registered investment advisers under The Investment Advisers Act of 1940. Certain of these advisory subsidiaries manage various Nuveen mutual funds and exchange-traded funds and others provide investment management services for individual and institutional managed accounts. Additionally, Nuveen Investments, LLC, a registered broker and dealer in securities under The Securities Exchange Act of 1934, provides investment product distribution and related services for the Company's managed funds and, through March of 2002, sponsored and distributed the Company's defined portfolios.

COMPANY HISTORY AND ACQUISITIONS

The Company, headquartered in Chicago, is the successor to a business formed in 1898 by Mr. John Nuveen that served as an underwriter and trader of municipal bonds. This core business was augmented in 1961 when the Company developed and introduced its first municipal defined portfolio, which is a fixed portfolio of municipal securities selected and purchased by the Company and deposited in a trust. The Company introduced its first municipal mutual fund in 1976, its first municipal money market fund in 1981, and its first municipal exchange-traded fund in 1987. The Company began providing individual managed account services to investors in early 1995, and since 1996 the Company has offered an increasingly wide range of equity-based managed funds and accounts to its target markets.

On January 2, 1997, the Company completed the acquisition of Flagship Resources Inc. ("Flagship") a manager of both municipal mutual funds and municipal managed accounts for individual investors.

On August 31, 1997, the Company completed the acquisition of all of the outstanding stock of Rittenhouse Financial Services, Inc. ("Rittenhouse"), which specializes in managing individual equity and balanced portfolios primarily for high-net-worth individuals served by financial advisors. Rittenhouse provided the Company with a high-quality scalable distribution and service platform focused on the growing retail managed account markets.

On September 17, 1999, the Company completed the sale of its investment banking business to US Bancorp Piper Jaffray. In conjunction with the sale, the Company ceased underwriting and distributing municipal bonds and serving as remarketing agent for variable rate bonds.

On July 16, 2001, the Company completed the acquisition of Symphony Asset Management, LLC ("Symphony"). Symphony is an institutional investment manager based in San Francisco. As a result of the acquisition, the Company's product offerings have expanded to include alternative investments designed to reduce risk through market-neutral and other strategies in several equity and fixed-income asset classes. Symphony also manages several long-only portfolios for the Company.

In the first quarter of 2002, the Company exited the defined portfolio product line. As a result, the Company no longer creates and distributes new defined portfolios. Defined portfolios previously sponsored by the Company that are still outstanding continue to be administered by the Company.

On August 1, 2002, the Company completed the acquisition of NWQ Investment Management ("NWQ"), an asset management firm that specializes in value-oriented equity investments with significant relationships among institutions and financial advisors serving high-net-worth investors. NWQ has a product line that includes large-cap, mid-cap and small-cap value products as well as international value portfolios.

The Company was incorporated in the State of Delaware on March 23, 1992, as a wholly owned subsidiary of The St. Paul Companies, Inc. (now The St. Paul Travelers Companies, Inc. ("St. Paul Travelers")). John Nuveen & Co. Incorporated, the predecessor of the Company (now named Nuveen Investments, LLC), had been a wholly owned subsidiary of St. Paul Travelers since 1974. During 1992, St. Paul Travelers sold a portion of its ownership interest in the Company through a public offering. As of the date of this report, St. Paul Travelers owns approximately 78% of the outstanding voting securities of the Company.

LINES OF BUSINESS

We derive substantially all of our revenues from providing investment advisory, investment management, distribution and administration services to our family of funds and high-net-worth and institutional investors. This is our main business activity and only operating segment.

The following series of tables, including Gross Sales of Investment Products, Net Flows, and Net Assets Under Management, provide data that should be helpful in understanding the Company's business and should be referred to while reading the separate discussions that follow the tables.

GROSS SALES OF INVESTMENT PRODUCTS

The following table summarizes gross sales for the Company's products for the past three years:

                       GROSS SALES OF INVESTMENT PRODUCTS
                                 (IN THOUSANDS)

                             YEAR ENDED DECEMBER 31,
                         -------------------------------------
                            2004          2003        2002
                         -----------  -----------  -----------
Managed Accounts:
  Retail                 $15,497,165  $ 7,943,426  $ 5,692,870
  Institutional            5,939,308    2,335,561    1,346,652
                         -----------  -----------  -----------
     Total                21,436,473   10,278,987    7,039,522

Mutual Funds:
  Municipal                1,381,353    1,428,389    1,365,144
  Equity and Income          243,445      107,347      147,606
                         -----------  -----------  -----------
     Total                 1,624,798    1,535,736    1,512,750

Exchange-Traded Funds:
  Common Shares            2,066,227    4,104,778    4,689,477
  Preferred Shares           821,967    2,178,623    2,158,668
                         -----------  -----------  -----------
     Total                 2,888,194    6,283,401    6,848,145
                         -----------  -----------  -----------

Total Managed Assets      25,949,465   18,098,124   15,400,417
Defined Portfolio Sales            -            -      194,117
                         -----------  -----------  -----------

Total Sales              $25,949,465  $18,098,124  $15,594,534
                         ===========  ===========  ===========

NET FLOWS OF INVESTMENT PRODUCTS

The following table summarizes net flows (equal to sales, reinvestments and exchanges less redemptions) for the Company's products for the past three years.

                                    NET FLOWS
                                 (IN THOUSANDS)

                              YEAR ENDED DECEMBER 31,
                       --------------------------------------
                          2004         2003         2002
                       -----------  -----------   -----------
Managed Accounts:
  Retail               $ 8,367,137  $ 2,921,607   $   343,314
  Institutional          3,455,259      (20,835)     (281,361)
                       -----------  -----------   -----------
         Total          11,822,396    2,900,772        61,953

Mutual Funds:
  Municipal                280,449      372,709       666,192
  Equity and Income          7,437     (140,007)     (488,663)
                       -----------  -----------   -----------
         Total             287,886      232,702       177,529

Exchange-Traded Funds    2,911,406    6,304,661     6,868,361
                       -----------  -----------   -----------
Total Managed Assets    15,021,688    9,438,135     7,107,843

Defined Portfolios               -            -       194,117
                       -----------  -----------   -----------

Total                  $15,021,688  $ 9,438,135   $ 7,301,960
                       ===========  ===========   ===========

NET ASSETS UNDER MANAGEMENT

The following table shows net assets managed by the Company at December 31 for each of the past three years. Defined portfolio assets under surveillance are not included in net assets under management since the portfolios are not actively managed and generally generate up-front distribution revenues rather than on-going advisory fees.

                           NET ASSETS UNDER MANAGEMENT
                                  (IN MILLIONS)

                              DECEMBER 31,
                        --------------------------
                          2004     2003     2002
                        --------  -------  -------
Managed Accounts:
     Retail             $ 36,975  $25,676  $19,403
     Institutional        15,582   10,301    8,523
                        --------  -------  -------
       Total              52,557   35,977   27,926

Mutual Funds:
     Municipal            11,381   11,101   10,759
     Equity and Income     1,299    1,184    1,090
                        --------  -------  -------
        Total             12,680   12,285   11,849

Exchange-Traded Funds     50,216   47,094   39,944
                        --------  -------  -------

Total Managed Assets    $115,453  $95,356  $79,719
                        ========  =======  =======

ASSET MANAGEMENT

INVESTMENT CAPABILITIES OVERVIEW

The Company, through its advisory subsidiaries, offers four core investment styles: growth equities through Rittenhouse; value equities through NWQ; fixed-income through NAM; and hedged alternative investments through Symphony. Within these core investment styles, the Company sponsors several product alternatives including separately managed accounts, closed-end exchange-traded funds and open-end mutual funds. In its capacity as an adviser, the Company is responsible for the execution of the investment policies of the various funds or managed accounts it advises. Investment decisions for each fund or account are made by the portfolio manager responsible for the fund or managed account.

Our Rittenhouse portfolio team follows a core growth stock strategy that centers generally on identifying large capitalization companies that are financially strong, are global leaders in their industries and generally have demonstrated consistent and predictable above-average long-term growth in earnings and, if applicable, in dividends. Our NWQ portfolio team specializes in value-oriented equity investments with a philosophy of investing in undervalued companies with identified catalysts to improve profitability and/or unlock value. Symphony's hedged alternative investment disciplines are designed to reduce the systematic risk of investing in several equity and fixed-income asset classes with the goal of producing positive returns regardless of broad market direction. NAM's fixed-income style concentrates primarily on the research, selection and management of municipal bond portfolios with the goal of generating attractive current income. The Company also offers investment products in a variety of taxable fixed-income styles including preferred securities, convertible securities, real estate investment trusts ("REITs"), senior loans and emerging market debt. Several of these styles provide access to other specialized, unaffiliated investment managers through sub-advisory arrangements.

The Company has traditionally had a very low employment turnover rate among its portfolio managers. The majority of the Company's portfolio managers, as well as those employed by sub-advisers, have devoted most of their professional careers to the analysis, selection and surveillance of the types of securities held in the funds or accounts they manage.

SPONSORED PRODUCTS

The Company provides tailored investment management services for individuals and institutions through traditional managed accounts. Managed accounts are individual portfolios of stocks and bonds that offer investors the opportunity for a greater degree of tax planning and customization than traditional mutual funds. Our managed account offerings include large-cap growth and value accounts, small-cap and mid-cap value accounts, international equity accounts, blends of stocks and bonds, and market-neutral as well as tax-free and taxable fixed-income accounts. Accounts managed by Symphony include privately offered hedge funds. Symphony offers single-strategy market-neutral hedged portfolios across different asset classes and capitalization ranges: Large Cap U.S. Equities, Small Cap U.S. Equities, Convertible-bond Arbitrage, Credit Arbitrage and Senior Loans. Portfolios are managed through privately offered on-shore limited partnerships, off-shore funds, and separately managed accounts. Some separate accounts, partnerships, and funds employ investment leverage. In addition, some clients may choose to overlay Symphony's strategies with futures contracts. At December 31, 2004, Rittenhouse, NAM, NWQ and Symphony managed 18%, 20%, 57% and 5% of the Company's total managed account assets, respectively. Rittenhouse and NWQ manage accounts on both a discretionary and non-discretionary basis, while NAM and Symphony accounts are managed on a discretionary basis.

As of December 31, 2004, the Company sponsored 110 closed-end exchange-traded funds that are actively managed. Of these funds, 98 invest exclusively in municipal securities. Of the remaining 12 funds, three invest primarily in senior loans, one invests in REITs, two invest in a blend of fixed-income and equity strategies, two invest in preferred and convertible securities, three invest solely in preferred securities and one invests in equity index and option securities. Closed-end exchange-traded funds do not continually offer to sell and redeem their shares. Rather, daily liquidity is provided by the ability to trade the shares of these funds on the New York or American Stock Exchange, at prices that may be above or below the shares' net asset value. The municipal exchange-traded funds include insured and uninsured national and single-state funds. Most of these funds have a "leveraged" capital structure through the issuance of both common and preferred shares. The dividends paid to preferred shareholders are based on short-term tax-free interest rates, while the proceeds from the issuance of preferred shares are invested by the funds in longer-term municipal securities. This leveraged capital structure is designed to generate additional dividend potential for the common shareholders based on the historically observed differences between short-term and long-term interest rates. The exchange-traded funds that invest in senior loans, REITs, taxable fixed-income and equity strategies, preferred and convertible securities and preferred securities also have leveraged capital structures. They use preferred shares or short-term borrowings in a manner consistent with the municipal exchange-traded funds, in an attempt to generate additional incremental income for common shareholders. If the preferred share dividend rate or short-term borrowing rate were to exceed the net rate of return earned by a fund's investment portfolio for an extended period, the fund's Board of Directors may consider redeeming the outstanding preferred shares or eliminate the short-term borrowing. In addition, the fund's Board may consider converting the fund from its closed-end exchange-traded status into an open-end fund if the fund persistently trades on the stock exchange at deep discounts to its net asset value per share. Either of these situations may negatively affect total assets under management.

As of December 31, 2004, the Company offered 36 equity, balanced and municipal open-end mutual funds. These funds are actively managed and continuously offer to sell their shares at prices based on the daily net asset values of their portfolios. Daily redemption at net asset value is offered by all 36 funds. Of the 36 mutual funds, the Company offers 30 national and state-specific municipal funds that invest substantially all of their assets in diversified portfolios of limited-term, intermediate-term or long-term municipal bonds. The Company offers 6 mutual funds that invest exclusively in U.S. equities, international equities, or in portfolios combining equity with taxable fixed-income or municipal securities.

The relative attractiveness of the Company's mutual funds and exchange-traded funds to investors depends upon many factors, including current and expected market conditions, the performance histories of the funds, their current yields, the availability of viable alternatives, and the level of continued participation by the unaffiliated, third party firms that distribute the Company's funds to their customers.

The assets under management of managed accounts, mutual funds and exchange-traded funds are affected by changes in the market values of the underlying securities. Changing market conditions may cause positive or negative shifts in valuation, and subsequently in the advisory fees earned from these assets.

ADVISORY FEES

The Company provides investment management services to funds, accounts and portfolios pursuant to investment management agreements. With respect to managed accounts, Rittenhouse, NAM, Symphony, and NWQ generally receive fees, on a quarterly basis, based on the value of the assets managed on a particular date, such as the first or last calendar day of a quarter, or on the average asset value for the period. Symphony also receives performance fees earned on certain institutional accounts and hedge funds based on the performance of the accounts. With respect to mutual funds and exchange-traded funds, the Company receives fees based either on each fund's average daily net assets or on a combination of the average daily net assets and gross interest income.

Pursuant to sub-advisory agreements, Institutional Capital Corporation ("ICAP") performs portfolio management services on behalf of three of the equity-based mutual funds, Security Capital Research & Management Incorporated ("SC") performs portfolio management services for our REIT exchange-traded fund and diversified dividend and income exchange-traded fund, Wellington Management Company, LLP ("WM") performs portfolio management services for the diversified dividend and income exchange-traded fund,

Spectrum Asset Management, Inc. ("SM") performs portfolio management services for the three preferred securities exchange-traded funds and two preferred and convertible income exchange-traded funds. Froley, Revy Investment Co., Inc. ("FR") performs portfolio management services for the two preferred and convertible income exchange-traded funds and Gateway Advisors ("GA") performs portfolio management services for the equity index and option fund. The Company has a 23% minority equity ownership interest in ICAP, but has no equity ownership interest in SC, WM, SM, FR or GA.

Advisory fees, net of sub-advisory fees and expense reimbursements, earned on managed assets for each of the past three years are shown in the following table:

                    MANAGED ASSETS - INVESTMENT ADVISORY FEES
                                 (IN THOUSANDS)

                                          YEAR ENDED DECEMBER 31,
                                    ---------------------------------
                                      2004        2003        2002
                                    ---------   ---------   ---------
Managed account advisory fees       $ 173,094   $ 122,961   $ 104,480

Exchange-traded fund advisory fees    239,295     220,701     191,567

Mutual fund advisory fees              63,578      61,612      60,449
Less: reimbursed expenses                (153)       (427)     (1,020)
                                    ---------   ---------   ---------
      Net advisory fees                63,425      61,185      59,429

Total                               $ 475,814   $ 404,847   $ 355,476
                                    =========   =========   =========

The Company's advisory fee schedules currently provide for maximum annual fees ranging from 0.45% to 0.60% in the case of the municipal mutual funds, and 0.75% to 1.05% in the case of the equity and taxable income mutual funds. Maximum fees in the case of the exchange-traded funds currently range from 0.35% to 0.90% of total net assets, except with respect to the five select portfolios. The investment management agreements for these select portfolios provide for annual advisory fees ranging from 0.25% to 0.30%. Additionally, for 54 funds offered since 1999, the investment management agreement specifies that for at least the first five years the Company will waive management fees or reimburse other expenses. The investment management agreement provides for waived management fees or reimbursements of other expenses ranging from 0.30% to 0.45% for the first five years. In each case, the management fee schedules provide for reductions in the fee rate at increased asset levels. In August 2004, the Company implemented a complex-wide fund pricing structure for all of its managed funds. The complex-wide pricing structure separates traditional portfolio management fees into two components - a fund specific component and an aggregate complex-wide component. The aggregate complex-wide component introduces breakpoints related to the entire complex of managed funds, rather than utilizing breakpoints only within individual funds. For the separately managed accounts, fees are negotiated and are based primarily on asset size, portfolio complexity and individual needs. These fees can range from 0.17% to 1.19% of net asset value annually, with the majority of the assets falling between 0.27% and 0.60%.

The Company, through its Symphony subsidiary, earns performance fees for performance above specifically defined benchmarks. These fees are generally measured annually and are recognized only at the performance measurement date contained in the individual account management agreement. The underlying measurement dates for approximately 80% of investors' capital fall in the second half of the year.

The Company pays ICAP, SC, WM, SM, FR and GA a portfolio advisory fee for sub-advisory services. The sub-advisory fees are based on the percentage of the aggregate amount of average daily net assets in the funds they sub-advise. The fee schedules provide for rate declines as asset levels increase.

Pursuant to sub-advisory agreements, the Company, through its advisory subsidiaries, performs portfolio management services on behalf of an equity-based exchange-traded fund and a Canadian senior loan fund traded on the Toronto Stock Exchange. These sub-advisory agreements are with IQ Investment Advisors, a subsidiary of Merrill Lynch, and Fairway Capital Management, respectively. The Company earns sub-advisory fees based on the assets in the funds it sub-advises.

INVESTMENT MANAGEMENT AGREEMENTS

Each managed fund has entered into an investment management agreement with a Nuveen advisory subsidiary (each, an "Adviser"). Although the specific terms of each agreement vary, the basic terms are similar. Pursuant to the agreements, the Adviser provides overall management services to each of the funds, subject to the supervision of each fund's Board of Directors and in accordance with each fund's investment objectives and policies. The investment management agreements are approved initially by fund shareholders and their continuance must be approved annually by the directors of the respective funds, including a majority of the directors who are not "interested persons" of the Adviser, as defined in the Investment Company Act of 1940. Amendments to such agreements typically must be approved by fund shareholders. Each agreement may be terminated without penalty by either party upon 60 days written notice, and terminates automatically upon its assignment (as defined in the Investment Company Act of 1940). Such an "assignment" will take place in the event of a change in control of the Adviser. Under the Investment Company Act of 1940, a change in control of the Adviser would be deemed to occur in the event of certain changes in the ownership of the Company's voting stock. The termination of all or a portion of the investment management agreements, for any reason, could have a material adverse effect on the Company's business and results of operations.

Each fund bears all expenses associated with its operations, including the costs associated with the issuance and redemption of securities, where applicable. The fund does not bear compensation expenses of directors and officers of the fund who are employed by the Company or its subsidiaries. Some of the Company's investment management agreements provide that, to the extent certain enumerated expenses exceed a specified percentage of a fund's or a portfolio's average net assets for a given year, the Adviser will absorb such excess through a reduction in the management fee and, if necessary, pay such expenses so that the year-to-date net expense will not exceed the specified percentage. In addition, the Company may voluntarily waive all or a portion of its advisory fee from a fund, and/or reimburse expenses, for competitive reasons. Reimbursed expenses for mutual funds, including voluntary waivers, totaled $0.2 million during the year ended December 31, 2004. The Company expects to continue voluntary waivers at its discretion. The amount of such waivers may be more or less than historical amounts.

Services provided by Rittenhouse, NAM, Symphony, and NWQ to each of the individual accounts are also governed by management contracts, which are customized to suit a particular account. A majority of these contracts and of Rittenhouse's, NAM's and NWQ's assets under management involve investment management services provided to clients who are participants in "wrap-fee" programs sponsored by unaffiliated investment advisers or broker-dealers. Such agreements, and the other investment agreements to which Rittenhouse, NWQ and NAM are parties, generally provide that they can be terminated without penalty upon written notice by either party within any specified period. Under the provisions of the Investment Advisers Act of 1940, such investment management agreements may not be assigned to another manager without the client's consent. The term "assignment" is broadly defined under this Act to include any direct or indirect transfer of the contract or of a controlling block of the adviser's stock by a security holder.

OVERVIEW OF DISTRIBUTION AND RELATIONSHIPS WITH DISTRIBUTORS

The Company distributes its investment products and services, including separately managed accounts, exchange-traded funds and mutual funds, through registered representatives associated with unaffiliated national and regional broker-dealers, commercial banks and thrifts, broker-dealer affiliates of insurance agencies and independent insurance dealers, financial planners, accountants, and tax consultants ("retail distribution firms") and through unaffiliated consultants serving the institutional market. The Company also provides investment products and services directly to institutional markets. The Company's distribution strategy is to maximize the liquidity and distribution potential of its investment products by maintaining strong relationships with a broad array of registered representatives and independent advisors and consultants. The Company has well-established relationships with registered representatives in retail distribution firms throughout the country. These registered representatives participate to varying degrees in the Company's marketing programs, depending upon any one or more of the following factors: their interests in distributing investments provided by the Company; their perceptions of the relative attractiveness of the Company's managed funds and accounts; the profiles of their customers and their clients' needs; and the conditions prevalent in financial markets. Registered representatives may reduce or eliminate their involvement in marketing the Company's products at any time, or may elect to emphasize the investment products of competing sponsors, or the proprietary products of their own firms. Registered representatives may receive compensation incentives to sell their firm's investment products or may choose to recommend to their customers investment products sponsored by firms other than the Company. This decision may be based on such considerations as investment performance, types and amount of distribution compensation, sales assistance and administrative service payments, and level and quality of customer service. In addition, a registered representative's ability to distribute the Company's mutual funds is subject to the continuation of a selling agreement between the firm with which the representative is affiliated and the Company. A selling agreement does not obligate the retail distribution firm to sell any specific amount of products and typically can be terminated by either party upon 60 days notice. Redeemable managed assets (consisting of managed accounts and mutual funds) held in accounts at Merrill Lynch produced 9% of consolidated operating revenue in 2004, the largest percentage of any of our distribution firms.

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

Common shares of exchange-traded funds are initially sold to the public in offerings that are underwritten by a syndication group, including the Company, through our Nuveen Investments, LLC broker-dealer. Underwriting fees earned are dependent upon our level of participation in the syndicate. During the year ended December 31, 2004, there were four new exchange-traded fund offerings.

All of the Company's mutual funds have adopted a Flexible Sales Charge Program that provides investors with alternative ways of purchasing fund shares based upon their individual needs and preferences.

Class A shares may be purchased at a price equal to the fund's net asset value plus an up-front sales charge ranging from 2.5% of the public offering price for limited-term municipal funds to 5.75% for equity funds. At the maximum sales charge level, approximately 90% to 95% of the sales charge is typically reallowed as a concession to the retail distribution firms. From time to time, the Company may reallow all of the sales charge to retail distribution firms or waive the sales charge and advance a sales commission to such firms in connection with marketing programs or special promotions. Additionally, purchases of Class A shares that equal or exceed $1 million may be made without an up-front sales charge, but are subject to a Contingent

Deferred Sales Charge ("CDSC") ranging from 0.50% to 1% for shares redeemed within 18 months. In order to compensate retail distribution firms for Class A share sales that are $1 million or greater, the Company advances a sales commission ranging from 0.50% to 1.75% at the time of sale. Class A shares are also subject to an annual SEC Rule 12b-1 service fee of between 0.20% and 0.25% of assets, which is used to compensate securities dealers for providing on-going financial advice and other services to investors.

Class B shares may be purchased at a price equal to the fund's net asset value without an up-front sales charge. Class B shares are subject to an annual SEC Rule 12b-1 distribution fee of 0.75% of assets to compensate the Company for costs incurred in connection with the sale of such shares, an annual SEC Rule 12b-1 service fee of between 0.20% and 0.25% of assets for the on-going services of securities dealers, and a CDSC which declines from 5% to 1% for shares redeemed within a period of 5 or 6 years. The Company compensates retail distribution firms for sales of Class B shares at the time of sale at the rate of 4% of the amount of Class B shares sold, which represents a sales commission plus an advance of the first year's annual SEC Rule 12b-1 service fee. Class B shares convert to Class A shares after they are held for eight years.

Class C shares may be purchased without an up-front sales charge at a price equal to the fund's net asset value. However, these shares are subject to an annual SEC Rule 12b-1 distribution fee of 0.35% to 0.75% of assets designed to compensate securities dealers over time for the sale of the fund shares, an annual SEC Rule 12b-1 service fee of between 0.20% and 0.25% of assets used to compensate securities dealers for providing continuing financial advice and other services, and a 1% CDSC for shares redeemed within 12 months of purchase. In addition, the Company advances a 1% sales commission to retail distribution firms at the time of sale and, in return, receives the first year's SEC Rule 12b-1 distribution fee and SEC Rule 12b-1 service fee.

Class R shares are available for purchase at a price equal to the fund's net asset value with no on-going fees or CDSCs. These shares are available primarily to clients of fee-based advisers, wrap programs and others under certain limited circumstances.

The markets for mutual funds are highly competitive, with many participating sponsors. Based upon the information available, the Company believes that it held significantly less than a 5% share of the market with respect to net sales of mutual funds in each of the last three years.

DEFINED PORTFOLIOS

OVERVIEW

Prior to discontinuing this business in the first quarter of 2002, the Company was a major sponsor of defined portfolios (unit investment trusts). Each defined portfolio consists of a fixed portfolio of securities selected and purchased by the sponsor and deposited in a trust. The trustee of the portfolio is not affiliated with the Company. Units of undivided beneficial interests in the portfolio are sold to investors at a price equal to the per unit market price of the securities deposited in the trust plus a sales charge. Defined portfolios are not actively managed after the initial deposit. New securities are not added to defined portfolios after the date of deposit, and may be exchanged or substituted only under extremely limited circumstances. Securities from the portfolios can only be sold pursuant to the Company's monitoring program or for the purpose of raising cash to pay for units that have been redeemed. The proceeds of any security sales must be distributed to unit holders.

Although the Company no longer creates and distributes new defined portfolios, accepts deposits into existing portfolios or maintains a secondary market for sponsored portfolios, it has continued to maintain and administer previously distributed defined portfolios. At December 31, 2004, 1,586 municipal trusts sponsored by the Company were outstanding with an aggregate market value of $3.4 billion, and 88 equity and taxable fixed-income trusts sponsored by the Company were outstanding with an aggregate market value of $0.3 billion.

DEFINED PORTFOLIO DISTRIBUTION REVENUE

Units of the Company's sponsored defined portfolios were sold to the public through financial advisors. For these sales, the Company earned a sales charge based on the public offering price of the units sold. The Company's distribution revenue included the sales charge, less an applicable concession to the distributor firm through which the units were placed. For certain equity trusts, the Company received a deferred sales charge over a period of months following the initial sale date.

The following table shows the Company's defined portfolio distribution revenues during each of the last three years:

                     DEFINED PORTFOLIO DISTRIBUTION REVENUES
                                 (IN THOUSANDS)

                                       YEAR ENDED DECEMBER 31,
                               ----------------------------------------
                                  2004           2003          2002
                               ------------  ------------  ------------
Distribution Revenues:
  Primary - Municipal          $          -  $          -  $      1,529
  Primary - Equity and Income             -             -           425
  Secondary                               -             -           644
                               ------------  ------------  ------------
    Total                      $          -  $          -  $      2,598
                               ============  ============  ============

GENERAL BUSINESS DISCUSSIONS

ADVERTISING AND PROMOTION

The Company provides individual registered representatives with daily prices, weekly, monthly and quarterly sales bulletins, monthly product, statistical and performance updates, product education programs, product training seminars, and promotional programs coordinated with its advertising campaigns. In addition, the Company regularly coordinates its marketing and promotional efforts with individual registered representatives. The Company also augments its marketing efforts through magazine, newspaper and television advertising, targeted direct mail and telemarketing sales programs, web-based marketing, and sponsorship of certain sports and civic activities.

EMPLOYEES

At December 31, 2004, the Company had 674 full-time employees. Employees are compensated with a combination of salary, cash bonus and fringe benefits. In addition, the Company has sought to retain its key and senior employees through competitive compensation arrangements, which include equity-based incentive awards. The Company considers its relations with its employees to be good.

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

REGULATORY

Nuveen Investments, LLC is registered as a broker-dealer under the Securities Exchange Act of 1934 and is subject to regulation by the Securities and Exchange Commission (the "SEC"), the NASD Regulation, Inc. (the "NASD") and other federal and state agencies and self-regulatory organizations. Nuveen Investments, LLC is subject to the SEC's Uniform Net Capital Rule, designed to enforce minimum standards regarding the general financial condition and liquidity of a broker-dealer. Under certain circumstances, this rule may limit the ability of the Company to make withdrawals of capital and receive dividends from Nuveen Investments, LLC. Nuveen Investments, LLC's regulatory net capital has consistently exceeded such minimum net capital requirements. At December 31, 2004, Nuveen Investments, LLC had aggregate net capital, as defined, of approximately $28.0 million, which exceeded the regulatory minimum by approximately $26.0 million. The securities industry is one of the most highly regulated in the United States, and failure to comply with related laws and regulations can result in the revocation of broker-dealer licenses, the imposition of censures or fines, and the suspension or expulsion of a firm and/or its employees from the securities business.

Each of our investment adviser subsidiaries (and each of the previously identified unaffiliated sub-advisers to certain of the Company's funds) is registered with the SEC under the Investment Advisers Act. Each closed-end fund, open-end fund and defined portfolio is registered with the SEC under the Investment Company Act. Each national open-end fund is qualified for sale (or not required to be so qualified) in all states in the United States and the District of Columbia. Each single-state open-end fund is qualified for sale (or not required to be so qualified) in the state for which it is named and other designated states. Virtually all aspects of the Company's investment management business, including the business of the sub-advisers, are subject to various federal and state laws and regulations. These laws and regulations are primarily intended to benefit the investment product holder and generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict the Company (and any sub-adviser) from carrying on its investment management business in the event that it fails to comply with such laws and regulations. In such event, the possible sanctions, which may be imposed, include the suspension of individual employees, limitations on the Company's engaging in the investment management business for specified periods of time, the revocation of the Advisers' registrations as investment advisers or other censures and fines.

The Company's officers, directors, and employees may, from time to time, own securities that are also held by one or more of the funds. The Company's internal policies with respect to individual investments require prior clearance of all transactions in securities of the Company and other restrictions are imposed with respect to transactions in the Company's exchange-traded fund securities. Employees who are access persons of the Rittenhouse, Symphony, NWQ or NAM investment disciplines are subject to additional restrictions with respect to the pre-clearance of the purchase or sale of securities held in, or considered for, investor accounts and funds. These restrictions are based on the position of the employee and his or her access to, or participation in, the investment process of the adviser. The Company also requires employees to report transactions in certain covered securities and restricts certain transactions so as to seek to avoid the possibility of conflicts of interest.

Regulatory authorities, including the NASD and the SEC, examine our registered broker-dealer and investment adviser subsidiaries, or the registered investment companies managed by our affiliates, from time to time in the regular course of their businesses. In addition, from time to time the Company or one or more of its registered subsidiaries receives information requests from a regulatory authority as part of an industry-wide "sweep" examination of particular topics or industry practices.

Over the past 18 months, the Company has received several requests for information from the staff of the SEC, which the Company believes were sent broadly to a wide group of investment management firms, as part of sweep examinations of industry practices, including mutual fund trading practices. The topics covered by these requests included market timing and late trading, valuation of international securities, mutual fund revenue sharing, fund directed brokerage and soft dollar usage, selective disclosure of fund portfolio holdings, the pricing and liquidity of holdings in high yield municipal bond funds and performance advertising by registered investment advisers. The Company has responded to these requests, including various follow-up requests. While the SEC and other governmental authorities have brought enforcement and other proceedings against various industry participants as a result of such sweep exams, the SEC has not brought any enforcement or other proceedings against the Company as a result of such exams, and the Company has no reason to believe that such proceedings will be brought against it in the future.

Also, over the past 18 months the Company has received informational subpoenas from various governmental authorities, relating to investigations by such authorities of mutual fund-related activities of parties with whom the Company had or has a business relationship. The Company also believes that similar informational subpoenas were sent to a wide group of investment management firms. These governmental authorities include the Securities Division of the Commonwealth of Massachusetts, the U.S. Attorney for the Southern District of New York, and the U.S. Attorney for the Eastern District of Missouri. Due to the existing regulatory climate, the Company may also receive additional information requests and/or subpoenas from one or more regulatory agencies or governmental authorities.

In the course of responding to the various requests referenced above, the Company identified certain deficiencies in its historical e-mail archives. During 2004, the Company implemented a new firm-wide e-mail archiving and retrieval system, as part of a broader review of its overall record retention practices.

FORWARD-LOOKING INFORMATION

From time to time, information we provide or information included in our filings with the SEC (including this report on Form 10-K) may contain statements that are not historical facts, but are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or future financial performance and reflect management's expectations and opinions. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "could," "would," "should," "expect," "plan," "anticipate," "intend," "believe," "estimate," "predict" or "potential" or comparable terminology. These statements are only predictions, and our actual future results may differ significantly from those anticipated in any forward-looking statements due to numerous known and unknown risks, uncertainties and other factors. All of the forward-looking statements are qualified in their entirety by reference to the risk factors set forth in Item 7 under Management's Discussion and Analysis of Financial Condition and Results of Operations under the sub-heading, Forward-Looking Information and Risks, and elsewhere in this report. These factors may not be exhaustive, and we cannot predict the extent to which any factor, or combination of factors, may cause actual results to differ materially from those predicted in any forward-looking statements. We undertake no responsibility to update publicly or revise any forward-looking statements.

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

ITEM 2. PROPERTIES

The Company is headquartered in Chicago, and has other primary offices in Los Angeles, CA, San Francisco, CA and Radnor, PA. The company also has sales representatives located nationally. The Company leases approximately 300,000 square feet of office space across the country. Management believes that the Company's facilities are adequate to serve its currently anticipated business needs. The Company has also used, registered, and/or applied to register certain service marks to distinguish its investment products and services from its competitors in the U.S. and in foreign countries and jurisdictions. The Company enforces its service marks and other intellectual property rights in the U.S. and abroad.

ITEM 3. LEGAL PROCEEDINGS

A putative class action lawsuit filed on January 10, 2005 (James Jacobs et al v Nuveen Investments, Inc. et al., No. 05 C 0143 (N.D. Ill.)) by an individual purporting to be a shareholder of one open-end fund sponsored by Nuveen is currently pending in federal district court in Chicago. The defendants include Nuveen Investments, Inc., Nuveen Institutional Advisory Corp. (merged into NAM as of 1/1/05), NWQ Investment Management Company, LLC, Rittenhouse Asset Management, Inc., Institutional Capital Corp, and the individual Nuveen fund directors, including Nuveen's Chairman and Chief Executive Officer Timothy R. Schwertfeger. Purporting to sue on behalf of investors in all Nuveen-sponsored open-end mutual funds with equity holdings, the plaintiff has alleged that the defendants breached common law fiduciary duties, duties of care and Sections 36(a), 36(b) and 47(b) of the Investment Company Act of 1940 by failing to ensure that the open-end funds participated in securities class action settlements for which those funds were eligible. The complaint contains no specific allegations that the Nuveen funds failed to participate in particular settlements but lists 136 settlements during the period from 1/10/2000 through 1/10/2005 and alleges that the funds failed to submit claims in some of those proceedings. The plaintiff has claimed as damages disgorgement of fees paid to the investment advisers, compensatory damages, punitive damages, attorney's fees, and other unspecified relief. On February 4, 2005, the defendants filed a Motion for an Extension of Time to Answer or Otherwise Respond to Plaintiff's Complaint which motion was granted. Since the lawsuit was recently filed and our equity funds include funds managed by sub-advisers, Nuveen is still in the process of reviewing the facts related to the claims stated in the lawsuit. However, Nuveen believes that there are a number of grounds to dismiss the lawsuit, intends to defend its position vigorously, and does not believe the case will be significant to, or could materially affect, the Company's business or financial position. According to press reports, a number of similar suits have been filed against other mutual fund management companies.

The Company's affiliate Symphony Asset Management was advised in January 2005 that the SEC was investigating performance fees paid by an unaffiliated family of mutual funds to the sub-advisers of such funds. Symphony served as a sub-adviser to one of the funds in this unaffiliated fund family (the "Fund") from 1995 to May 2001, prior to the Company's acquisition of Symphony in July 2001. Symphony was informed by an SEC Enforcement Staff attorney in a telephone conversation and a follow up e-mail message that the SEC (1) believes that the performance fee component of the management fee in the sub-advisory contract with Symphony in respect of the Fund was defective and violated provisions of the Investment Advisers Act of 1940, including Rule 205-2 with respect to the calculation of so-called "fulcrum" performance fees, (2) believes, based upon its calculations, that the sub-advisory agreement defect resulted in overcharges to the Fund for the period when Symphony acted as sub-adviser of approximately $2.8 million in sub-advisory fees, which amount should be repaid to the Fund,
(3) believes that approximately $1 million in interest on such alleged overcharges should also be repaid to the Fund, and (4) believes that Symphony should pay these amounts to the Fund. The SEC attorney noted in this conversation that the SEC believes that there were similar problems with the calculation of performance fees payable to the sub-advisers to the various other mutual funds in the unaffiliated family, resulting in overcharges to those funds as well in violation of the Investment Advisers Act. In response, Symphony has retained outside counsel to represent it in this matter and is reviewing the facts surrounding the fee calculations as well as the terms of the agreements among Symphony, the Fund and the adviser to the Fund. At the time the sub-advisory agreement was entered into, Symphony received representations from the Fund and the adviser to the Fund that the performance fee arrangements complied with legal requirements. The Company intends to seek to resolve the matter in an appropriate manner upon the completion of its investigation of the facts and applicable law.

From time to time, the Company is involved in other legal matters relating to claims arising in the ordinary course of business such as disputes with employees or customers. There are currently no such other significant matters.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the quarter ended December 31, 2004.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages and positions of the executive officers of the Company as of December 31, 2004, are set forth below. Unless otherwise indicated in the following descriptions, each of the following executive officers and other key officers has held his or her current position with the Company or its predecessor for more than the past five years.

EXECUTIVE OFFICERS                AGE       PRINCIPAL POSITION

Timothy R. Schwertfeger........    55       Chairman, Chief Executive Officer and Director
John P. Amboian................    43       President and Director
William Adams IV...............    49       Executive Vice President, U.S. Fund Products
Alan G. Berkshire..............    44       Senior Vice President and General Counsel
Margaret E. Wilson.............    49       Senior Vice President, Finance

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

Mrs. Wilson has been Senior Vice President, Finance since April of 1999. She joined the Company as Vice President and Controller in February 1998.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

                      ISSUER PURCHASES OF EQUITY SECURITIES

                                                                                       Total      Maximum
                                                                                      Number      Number
                                                                                     of Shares    of Shares
                                                                                     Purchased    that May
                                                              Total                  as Part of   Yet Be
                                                             Number      Average     Publicly     Purchased
                                                            of Shares   Price Paid   Announced    Under the
Period                                                      Purchased   per Share    Program      Program
------                                                      ---------   ----------   ----------   ----------
Share purchases prior to October 1, 2004, under current
repurchase program:                                         4,272,505     $25.77     4,272,505     2,727,495

Fourth quarter purchases:
   October 1, 2004 - October 31, 2004                          94,300      30.93        94,300     2,633,195
   November 1, 2004 - November 30, 2004                       114,807      34.25       114,807     2,518,388
   December 1, 2004 - December 31, 2004                       106,700      36.97       106,700     2,411,688
                                                            ---------                ---------
      Total fourth quarter purchases                          315,807     $34.18       315,807
                                                            ---------                ---------
Total share repurchases under the current program
                                                            4,588,312     $28.61     4,588,312     2,411,688
                                                            ---------     ------     ---------     ---------

As part of the Company's current share repurchase program announced and approved on August 9, 2002, the Company is authorized to purchase up to 7.0 million shares of Class A common stock. As of December 31, 2004, there were approximately 2.4 million shares that may yet be purchased under the share repurchase program, which has no expiration date. There have been no share repurchases that were not part of a publicly announced program.

At December 31, 2004, there were approximately 5,300 shareholders of record of the Company's Class A common stock. Other information required by this item is contained in footnote 14 in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

The Selected Financial Data table is set forth in Part II, Item 8 of this Annual Report on Form 10-K, following the footnotes to the financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DESCRIPTION OF THE BUSINESS

Our principal businesses are asset management and related research as well as the development, marketing and distribution of investment products and services for the affluent, high-net-worth and institutional market segments. We distribute our investment products and services, which include individually managed accounts, closed-end exchange-traded funds, and mutual funds, to the affluent and high-net-worth market segments through unaffiliated intermediary firms including broker-dealers, commercial banks, affiliates of insurance providers, financial planners, accountants, consultants and investment advisors. We also provide managed account services, including privately offered partnerships, to several institutional market segments and channels.

We derive a substantial portion of our revenue from investment advisory fees, which are recognized as services are performed. These fees are directly related to the market value of the assets we manage. Advisory fee revenues generally will increase with a rise in the level of assets under management. Assets under management will rise through sales of our investment products or through increases in the value of portfolio investments. Assets under management may also increase as a result of reinvestment of distributions from funds and accounts, and from reinvestment of distributions from defined portfolio products we sponsored into shares of mutual funds. Fee income generally will decline when assets under management decline, as would occur when the values of fund portfolio investments decrease or when managed account withdrawals or mutual fund redemptions exceed gross sales and reinvestments.

In addition to investment advisory fees, we have two other sources of operating revenue: 1) performance fees and 2) distribution and underwriting revenue. Performance fees are earned when investment performance on certain institutional accounts and hedge funds exceeds a contractual threshold. These fees are recognized only at the performance measurement date contained in the individual account management agreement. Distribution revenue is earned when certain funds are sold to the public through financial advisors. Correspondingly, distribution revenue will rise and fall with the level of our sales of mutual fund products. Underwriting fees are earned on the initial public offerings of our exchange-traded funds. The level of underwriting fees earned in any given year will fluctuate depending on the number of new funds offered, the size of the funds offered and the extent to which we participate as a member of the syndicate group underwriting the fund.

Sales of our products, and our profitability, are directly affected by many variables, including investor preferences for equity, fixed-income or other investments, the availability and attractiveness of competing products, market performance, continued access to distribution channels, changes in interest rates, inflation, and income tax rates and laws.

RECENT EVENTS

Effective April 1, 2004, the Company began expensing the cost of stock options per the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." The retroactive restatement method described in SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" was adopted and the results for prior years have been restated (see Note 8 to the Consolidated Financial Statements "Equity Incentive Plans"). Compensation cost recognized is the same as that which would have been recognized had the fair value method of SFAS No. 123 been applied from its original effective date. Prior to April 1, 2004, the Company accounted for stock option plans under the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations.

SUMMARY OF OPERATING RESULTS

The table below presents the highlights of our operations for the last three fiscal years:

FINANCIAL RESULTS SUMMARY
COMPANY OPERATING STATISTICS
(in millions, except per share amounts)


FOR THE YEAR ENDED DECEMBER 31,           2004           2003           2002
                                          ----           ----           ----
Gross sales of investment products    $    25,949    $    18,098    $    15,594
Net flows                                  15,021          9,438          7,302
Assets under management (1) (2)           115,453         95,356         79,719
Operating revenues                          505.6          452.0          396.4
Operating expenses                          252.8          225.7          196.5
Pretax income                               252.5          221.2          194.9
Net income                                  156.4          135.0          118.8
Basic earnings per share                     1.69           1.46           1.26
Diluted earnings per share                   1.63           1.41           1.21
Dividends per share                          0.69           0.56           0.50

      (1)   At year end.

      (2)   Excludes defined portfolio assets under surveillance.

Gross sales for the year of $26 billion were the highest level of sales in our history, up $8 billion or 43% over sales in the prior year. For the year, 70% of our sales were in equity-based products, 21% in municipal products and 9% in taxable, income-oriented products.

Along with record sales, were record net flows (equal to the sum of sales, reinvestments and exchanges less redemptions) for the year of $15 billion. All product lines (managed accounts, exchange-traded funds and mutual funds) experienced positive net flows.

We ended the year with more than $115 billion in assets under management, up $20 billion, or 21% for the year. At December 31, 2004, our assets under management were evenly split, with 50% of our assets in municipal products and 50% in equity and income products.

Operating revenues grew 12% for the year to $506 million. Fueled by higher asset levels, advisory fees grew 18% for the year. This growth was partially offset by a reduction in performance fees.

Operating expenses for the year increased $27 million or 12%. Higher compensation expense accounted for the majority of the increase as we continued to invest in our investment and distribution capabilities as well as legal, compliance and administrative resources.

RESULTS OF OPERATIONS

The following discussion and analysis contains important information that should be helpful in evaluating our results of operations and financial condition, and should be read in conjunction with the consolidated financial statements and related notes.

Gross sales (which include new managed accounts, deposits into existing managed accounts and the sale of open-end and exchange-traded fund shares) of investment products for the years ending December 31, 2004, 2003, and 2002 are shown below:

GROSS INVESTMENT PRODUCT SALES
(in millions)
For the year ended December 31,

                                              2004       2003       2002
                                              ----       ----       ----
Managed Assets:
   Exchange-Traded Funds                    $ 2,888    $ 6,283    $ 6,848
   Mutual Funds                               1,625      1,536      1,512
   Retail Managed Accounts                   15,497      7,943      5,693
   Institutional Managed Accounts             5,939      2,336      1,347
                                            -------    -------    -------
            Total Managed Assets             25,949     18,098     15,400
   Defined Portfolios                             -          -        194
                                            -------    -------    -------
            Total                           $25,949    $18,098    $15,594
                                            =======    =======    =======

Gross sales increased 43% during 2004 to a record high $25.9 billion. Growth in managed account sales was the main driver as sales of retail and institutional accounts more than doubled versus the prior year. Considerable strength in value account sales was the main driver as both retail and institutional value equity account sales more than tripled for the year. Despite rising short-term interest rates, municipal account sales continued to grow, ending the year up 4% over the previous year. Partially offsetting the increase in value equity and municipal account sales was a decline in sales of growth equity accounts. Also showing growth for the year were mutual fund sales which increased 6% over the prior year driven by an increase in sales of equity and income funds. Sales of exchange-traded products declined versus the prior year due to fewer new fund issuances in 2004.

Gross sales increased 16% during 2003, to $18.1 billion. The main drivers of the increase were retail and institutional managed account sales due to growing momentum in our value-based equity strategies and continued strong growth in municipal managed accounts. Although sales of exchange-traded funds declined slightly, we raised $6.3 billion in new exchange-traded fund assets in 2003, with 90% of those assets coming from taxable income and blended income and equity investment strategies.

Net flows of investment products for the years ending December 31, 2004, 2003, and 2002 are shown below:

NET FLOWS
(in millions)
For the year ended December 31,

                                            2004        2003       2002
                                            ----        ----       ----
Managed Assets:
   Exchange-Traded Funds                   $ 2,911    $ 6,305    $ 6,868
   Mutual Funds                                288        232        178
   Managed Accounts                         11,822      2,901         62
                                          --------    -------    -------
            Total Managed Assets            15,021      9,438      7,108
   Defined Portfolios                            -          -        194
                                          --------    -------    -------
            Total                         $ 15,021    $ 9,438    $ 7,302
                                          ========    =======    =======

Net flows were also at a record level in 2004, totaling $15.0 billion, an increase of 59% versus 2003. Managed account flows were particularly strong, with our value equity accounts contributing $12.6 billion in flows and our municipal managed accounts another $1.9 billion. Partially offsetting the positive flows were $2.8 billion in growth equity account outflows. Net flows for 2003 totaled $9.4 billion, with growth over the prior year primarily driven by strong value equity and municipal managed accounts.

The following table summarizes net assets under management by product type:

NET ASSETS UNDER MANAGEMENT (1)
(in millions)

DECEMBER 31,                                2004        2003       2002
                                            ----        ----       ----
    Exchange-Traded Funds                 $ 50,216    $ 47,094   $ 39,944
    Mutual Funds                            12,680      12,285     11,849
    Managed Accounts - Retail               36,975      25,676     19,403
    Managed Accounts - Institutional        15,582      10,301      8,523
                                          --------    --------   --------
         Total                            $115,453    $ 95,356   $ 79,719
                                          ========    ========   ========

(1) Excludes defined portfolio assets under surveillance.

The components of the change in our assets under management were as follows:

NET ASSETS UNDER MANAGEMENT(1)
(in millions)

Year ended December 31,                        2004           2003          2002
                                               ----           ----          ----
    Beginning Assets Under Management        $  95,356     $  79,719     $  68,485
       Gross Sales                              25,949        18,098        15,400
       Reinvested Dividends                        389           413           435
       Redemptions                             (11,317)       (9,073)       (8,727)
                                             ---------     ---------     ---------
            Net Flows into Managed Assets       15,021         9,438         7,108
       Acquisitions                                  -             -         6,904
       Appreciation/(Depreciation)               5,076         6,199        (2,778)
                                             ---------     ---------     ---------
    Ending Assets Under Management           $ 115,453     $  95,356     $  79,719
                                             =========     =========     =========

(1) Excludes defined portfolio assets under surveillance.

Assets under management increased $20.1 billion, or 21% to over $115 billion at December 31, 2004. The growth in assets under management was attributable to increases of $3.1 billion or 7% in exchange-traded fund assets, $0.4 billion or 3% in mutual fund assets and $16.6 billion or 46% in managed account assets. The increase in exchange-traded fund assets was the result of $2.9 billion in new assets and market appreciation of $0.2 billion. New assets of $11.8 billion and market appreciation (primarily equity appreciation) of $4.8 billion accounted for the increase in managed account assets.

We ended 2003 with assets under management of $95.4 billion, 20% higher than 2002. Assets under management increased $15.6 billion primarily as a result of new assets and market appreciation in both the exchange-traded funds and managed accounts.

Investment advisory fee income, net of sub-advisory fees and expense reimbursements, is shown in the following table:

INVESTMENT ADVISORY FEES
(in thousands)

For the year ended December 31,      2004         2003         2002
                                     ----         ----         ----
  Exchange-Traded Funds           $  239,295   $  220,701   $  191,567
  Mutual Funds                        63,425       61,185       59,429
  Managed Accounts                   173,094      122,961      104,480
                                  ----------   ----------   ----------
      Total                       $  475,814   $  404,847   $  355,476
                                  ==========   ==========   ==========

Higher asset levels drove an 18% increase in advisory fees for the year. Advisory fees on exchange-traded funds increased 8% while managed account fees increased 41%. Advisory fees increased 14% during 2003, driven mainly by higher asset levels for both exchange-traded funds and managed accounts. The increase in managed accounts was also impacted by the inclusion of NWQ advisory fees for a full year, as well as strong net flows and market appreciation compared to the prior year.

Product distribution revenue for the years ended December 31, 2004, 2003 and 2002 is shown in the following table:

PRODUCT DISTRIBUTION
(in thousands)

For the year ended December 31,        2004       2003         2002
                                       ----       ----         ----
    Exchange-Traded Funds             $ 3,057    $ 5,819     $ 5,453
    Muni/Fund Preferred(TM)             3,907      2,578       1,633
    Mutual Funds                        1,995        843       2,399
    Defined Portfolios                      -        (34)      2,598
                                      -------    -------     -------
         Total                        $ 8,959    $ 9,206     $12,083
                                      =======    =======     =======

Product distribution revenue remained fairly consistent with the prior year. Underwriting revenue on exchange-traded funds declined $2.8 million due to fewer new fund assets raised in 2004. This decline was almost completely offset by increases in mutual fund distribution revenue and MuniPreferredR and FundPreferredR fees. The increase in mutual fund distribution revenue was driven by an increase in sales and a decline in commissions paid on large dollar value sales. MuniPreferredR and FundPreferredR fees increased as a result of an increase in preferred shares outstanding and an increase in shares traded by non-participating brokers who access the auction through the Company's trading desk. Product distribution revenue in 2003 declined 24% for the year mainly as a result of our decision to discontinue the defined portfolio product line.

PERFORMANCE FEES/OTHER REVENUE

Performance fees/other revenue consists of performance fees earned on institutional assets managed by Symphony and various fees earned in connection with services provided on behalf of our defined portfolio assets under surveillance.

Performance fees for 2004 were $18.1 million, down from the $34.4 million in performance fees in 2003. Additionally, fees earned on services provided on behalf of our defined portfolio assets under surveillance declined due to an overall decline in these assets.

The increase in this area for 2003 was the result of an increase of $11.2 million in Symphony performance fees. This increase was partially offset by a decline in fees earned on defined portfolio assets under surveillance as a result of a decline in the overall level of defined portfolio assets.

OPERATING EXPENSES

Operating expenses for the years ended December 31, 2004, 2003 and 2002 are shown in the following table:

OPERATING EXPENSES
(in thousands)

For the year ended December 31,          2004        2003        2002
                                         ----        ----        ----
  Compensation and benefits            $165,321    $144,190    $115,522
  Advertising and promotional costs      12,158      11,627      12,608
  Occupancy and equipment costs          19,740      19,321      17,912
  Amortization of intangible assets       5,118       5,208       3,803
  Travel and entertainment                7,981       7,726       8,539
  Outside and professional services      22,216      20,331      19,419
  Minority interest expense               1,875       1,077           -
  Other operating expenses               18,353      16,222      18,744
                                       --------    --------    --------
       Total                           $252,762    $225,702    $196,547
                                       ========    ========    ========

  As a % of Operating Revenue              50.0%       49.9%       49.6%

SUMMARY

Operating expenses increased $27.1 million or 12% in 2004 and $29.2 million or 15% in 2003, driven mainly by an increase in compensation and benefits. Although operating expenses increased in both 2003 and 2004, operating expenses as a percent of operating revenue remained consistent.

COMPENSATION AND BENEFITS

Compensation and related benefits for 2004 increased $21.1 million due to an increase in base compensation as a result of new positions and salary increases, an increase in option expense, and an increase in overall incentive compensation due to the Company's higher profit level.

Compensation and related benefits for 2003 increased $28.7 million due to the inclusion of NWQ for a full year and an increase in overall incentive compensation.

ADVERTISING AND PROMOTIONAL COSTS

Advertising and promotional expenditures increased $0.5 million for the year due to expanded product launches in 2004.

During 2003, advertising and promotional expenditures decreased $1.0 million due to a reduction in spending as a result of a more focused deployment of our marketing resources.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization of intangible assets decreased $0.1 million during 2004 as a result of the completion of the amortization period for certain definite-lived intangible assets associated with our acquisition of Symphony in 2001.

Amortization of intangible assets increased $1.4 million during 2003 as a result of a full year of amortization on intangible assets associated with the NWQ acquisition.

OUTSIDE AND PROFESSIONAL SERVICES

Outside and professional services increased $1.9 million during 2004 as a result of higher legal expenses as we responded to regulatory requests for information on compliance policies and practices.

Outside and professional services increased $0.9 million during 2003 as a result of a full year of NWQ expense.

ALL OTHER OPERATING EXPENSES

All other operating expenses increased $3.6 million during 2004 due mainly to increases in recruiting, relocation and minority interest expense. Recruiting and relocation expense increased as we invested in our investment and distribution capabilities as well as legal, compliance and administrative resources. For additional information on minority interest expense, please refer to the Capital Resources, Liquidity and Financial Condition section.

During 2003, all other operating expenses decreased by $0.8 million as a result of declines in employee related costs (severance, outplacement) that were partially offset by an increase as a result of a full year of NWQ expense.

NON-OPERATING INCOME/(EXPENSE)

Non-operating income/(expense) includes investment and other income as well as interest expense. Investment and other income is comprised primarily of dividends and interest income from investments, realized gains and losses on investments and miscellaneous income, including gain or loss on the disposal of property.

The following is a summary of Non-Operating Income/(Expense) for the years ended December 31, 2004, 2003 and 2002:

NON-OPERATING INCOME/(EXPENSE)
(in thousands)

For the year ended December 31,          2004         2003         2002
                                         ----         ----         ----
  Dividends and Interest Income        $  4,597     $  1,438     $  2,632
  Interest Expense                      (12,513)      (7,435)      (4,892)
  Gains/(Losses) on Investments           4,127        1,440       (1,647)
  Miscellaneous Income/(Expense)          3,421         (614)      (1,085)
                                       --------     --------     --------
       Total                           $   (368)    $ (5,171)    $ (4,992)
                                       ========     ========     ========

Total non-operating expense declined $4.8 million compared to 2003. Net interest expense increased $1.9 million as a result of the replacement of short-term variable rate debt with long-term fixed rate debt, which was completed in September of 2003 (for further information see Note 4 to the Consolidated Financial Statements - Notes Payable). Completely offsetting this increase in expense was an increase in realized gains and income recorded on non-recurring items.

Total non-operating expense in 2003 increased $0.2 million compared to 2002. Net interest expense increased $3.7 million as a result of the restructuring of our debt from short-term variable rate debt to long-term fixed rate debt. Partially offsetting this increase was an increase in other non-operating income as a result of non-recurring losses of $2.7 million recorded in 2002 compared to gains of $0.8 million recorded in 2003.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (Revised 2004), "Share-Based Payment" ("SFAS No. 123R"). SFAS No. 123R is a revision of SFAS No. 123, and supersedes APB Opinion No. 25 and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. SFAS No. 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. While the Company currently follows SFAS No. 123, resulting in the recognition of option expense in the accompanying consolidated statements of income, the adoption of SFAS No. 123R will require the use of a slightly different method of accounting for forfeitures beginning in 2005. This change in methodology will not have a material impact on the Company's consolidated financial statements.

CAPITAL RESOURCES, LIQUIDITY AND FINANCIAL CONDITION

DEBT

On September 19, 2003, we issued $300 million of senior unsecured notes (the "private placement debt") which mature on September 19, 2008 and carry a fixed coupon rate of 4.22%, payable semi-annually every March 19 and September 19. These notes, which were issued at 100% of par, are unsecured, and are prepayable at any time in whole or in part. In the event of prepayment, the Company will pay an amount equal to par plus accrued interest plus a "make-whole premium," if applicable. Proceeds from the private placement debt were used to refinance existing debt and for general corporate purposes.

CREDIT LINES

The Company also has lines of credit with a group of banks and a revolving loan agreement with its majority shareholder, St. Paul Travelers. The line of credit with a group of banks is a revolving credit line of $250 million, entered into on August 7, 2003. This committed line is divided into two equal facilities: one with a three-year term that expires in August 2006, and one with a term of 364 days that expires in August 2005. Proceeds from borrowings under this facility may be used for fulfilling day-to-day cash requirements and general corporate purposes including acquisitions, share repurchases and asset purchases. The rate of interest payable under the agreement is, at the Company's option, a function of one of various floating rate indices. The agreement requires the Company to pay a facility fee at an annual rate of 0.12% of the committed amount for the three-year facility and 0.10% of the committed amount for the 364-day facility. At December 31, 2004 and 2003, there were no amounts outstanding under these lines of credit.

On July 31, 2002, the Company entered into, and borrowed the total amount available under a $250 million revolving loan agreement with its majority shareholder, St. Paul Travelers. This loan facility, originally set to expire on July 15, 2003, was amended prior to this expiration date to provide for no scheduled expiration date, but to specify that borrowings would be required to be repaid within 30 days of demand by St. Paul Travelers. This loan facility carries a floating interest rate of LIBOR plus a margin of up to 0.25%. A portion of the proceeds from this $250 million loan was used to repay $128 million of the previous outstanding debt of $183 million (at December 31, 2001) under the bank facility discussed above, while the remainder of the proceeds was used to help fund the NWQ acquisition. During March 2003, the Company paid down $145 million of the total debt that was outstanding under the St. Paul Travelers debt facility. The remaining balance of $105 million was repaid on September
19, 2003.

In addition to the above facilities, our broker-dealer subsidiary occasionally utilizes available, uncommitted lines of credit with no annual facility fees, which approximate $100 million, to satisfy periodic, short-term liquidity needs. As of December 31, 2004 and 2003, no borrowings were outstanding on these uncommitted lines of credit.

There are financial covenants associated with both our long-term debt and our credit lines. We were in compliance with those covenants as of December 31, 2004 and December 31, 2003. We do not believe that the bank facility requirements will have any impact on our ability to use the credit facility in the future.

AGGREGATE CONTRACTUAL OBLIGATIONS

The Company has contractual obligations to make future payments under long-term debt and long-term non-cancelable lease agreements. The following table summarizes these contractual obligations at December 31, 2004:

                   LONG-TERM     OPERATING
(in thousands)      DEBT (1)     LEASES (2)     TOTAL
                    --------     ----------     -----
2005               $      -      $  10,926    $ 10,926
2006                      -         11,732      11,732
2007                      -         11,744      11,744
2008                300,000         11,270     311,270
2009                      -         11,609      11,609
Thereafter                -         42,756      42,756

(1) Amounts represent the expected cash principal re-payments on the Company's long-term debt.

(2) Operating leases represent the minimum rental commitments under non-cancelable operating leases. The Company has no significant capital lease obligations.

Management believes that cash provided from operations and borrowings available under its uncommitted and committed credit facilities will provide the Company with sufficient liquidity to meet its working capital needs, planned capital expenditures, future contractual obligations and payment of its anticipated quarterly dividends.

EQUITY AND DIVIDENDS

Options to purchase 391,122 and 395,142 shares of Rittenhouse non-voting Class B common stock were exercised by current and former employees on April 11, 2003, and March 28, 2002, respectively, under the Rittenhouse Financial Services, Inc. 1997 Equity Incentive Award Plan. Rittenhouse accounted for these options in accordance with APB No. 25; therefore, no expense was recognized. As a result of these exercises, we recorded $42.5 million and $40.5 million, respectively, of minority interest on our consolidated balance sheet. The stock was repurchased on October 14, 2003, and September 30, 2002, thereby eliminating the minority interest position. Purchase price in excess of the exercise price of $11.1 million and $16.3 million was added to goodwill associated with the Company's acquisition of Rittenhouse. Consistent with SFAS No. 142, as of January 1, 2002, goodwill is no longer being amortized.

As part of the NWQ acquisition, key management purchased a non-controlling, member interest in NWQ Investment Management Company, LLC. The non-controlling interest of $0.7 million as of December 31, 2004, and $3.0 million as of December 31, 2003, is reflected in minority interest on the consolidated balance sheets. This purchase allows management to participate in profits of NWQ above specified levels beginning January 1, 2003. During 2004 and 2003, we recorded approximately $1.9 million and $1.1 million, respectively, of minority interest expense, which reflects the portion of profits applicable to the minority shareholders. Beginning in 2004 and continuing through 2008, the Company has the right to purchase the non-controlling members' respective interests in NWQ. On February 13, 2004, the Company exercised its right to call 100% of the Class 2 minority members' interests for $15.4 million. Of the total amount paid, approximately $12.9 million was recorded as goodwill. On February 15, 2005, the Company exercised its right to call 100% of the Class 3 NWQ minority members' interests for $22.8 million. Of the total amount to be paid on March 2, 2005, approximately $22.5 million will be recorded as goodwill.

At December 31, 2004, we held in treasury 28,006,208 shares of the Company's Class A common stock acquired in open market transactions. During 2004, the Company repurchased 1,820,450 Class A common stock shares in open market transactions. As part of a share repurchase program approved on August 9, 2002, we are authorized to purchase up to 7.0 million shares of common stock. As of December 31, 2004, there were 2.4 million shares remaining under the share repurchase program.

During 2004, we paid out dividends on common shares totaling $64.0 million.

BROKER-DEALER

Our broker-dealer subsidiary is subject to requirements of the Securities and Exchange Commission relating to liquidity and capital standards (See Note 13 to the Consolidated Financial Statements "Net Capital Requirement").

CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that impact our financial position and results of operations. These estimates and assumptions are affected by our application of accounting policies. Below we describe certain critical accounting policies that we believe are important to the understanding of our results of operations and financial position. In addition, please refer to Note 1 to the consolidated financial statements for further discussion of our accounting policies.

INTANGIBLE ASSETS

At December 31, 2004, our assets included $550 million of goodwill and $53 million of other definite-lived intangible assets. Under Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," we are required to test the fair value of goodwill and indefinite-lived intangibles on an annual basis and between annual tests in certain circumstances. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate market multiples and other assumptions. We completed the impairment testing of goodwill and determined that there was no impairment to the goodwill recorded in our books and records as of May 31, 2004, the date that we have selected as an annual date. The recognition of any such impairment would have resulted in a charge to income in the period in which the impairment was determined. While we believe that our testing was appropriate, the use of different assumptions may result in recognizing some impairment of goodwill in our financial statements.

IMPAIRMENT OF INVESTMENT SECURITIES

SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and Securities and Exchange Commission ("SEC") Staff Bulletin ("SAB") 59, "Accounting for Noncurrent Marketable Equity Securities" and FASB Emerging Issues Task Force 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" provide guidance on determining when an investment is other-than-temporarily impaired. We periodically evaluate our investments for other-than-temporary declines in value. To determine if an other-than-temporary decline exists, we evaluate, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, as well as our intent and ability to hold the investment. Additionally, we consider the financial health of and near-term business outlook for an investee, including factors such as industry performance and operational cash flow. If an other-than-temporary decline in value is determined to exist, the unrealized investment loss net of tax, in accumulated other comprehensive income is realized as a charge to net income in the period in which the other-than-temporary decline in value is determined. See Note 1 to the consolidated financial statements for further information.

ACCOUNTING FOR INCOME TAXES

SFAS No. 109, "Accounting for Income Taxes," establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity's financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could impact our financial position or our results of operations.

FORWARD-LOOKING INFORMATION AND RISKS

From time to time, information we provide or information included in our filings with the SEC (including Management's Discussion and Analysis of Financial Condition and Results of Operations and the Notes to Consolidated Financial Statements in this Form 10-K) may contain statements that are not historical facts, but are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or future financial performance and reflect management's expectations and opinions. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "could," "would," "should," "expect," "plan," "anticipate," "intend," "believe," "estimate," "predict," or "potential," or comparable terminology. These statements are only predictions, and our actual future results may differ significantly from those anticipated in any forward-looking statements due to numerous known and unknown risks, uncertainties and other factors. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed below and elsewhere in this report. These factors may not be exhaustive, and we cannot predict the extent to which any factor, or combination of factors, may cause actual results to differ materially from those predicted in any forward-looking statements. We undertake no responsibility to update publicly or revise any forward-looking statements.

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

(5) our failure to comply with contractual requirements and/or guidelines in our client relationships, which could result in losses that the client could seek to recover from us and in the client withdrawing its assets from our management;
(6) the competitive pressures on the management fees we charge; (7) our failure to comply with various government regulations such as the Investment Advisers Act and the Investment Company Act of 1940 and other federal and state securities laws that impose, or may in the future impose, numerous obligations on investment firms and the Securities Exchange Act of 1934 and other federal and state securities laws and the rules of National Association of Securities Dealers that impose, or may in the future impose, numerous obligations on our broker-dealer Nuveen Investments, LLC, where the failure to comply with such requirements could cause the SEC or other regulatory authorities to institute proceedings against our investment advisers and/or broker-dealer and impose sanctions ranging from censure and fines to termination of an investment adviser or broker-dealer's registration and otherwise prohibiting an adviser from serving as an adviser; (8) our reliance on revenues from investment management contracts that are subject to annual renewal by the independent board of trustees overseeing the related funds according to their terms; (9) the loss of key employees that could lead to loss of assets; (10) burdensome regulatory developments brought in response to perceived industry-wide regulatory violations, including possible government regulation of the amount and level of fees charged by investment advisers; (11) the impact of recent accounting pronouncements; and (12) unforeseen developments in litigation involving the securities industry or the Company.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

The following information and information included elsewhere in this report, describe the key aspects of certain financial instruments that have market risk.

INTEREST RATE SENSITIVITY

As of December 31, 2004, all of our long-term debt was at a fixed interest rate. However, we have periodically entered into receive-fixed, pay-floating interest rate swap agreements (refer to Note 5 to the Consolidated Financial Statements - Derivative Financial Instruments for further information). These agreements effectively increased our exposure to fluctuations in interest rates. However, at December 31, 2004, there were no open interest rate swap agreements. A change in interest rates on our fixed debt has no impact on interest incurred or cash flow, but would have an impact on the fair value of the debt. We estimate that a 100 basis point (1%) increase in interest rates from the levels at December 31, 2004 and 2003, would result in a net decrease in the fair value of our debt of approximately $10 million and $12 million, at December 31, 2004 and 2003, respectively.

Our investments consist primarily of Company-sponsored managed investment funds that invest in a variety of asset classes. Additionally, the Company periodically invests in new advisory accounts (incubation funds) to establish a performance history prior to a potential product launch. Company-sponsored funds and accounts are carried on our consolidated financial statements at fair market value and are subject to the investment performance of the underlying sponsored fund or account. Any unrealized gain or loss is recognized upon the sale of the investment. The carrying value of the Company's investments in fixed-income funds or accounts, which expose us to interest rate risk, was approximately $43 million and $3 million at December 31, 2004 and 2003, respectively. We estimate that a 100 basis point (1%) increase in interest rates from the levels at December 31, 2004 would result in a net decrease of approximately $5 million in the fair value of the fixed income investments at December 31, 2004. We estimate that a 100 basis point movement from the levels at December 31, 2003, would result in an immaterial change in the fair value of the fixed income investments at December 31, 2003.

Also included in investments at December 31, 2004, are certain swap agreements and futures contracts that are sensitive to changes in interest rates. The swap agreements are being used to re-create certain fixed-income indices for purposes of establishing new fixed-income products that may be offered to investors in the future. The futures contracts are being used to mitigate overall market risk related to our investments in certain newly created products described in the "Investments" section of Note 1 to the consolidated financial statements. The fair value of these instruments totaled approximately $0.3 million at December 31, 2004. There were no such instruments at December 31, 2003. We estimate that a 100 basis point (1%) increase in interest rates from the levels at December 31, 2004 would result in a net decrease in the fair value of the open derivatives of $0.4 million.

EQUITY MARKET SENSITIVITY

As discussed above in the interest rate sensitivity section, we invest in certain Company-sponsored managed investment funds and accounts that invest in a variety of asset classes. The carrying value of the Company's investments in funds and accounts subject to equity price risk is approximately $44 million and $23 million, at December 31, 2004 and 2003, respectively. As of December 31, 2004 and 2003, we estimate that a 10% adverse change in equity prices would have resulted in decreases of approximately $4 million and $2 million, respectively, in the fair value of our equity securities. The model to determine sensitivity assumes a corresponding shift in all equity prices.

An adverse movement in the equity prices of our holding in privately held companies cannot be easily quantified as our ability to realize returns on investment depends on the investees' ability to raise additional capital and/or derive cash inflows from continuing operations.

INFLATION

Our assets are, to a large extent, liquid in nature and therefore not significantly affected by inflation. However, inflation may result in increases in our expenses, such as employee compensation, advertising and promotional costs, and office occupancy costs. To the extent inflation, or the expectation thereof, results in rising interest rates or has other adverse effects upon the securities markets and on the value of financial instruments, it may adversely affect our financial condition and results of operations. A substantial decline in the value of fixed-income or equity investments could adversely affect the net asset value of funds and accounts we manage, which in turn would result in a decline in investment advisory and performance fee revenue.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS
(in thousands, except for share data)

                                                                         DECEMBER 31,
                                                                   -----------------------
                                                                       2004        2003
                                                                   -----------   ---------
ASSETS
Cash and cash equivalents                                          $   209,360   $ 161,584
Management and distribution fees receivable                             50,902      54,972
Other receivables                                                       18,754      10,103
Furniture, equipment, and leasehold improvements, at cost less accumulated depreciation
    and amortization of $51,942 and $44,543, respectively               27,694      29,973
Investments                                                            138,820      75,351
Goodwill                                                               549,811     535,271
Other intangible assets, at cost less accumulated amortization of       53,398      58,516
  $15,293 and $10,175, respectively
Other assets                                                            22,854      28,623
                                                                   -----------   ---------
                                                                   $ 1,071,593   $ 954,393
                                                                   ===========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Short Term Obligations:
    Accounts payable                                               $    14,429   $  13,572
    Current taxes payable                                                4,255      19,670
    Accrued compensation and other expenses                             67,311      55,994
    Other short-term liabilities                                         8,788       7,272
                                                                   -----------   ---------
       Total Short Term Obligations                                     94,783      96,508
                                                                   -----------   ---------
Long Term Obligations:
    Notes payable                                                      305,047     302,113
    Deferred compensation                                               34,547      30,707
    Deferred income tax liability, net                                  23,959      13,501
    Other long-term liabilities                                         25,177      28,356
                                                                   -----------   ---------
       Total Long Term Obligations                                     388,730     374,677
                                                                   -----------   ---------
    Total Liabilities                                                  483,513     471,185

Minority interest                                                        2,602       4,228

Common stockholders' equity:
    Class A Common stock, $.01 par value, 160,000,000 shares
        authorized, 47,586,266 shares issued                               476         476
    Class B Common stock, $.01 par value, 80,000,000 shares
        authorized, 73,325,214 shares issued                               733         733
    Additional paid-in capital                                         215,102     188,899
    Retained earnings                                                  854,549     763,301
    Unamortized cost of restricted stock awards                            (77)        (50)
    Accumulated other comprehensive income/(loss)                          892      (2,641)
                                                                   -----------   ---------
                                                                     1,071,675     950,718
    Less common stock held in treasury, at cost (28,006,208 and       (486,197)   (471,738)
       28,405,108 shares, respectively)
                                                                   -----------   ---------
       Total common stockholders' equity                               585,478     478,980
                                                                   -----------   ---------
                                                                   $ 1,071,593   $ 954,393
                                                                   ===========   =========

See accompanying notes to consolidated financial statements.

The Company began expensing the cost of stock options on April 1, 2004. All prior period financial information has been restated.

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)


                                                               YEAR ENDED DECEMBER 31,
                                                          ---------------------------------
                                                            2004        2003        2002
                                                          ---------   ---------   ---------
Operating revenues:

    Investment advisory fees from assets under            $ 475,814   $ 404,847   $ 355,476
    management

    Product distribution                                      8,959       9,206      12,083
    Performance fees/other revenue                           20,864      37,975      28,888
                                                          ---------   ---------   ---------
       Total operating revenues                             505,637     452,028     396,447
                                                          ---------   ---------   ---------

Operating expenses:

    Compensation and benefits                               165,321     144,190     115,522
    Advertising and promotional costs                        12,158      11,627      12,608
    Occupancy and equipment costs                            19,740      19,321      17,912
    Amortization of intangible assets                         5,118       5,208       3,803
    Travel and entertainment                                  7,981       7,726       8,539
    Outside and professional services                        22,216      20,331      19,419
    Minority interest expense                                 1,875       1,077           -
    Other operating expenses                                 18,353      16,222      18,744
                                                          ---------   ---------   ---------
      Total operating expenses                              252,762     225,702     196,547
                                                          ---------   ---------   ---------
Non-operating income/(expense):

    Investment and other income/(expense)                    12,145       2,264        (100)
    Interest expense                                        (12,513)     (7,435)     (4,892)
                                                          ---------   ---------   ---------
      Total non-operating income/(expense)                     (368)     (5,171)     (4,992)
                                                          ---------   ---------   ---------

Income before taxes                                         252,507     221,155     194,908
                                                          ---------   ---------   ---------
Income taxes:

    Current                                                  87,723      76,097      65,496
    Deferred                                                  8,376      10,053      10,618
                                                          ---------   ---------   ---------
      Total income taxes                                     96,099      86,150      76,114
                                                          ---------   ---------   ---------

Net income                                                $ 156,408   $ 135,005   $ 118,794
                                                          =========   =========   =========
Average common and common equivalent shares outstanding:

    Basic                                                    92,671      92,612      93,910
                                                          =========   =========   =========
    Diluted                                                  96,121      95,944      98,042
                                                          =========   =========   =========
Earnings per common share:
    Basic                                                 $    1.69   $    1.46   $    1.26
                                                          =========   =========   =========
    Diluted                                               $    1.63   $    1.41   $    1.21
                                                          =========   =========   =========

See accompanying notes to consolidated financial statements.

The Company began expensing the cost of stock options on April 1, 2004. All prior period financial information has been restated.

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS' EQUITY
(in thousands)

                                                                                UNAMORTIZED   ACCUMULATED
                                     CLASS A  CLASS B  ADDITIONAL                 COST OF        OTHER
                                     COMMON   COMMON    PAID-IN     RETAINED    RESTRICTED   COMPREHENSIVE   TREASURY
                                      STOCK   STOCK     CAPITAL     EARNINGS   STOCK AWARDS  INCOME/(LOSS)     STOCK      TOTAL
                                     -------  -------  ----------  ----------  ------------  -------------  ----------  ----------
 Balance at December 31,2001         $   470  $   733  $  145,386  $  615,559  $     (1,537) $     (3,713)  $ (341,958)  $  414,940
                                     =======  =======  ==========  ==========  ============  =============  ==========   ==========
  Net income                                                          118,794                                               118,794
  Cash dividends paid                                                 (47,103)                                              (47,103)
  Conversion of preferred to common        6                5,619                                                             5,625
  Purchase of treasury stock                                                                                  (150,663)    (150,663)
  Compensation expense on options                          11,952                                                            11,952
  Exercise of stock options                                (6,058)     (4,938)                                  39,181       28,185
  Issuance of restricted stock                                            (34)                                      88           54
  Amortization of restricted
    stock awards                                                                        789                                     789
  Tax effect of options exercised                          15,299                                                            15,299
  Other comprehensive income                                                                        (1,146)                  (1,146)
                                     -------  -------  ----------  ----------  ------------  -------------  ----------   ----------
 Balance at December 31,2002         $   476  $   733  $  172,198  $  682,278  $       (748) $      (4,859) $ (453,352)  $  396,726
                                     =======  =======  ==========  ==========  ============  =============  ==========   ==========
  Net income                                                          135,005                                               135,005
  Cash dividends paid                                                 (51,880)                                              (51,880)
  Purchase of treasury  stock                                                                                  (41,946)     (41,946)
  Compensation expense on options                          14,132                                                            14,132
  Exercise of stock options                                (3,649)     (2,151)                                  23,480       17,680
  Issuance of restricted stock                                             49          (129)                        80            -
  Amortization of
   restricted stock awards                                                              827                                     827
  Tax effect of options exercised                           6,218                                                             6,218
  Other comprehensive income                                                                         2,218                    2,218
                                     -------  -------  ----------  ----------  ------------  -------------  ----------   ----------
 Balance at December 31, 2003        $   476  $   733  $  188,899  $  763,301  $        (50) $      (2,641) $ (471,738) $   478,980
                                     =======  =======  ==========  ==========  ============  =============  ==========   ==========
  Net income                                                          156,408                                               156,408
  Cash dividends paid                                                 (63,979)                                              (63,979)
  Purchase of treasury stock                                                                                   (52,076)     (52,076)
  Compensation expense on options                          20,417                                                            20,417
  Exercise of stock options                                (5,857)     (1,144)                                  37,257       30,256
  Issuance of deferred  stock                                             (66)                                     300          234
  Grant of restricted stock                                                29           (89)                        60            -
  Amortization of restricted stock
   awards                                                                                62                                      62
  Tax effect of options exercised                          11,643                                                            11,643
  Other comprehensive income                                                                         3,533                    3,533
                                     -------  -------  ----------  ----------  ------------  -------------  ----------   ----------
Balance at December 31, 2004         $   476  $   733  $  215,102  $  854,549  $        (77) $         892  $ (486,197) $   585,478
                                     =======  =======  ==========  ==========  ============  =============  ==========   ==========

Comprehensive Income (in 000s):                 2004         2003            2002
                                                ----         ----            ----
Net income ...............................    $156,408     $ 135,005      $ 118,794
Other comprehensive income:
  Unrealized gains/(losses) on marketable
   equity  securities, net of tax ........       3,176         3,605           (612)
  Reclassification adjustments for
   realized gains/(losses) ...............          80            30           (534)
  Terminated cash flow hedge .............         276        (1,417)             -
  Foreign currency translation
   adjustments ...........................           1             -              -
                                              --------     ---------      ---------
   Subtotal: other comprehensive income ..       3,533         2,218         (1,146)
                                              --------     ---------      ---------
       Comprehensive Income ..............    $159,941     $ 137,223      $ 117,648
                                              ========     =========      =========

Change in Shares Outstanding (in 000s):     2004         2003         2002
                                            ----         ----         ----
Shares outstanding at the beginning
of the year ............................   92,506       92,726       95,142
Shares issued under stock options and
other incentive plans ..................    2,219        1,444        2,713
Shares acquired ........................   (1,820)      (1,664)      (5,747)
Conversion of preferred to common ......        -            -          618
Shares outstanding at the end of           ------       ------       ------
the year ...............................   92,905       92,506       92,726
                                           ======       ======       ======

See accompanying notes to consolidated financial statements.

The Company began expensing the cost of stock options on April 1, 2004. All prior period financial information has been restated.

 CONSOLIDATED STATEMENTS OF CASH FLOWS

 (In thousands)


                                                                                      Year Ended December 31,
                                                                              ----------------------------------------
                                                                                 2004          2003            2002
                                                                              ---------      ---------      ----------
Cash flows from operating activities:

  Net income                                                                  $ 156,408      $ 135,005      $ 118,794
  Adjustments to reconcile net income to net cash provided from operating activities:

     Deferred income taxes                                                        8,376         10,053         10,618
     Depreciation of office property, equipment, and leaseholds                   7,900          7,650          7,321
     Unrealized gains/(losses) from available-for-sale investments                 (388)            63          1,065
     Amortization of intangible assets                                            5,118          5,208          3,803
     Amortization of debt related costs, net                                       (637)            14              -
     Compensation expense for options                                            20,417         14,132         11,952

  Net (increase) decrease in assets:
    Management and distribution fees receivable                                   4,069           (867)         8,940
    Other receivables                                                            (7,476)         3,687         (1,045)
    Other assets                                                                  1,221          2,353         16,121

  Net increase (decrease) in liabilities:
    Accrued compensation and other expenses                                      11,825         11,296         10,871
    Deferred compensation                                                         3,840          2,731           (422)
    Security purchase obligations                                                     -              -           (739)
    Accounts payable                                                            (14,557)         9,481          1,900
    Other liabilities                                                            (4,193)         1,359         12,200
  Other, consisting primarily of the tax effect of options exercised             11,709          7,046         18,717
                                                                              ---------      ---------      ---------
             Net cash provided from operating activities                        203,632        209,211        220,096
                                                                              ---------      ---------      ---------

Cash flows from financing activities:

  Proceeds from notes payable                                                         -        300,000        250,000
  Repayments of notes payable                                                         -       (305,000)      (128,000)
  Net private placement related items                                             3,846            610              -
  Dividends paid                                                                (63,979)       (51,880)       (47,103)
  Proceeds from stock options exercised                                          30,256         17,679         28,184
  Acquisition of treasury stock                                                 (52,076)       (41,946)      (150,663)
                                                                              ---------      ---------      ---------
             Net cash used for financing activities                             (81,953)       (80,537)       (47,582)
                                                                              ---------      ---------      ---------
Cash flows from investing activities:

  Purchase of office property and equipment                                      (5,634)        (6,964)        (8,947)
  Proceeds from sales of investment securities                                    2,543          1,416          1,451
  Purchases of investment securities                                            (54,718)        (1,808)        (2,332)
  Contingent consideration for Symphony acquisition                              (1,639)       (14,264)             -
  NWQ acquisition, net of cash received and
    liability due to Old Mutual                                                       -              -       (156,368)
  Proceeds from Rittenhouse stock options exercised                                   -         42,474         40,504
  Repurchase of Rittenhouse stock                                                     -        (53,531)       (56,811)
  Repurchase of NWQ Class 2 minority members'
    interests                                                                   (15,424)             -              -
  Other, consisting primarily of the change in
  other investments                                                                 968         (4,893)        (3,190)
                                                                              ---------      ---------      ---------
             Net cash used for investing activities                             (73,904)       (37,570)      (185,693)
                                                                              ---------      ---------      ---------
Effect of exchange rate changes on cash and cash
  equivalents                                                                         1              -              -

Increase/(decrease) in cash and cash equivalents                                 47,776         91,104        (13,179)
Cash and cash equivalents:
  Beginning of year                                                             161,584         70,480         83,659
                                                                              ---------      ---------      ---------
  End of year                                                                 $ 209,360      $ 161,584         70,480
                                                                              =========      =========      =========

See accompanying notes to consolidated financial statements.

The Company began expensing the cost of stock options on April 1,2004. All prior period financial information has been restated.

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General Information and Basis of Presentation. The consolidated financial statements include the accounts of Nuveen Investments, Inc. ("the Company" or "Nuveen Investments") and its majority-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. The Company's majority stockholder is The St. Paul Travelers Companies, Inc. ("St. Paul Travelers").

The Company and its subsidiaries offer core investment management capabilities through four branded investment teams: Rittenhouse blue-chip growth; NWQ value; Nuveen fixed-income; and Symphony market-neutral alternative investments.

Operations of Nuveen Investments, Inc. are organized around its principal advisory subsidiaries, which are registered investment advisers under the Investment Advisers Act of 1940. These advisory subsidiaries manage the Nuveen mutual funds and exchange-traded funds and provide investment services for individual and institutional managed accounts. Additionally, Nuveen Investments, LLC, a registered broker and dealer in securities under the Securities Exchange Act of 1934, provides investment product distribution and related services for the Company's managed funds, and, through March of 2002, sponsored and distributed the Company's defined portfolios (unit investment trusts).

Effective April 1, 2004, the Company began expensing the cost of stock options per the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." The retroactive restatement method described in SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" was adopted and the results for prior years have been restated (see the "Equity Incentive Plans" section of this footnote). Compensation cost recognized is the same as that which would have been recognized had the fair value method of SFAS No. 123 been applied from its original effective date. Prior to April 1, 2004, the Company accounted for stock option plans under the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations.

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (Revised 2004), "Share-Based Payment" ("SFAS No. 123R"). SFAS No. 123R is a revision of SFAS No. 123 and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS No 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. SFAS No. 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. While the Company currently follows SFAS No. 123, resulting in the recognition of option expense in the accompanying consolidated statements of income, the adoption of SFAS 123R will require the use of a slightly different method of accounting for forfeitures beginning in 2005. This change in methodology will not have a material impact on the Company's consolidated financial statements.

Certain other amounts in the prior year financial statements have been reclassified to conform to the 2004 presentation. These reclassifications had no effect on net income or stockholders' equity.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes to the consolidated financial statements. Actual results could differ from these estimates.

Cash and Cash Equivalents. Cash and cash equivalents include cash on hand, investment instruments with maturities of three months or less and other highly liquid investments, including commercial paper and money market funds, which are readily convertible to cash. Amounts presented on our consolidated balance sheets approximate fair value.

Securities Purchased Under Agreements to Resell. Securities purchased under agreements to resell are treated as collateralized financing transactions and are carried at the amounts at which such securities will be subsequently resold, including accrued interest, and approximate fair value. The Company's exposure to credit risks associated with the nonperformance of counterparties in fulfilling these contractual obligations can be directly impacted by market fluctuations that may impair the counterparties' ability to satisfy their obligations. It is the Company's policy to take possession of the securities underlying the agreements to resell or enter into tri-party agreements, which include segregation of the collateral by an independent third party for the benefit of the Company. The Company monitors the value of these securities daily and, if necessary, obtains additional collateral to assure that the agreements are fully secured. At December 31, 2004 and 2003, there were no securities purchased under agreements to resell.

The Company utilizes resale agreements to invest cash not required to fund daily operations. The level of such investments will fluctuate on a daily basis. Such resale agreements typically mature on the day following the day on which the Company enters into such agreements. Since these agreements are highly liquid investments, readily convertible to cash, and mature in less than three months, the Company includes these amounts in cash equivalents for balance sheet and cash flow purposes.

Securities Transactions. Securities transactions entered into by the Company's broker-dealer subsidiary are recorded on a settlement date basis, which is generally three business days after the trade date. Securities owned are valued at market value with profit and loss accrued on unsettled transactions based on trade date.

Furniture, Equipment and Leasehold Improvements. Furniture and equipment, primarily computer equipment, is depreciated on a straight-line basis over estimated useful lives ranging from three to ten years. Leasehold improvements are amortized over the lesser of the economic useful life of the improvement or the remaining term of the lease. The Company capitalizes certain costs incurred in the development of internal-use software. Software development costs are amortized over a period of not more than five years.

Investments. Investments consist of securities classified as trading and available-for-sale, as well as non-marketable securities. Also included are investments resulting from the consolidation of six new funds managed by the Company but not yet offered for sale. As a result of being the sole investor in these six funds, the Company is required to consolidate these funds in its consolidated financial statements (see Note 10 - Consolidated Funds for additional information). The following information related to investments does not include information related to the consolidated fund investments of approximately $31 million.

Non-marketable securities are investments that are saleable, but for which no ready market exists. These investments are carried at cost. At December 31, 2004, approximately $41 million of investments are classified as non-marketable and consist of common stock in a privately held institutional equity manager (Institutional Capital Corporation) and a non-affiliated private-equity investment partnership.

Trading securities are securities bought and held principally for the purpose of selling them in the near term. These investments are reported at fair value, with unrealized gains and losses included in earnings. At December 31, 2004, approximately $24 million of investments are classified as trading securities. Approximately $15 million of these securities are in products or portfolios that are not currently marketed by the Company but may be offered to investors in the future. The fair value for these products is determined through a combination of quoted market prices as well as a valuation of any derivatives employed by means of discounted cash flow analysis. The remaining balance of approximately $9 million included as trading securities is our investment in certain company-sponsored mutual funds. The purpose of these investments is to mitigate interest rate exposure for those participants in the Company's deferred compensation program who have elected to defer compensation with such deferred compensation earning interest based on the rate of return of one of several managed funds sponsored by the Company. To mitigate exposure and to minimize the volatility of the Company's deferred compensation liability, the Company purchases shares of the underlying fund at the time of the deferral.

Our investments not classified as either non-marketable or trading are classified as available-for-sale securities. These investments are carried at fair value with unrealized holding gains and losses reported net of tax as a separate component of accumulated other comprehensive income until realized. Realized gains and losses are reflected as a component of non-operating income/(expense). At December 31, 2004, approximately $41 million of investments are classified as available-for-sale and consist primarily of Company-sponsored mutual funds and exchange-traded funds. These marketable securities are carried at fair value. Fair value is based on quoted market prices.

The cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of available-for-sale equity securities by major security type and class of security at December 31, 2004 and 2003, are as follows:

                                                           GROSS UNREALIZED    GROSS UNREALIZED
(IN 000s)                                   COST             HOLDING GAINS      HOLDING LOSSES      FAIR VALUE
                                        -------------      ----------------    ----------------    -------------
At December 31, 2004

Available for Sale:

     Incubation funds                   $  16,421,954       $    3,019,093      $    (214,001)     $  19,227,046
     Sponsored funds                       17,664,448              467,854            (25,455)        18,106,847
     Other equity securities                3,870,232              142,127            (39,335)         3,973,024
                                        -------------       --------------      -------------      -------------
                                        $  37,956,634       $    3,629,074      $    (278,791)     $  41,306,917
                                        -------------       --------------      -------------      -------------

At December 31, 2003

Available for Sale:

     Incubation funds                   $   6,227,599       $    1,247,477      $    (270,995)     $   7,204,081
     Sponsored funds                       19,670,330              303,798         (3,207,228)        16,766,900
     Other equity securities                3,754,697                    -            (86,144)         3,668,553
                                        -------------       --------------      -------------      -------------
                                        $  29,652,626       $    1,551,275      $  (3,564,367)     $  27,639,534
                                        -------------       --------------      -------------      -------------

The Company periodically evaluates its non-marketable and available-for-sale investments for other-than-temporary declines in value. Other-than-temporary declines in value may exist when the fair value of an investment security has been below the carrying value for an extended period of time. If an other-than-temporary decline in value is determined to exist, the unrealized investment loss net of tax in accumulated other comprehensive income is realized as a charge to net income in the period in which the other-than-temporary decline in value occurs. At December 31, 2004, for the investments that have unrealized losses, the Company believes that all of these unrealized losses are only temporary and are due to temporary market conditions. Supporting this conclusion is the significant increase in the value of these investments, and commensurate decline in total unrealized losses at December 31, 2004, compared to total unrealized losses at December 31, 2003. The following table presents information about the Company's investments with unrealized losses at December 31, 2004 and 2003 (in 000s):

                                    LESS THAN 12 MONTHS        12 MONTHS OR LONGER            TOTAL
                                   ----------------------     ---------------------    --------------------
                                    Fair       Unrealized      Fair      Unrealized     Fair     Unrealized
DECEMBER 31, 2004                   Value        Losses        Value      Losses        Value      Losses
                                   -------     ----------     -------    ----------    -------   ----------
Description of Securities

Fund investments                   $   477       $    25      $    49    $       1     $   526    $    26
Other                                2,022             5        1,376          248       3,398        253
                                   -------       -------      -------    ---------     -------    -------
    Total temporarily
    impaired securities            $ 2,499       $    30      $ 1,425    $     249     $ 3,924    $   279
                                   -------       -------      -------    ---------     -------    -------

                                    LESS THAN 12 MONTHS        12 MONTHS OR LONGER            TOTAL
                                   ----------------------     ---------------------    --------------------
                                    Fair        Unrealized     Fair      Unrealized     Fair     Unrealized
DECEMBER 31, 2003                   Value         Losses       Value      Losses        Value      Losses
                                   -------      ----------    -------    ----------    -------   ----------
Description of Securities

Fund investments                   $   482       $    20      $11,276    $   3,458     $11,758    $ 3,478
Other                                    -             -        3,549           86       3,549         86
                                   -------       -------      -------    ---------     -------    -------
    Total temporarily
    impaired securities            $   482       $    20      $14,825    $   3,544     $15,307    $ 3,564
                                   -------       -------      -------    ---------     -------    -------

Revenue Recognition. Investment advisory fees from assets under management are recognized ratably over the period that assets are under management. Performance fees are recognized only at the performance measurement dates contained in the individual account management agreements and are dependent upon performance of the account exceeding agreed-upon benchmarks over the relevant period. Some of the Company's investment management agreements provide that, to the extent certain enumerated expenses exceed a specified percentage of a fund's or a portfolio's average net assets for a given year, the advisor will absorb such expenses through a reduction in management fees. Investment advisory fees are recorded net of any such expense reductions. Investment fees are also recorded net of any subadvisory fees paid by the Company based on the terms of those arrangements.

Accumulated Other Comprehensive Income/(Loss). The Company's other comprehensive income/(loss) consists of: changes in unrealized gains and losses on certain investment securities classified as available-for-sale (recorded net of tax); reclassification adjustments for realized gains/(losses) (net of tax); the amortization of a loss resulting from a series of Treasury rate lock transactions (see Note 5 - Derivative Financial Instruments); and foreign currency translation adjustments. The changes (net of tax) in unrealized gains and losses on certain investment securities classified as available-for-sale was approximately $3,176,000, $3,606,000, and ($612,000) for the years ended December 31, 2004, 2003, and 2002, respectively. The related cumulative tax effects of the changes in unrealized gains and losses on certain investment securities classified as available-for-sale were deferred tax (liabilities)/benefits of ($2,082,000) in 2004, ($2,326,000) in 2003, and
$658,000 in 2002. The reclassification adjustments for realized gains/(losses) on investment securities are approximately an $80,200 gain in 2004, a $30,000 gain in 2003, and a $534,000 loss in 2002. The amortization of the Treasury rate lock loss was approximately $276,500 and $76,500 for the years ending December 31, 2004 and 2003, respectively. As the Treasury rate lock loss did not occur until 2003, there was no such amortization for the year ended December 31, 2002. As of December 31, 2004 and 2003, the remaining unamortized Treasury rate lock loss is $1,140,779 and $1,417,314, respectively, and is being amortized over the term of the private placement debt (see Note 4 - Notes Payable). Finally, for the year ended December 31, 2004, approximately $1,000 of a foreign currency translation gain was recorded into other comprehensive income. There were no foreign currency translation gains/losses for the years ended December 31, 2003 and 2002. Total comprehensive income for the Company was approximately $159,941,000 in 2004, $137,223,000 in 2003, and $117,648,000 in 2002.

Goodwill. In July 2001, the FASB issued Statement SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead that they be tested for impairment at least annually using a two-step process. Other intangible assets continue to be amortized over their useful lives.

The Company has chosen May 31 as its measurement date for the annual SFAS No. 142 impairment test. Neither the initial SFAS No. 142 impairment test (as of January 1, 2002), nor any of the subsequent, ongoing annual SFAS No. 142 impairment tests (as of May 31) indicate any impairment of goodwill. The Company's SFAS No. 142 goodwill impairment test involves the use of estimates. Specifically, estimates are used in assigning assets and liabilities to reporting units, assigning goodwill to reporting units and determining the fair value of reporting units. While we believe that our testing was appropriate, the use of different assumptions may have resulted in recognizing some impairment of goodwill in our financial statements.

The following table presents a reconciliation of activity in goodwill from December 31, 2002, to December 31, 2004, as presented on our consolidated balance sheets:

(IN 000s)
 Balance at December 31, 2002                                                   $ 511,851
     Goodwill from exercise of Rittenhouse stock options (see Note 8)              11,057
     Symphony contingent consideration                                             12,363
                                                                                ---------
 Balance at December 31, 2003                                                   $ 535,271
     Repurchase of 100% of NWQ Class 2 interests (see Note 9)                      12,923
     Symphony contingent consideration                                              1,639
     Other                                                                            (22)
                                                                                ---------
 Balance at December 31, 2004                                                   $ 549,811
                                                                                =========

Intangible Assets. Intangible assets consist primarily of the estimated value of customer relationships resulting from our Symphony and NWQ acquisitions. We do not have any intangible assets with indefinite lives. We amortize our intangible assets over their estimated useful lives.

The following table presents a reconciliation of activity in other intangible assets from December 31, 2002, to December 31, 2004, as presented on our consolidated balance sheets:

(IN 000s)
Balance at December 31, 2002                          $ 63,724
 Amortization of:
   Symphony customer relationships                      (2,223)
   Symphony internally developed software                 (324)
   Symphony favorable lease                               (117)
   NWQ contractual relationships                        (2,544)
                                                      --------
Balance at December 31, 2003                          $ 58,516
 Amortization of:
   Symphony customer relationships                      (2,223)
   Symphony internally developed software                 (324)
   Symphony favorable lease                                (26)
   NWQ contractual relationships                        (2,545)
                                                      --------
Balance at December 31, 2004                          $ 53,398
                                                      ========

The following table reflects the gross carrying amounts and the accumulated amortization amounts for the Company's intangible assets as of December 31, 2004 and 2003:

                                                  AS OF DECEMBER 31, 2004                AS OF DECEMBER 31, 2003
                                              ------------------------------        -------------------------------
                                                GROSS                                 GROSS
                                               CARRYING          ACCUMULATED         CARRYING          ACCUMULATED
(IN 000s)                                       AMOUNT          AMORTIZATION           AMOUNT          AMORTIZATION
                                              -----------       ------------        -----------        ------------
Symphony acquisition-
    Customer relationships                    $    43,800        $     7,668        $    43,800         $     5,445
    Internally developed software                   1,622              1,107              1,622                 783
    Favorable lease                                   369                369                369                 343
NWQ acquisition-
    Contractual customer relationships             22,900              6,149             22,900               3,604
                                              -----------        -----------        -----------         -----------
        Total                                 $    68,691        $    15,293        $    68,691         $    10,175
                                              ===========        ===========        ===========         ===========

For the years ended December 31, 2004 and 2003, the aggregate amortization expense relating to the Company's amortizable intangible assets was $5.1 million and $5.2 million, respectively. There were no unamortizable intangible assets at December 31, 2004 and 2003. The approximate useful lives of these intangible assets are as follows: Symphony customer relationships - 19 years; Symphony internally developed software - 5 years; Symphony favorable lease - 38 months; and NWQ contractual relationships - 9 years. The estimated aggregate amortization expense for each of the next five years is approximately: $5.1 million for 2005, $5.0 million for 2006, and $4.8 million for each of 2007, 2008, and 2009.

Other Receivables and Other Liabilities. Included in other receivables and other liabilities are receivables from and payables to broker-dealers and customers, primarily in conjunction with unsettled trades. These receivables were approximately $8,695,000 and $1,567,000, and these payables were approximately $4,988,000 and $3,871,000 at December 31, 2004 and 2003, respectively.

Other Assets. Other assets consist primarily of approximately $16.9 million in commissions advanced by the Company on sales of certain mutual fund shares. Advanced sales commission costs are being amortized over the lesser of the Securities and Exchange Commission Rule 12b-1 revenue stream period (one to eight years) or the period during which the shares of the fund upon which the commissions were paid remain outstanding.

Fair Value of Financial Instruments. Cash and cash equivalents, marketable securities, notes and other accounts receivable, and investments are financial assets with carrying values that approximate fair value because of the short maturity of those instruments. Accounts payable and other accrued expenses are financial liabilities with carrying values that approximate fair value also because of the short maturity of those instruments. The fair value of long-term debt is estimated using discounted cash flows based on our incremental borrowing rates for similar debt and comparable bond prices.

In determining the fair value of its financial instruments, the Company uses a variety of methods and assumptions that are based on market conditions and risk existing at each balance sheet date. For the majority of financial instruments, including most derivatives, long-term investments and long-term debt, standard market conventions and techniques such as discounted cash flow analysis, option pricing models, replacement cost and termination cost are used to determine fair value. Dealer quotes are used for the remaining financial instruments. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

A comparison of the fair values and carrying amounts of these instruments is as follows:

(IN 000s)
                                                           2004                        2003
                                                  -----------------------     ----------------------
                                                  CARRYING        FAIR        CARRYING        FAIR
DECEMBER 31,                                       AMOUNT         VALUE        AMOUNT         VALUE
                                                  --------       --------     --------      --------
Assets:

    Cash and cash equivalents                     $209,360       $209,360     $161,584      $161,584
    Fees receivable                                 50,902         50,902       54,972        54,972
    Other receivables                               18,754         18,754       10,103        10,103
    Marketable securities                           97,533         97,533       33,476        33,476
    Non-marketable securities                       41,287         66,450       41,875        58,120
    Open derivatives                                     -              -           72            72

Liabilities:

    Notes payable (long-term debt)                $305,047       $299,000     $302,113      $299,200
    Accounts payable                                18,684         18,684       33,242        33,242
    Open derivatives                                    66             66            -             -

Equity Incentive Plans. Effective April 1, 2004, the Company began expensing the cost of stock options per the fair value provisions of SFAS No. 123 using the retroactive restatement method described in SFAS No. 148. Under the fair value recognition provisions of SFAS No. 123, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the lesser of the options' vesting period or the related employee service period. A Black-Scholes option pricing model was used to determine the fair value of each award at the time of the grant.

The following table provides the effect of the restatement on net income and earnings per share for the years ended December 31, 2003 and 2002:

(IN 000s, EXCEPT PER SHARE DATA)
                                   2003           2002
                                 --------       --------
         As Reported-

              Net Income         $143,996       $126,185

              Basic EPS          $   1.55       $   1.34

              Diluted EPS        $   1.50       $   1.29

         As Restated-

              Net Income         $135,005       $118,794

              Basic EPS          $   1.46       $   1.26

              Diluted EPS        $   1.41       $   1.21

Advertising and Promotional Costs. Advertising and promotional costs include amounts related to the marketing and distribution of specific products offered by the Company as well as expenses associated with promoting the Company's brands and image. The Company's policy is to expense such costs as incurred.

Non-Operating Income/(Expense). Non-operating income/(expense) includes investment and other income and expense. Investment and other income is comprised primarily of dividends and interest income from investments, realized gains and losses on investments and miscellaneous income, including gain or loss on the disposal of property.

The following is a summary of non-operating income/(expense) for the years ended December 31, 2004, 2003, and 2002:

    (IN 000s)

    FOR THE YEAR ENDED DECEMBER 31,                      2004         2003        2002
                                                       --------     --------    --------
        Dividends and Interest Income                  $  4,597     $  1,438    $  2,632
        Interest Expense                                (12,513)      (7,435)     (4,892)
        Gains/(Losses) on Investments                     4,127        1,440      (1,647)
        Miscellaneous Income/(Expense)                    3,421         (614)     (1,085)
                                                       --------     --------    --------
             Total                                     $   (368)    $ (5,171)   $ (4,992)
                                                       ========     ========    ========

Taxes. The Company and its subsidiaries file a consolidated federal income tax return. The Company provides for income taxes on a separate return basis. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and the tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are applicable to periods in which the differences are expected to affect taxable income. Although valuation allowances may be established, when necessary, to reduce deferred tax assets to amounts expected to be realized, there were no deferred tax asset valuation allowances at December 31, 2004 or 2003.

Supplemental Cash Flow Information. The Company paid cash interest of $12.6 million in 2004, $6.1 million in 2003, and $5.7 million in 2002. This compares with interest expense reported in the Company's consolidated statements of income of $12.5 million, $7.4 million, and $4.9 million for the respective reporting years.

Federal and state income taxes paid in the years ending December 31, 2004, 2003 and 2002, amounting to approximately $92.6 million, $63.5 million, and $41.7 million, respectively, include required payments on estimated taxable income and final payments of prior year taxes required to be paid upon filing the final federal and state tax returns, reduced by refunds received.

2.    EARNINGS PER COMMON SHARE

The following table sets forth a reconciliation of net income and common shares used in the basic and diluted earnings per share computations for the three years ended December 31, 2004:

                                                                            NET                            PER SHARE
(IN 000s, EXCEPT PER SHARE DATA)                                           INCOME           SHARES           AMOUNT
                                                                         -----------      -----------      ---------
2002:
Net income........................................................       $   118,794
Less: Preferred stock dividends...................................              (141)
                                                                         -----------
Basic EPS.........................................................       $   118,653           93,910       $ 1.26
Dilutive effect of:
   Restricted stock...............................................                --              416
   Employee stock options.........................................                --            3,304
   Assumed conversion of preferred stock..........................               141              412
                                                                         -----------      -----------
Diluted EPS.......................................................       $   118,794           98,042       $ 1.21
                                                                         ===========      ===========       ======

2003:
Basic EPS.........................................................       $   135,005           92,612       $ 1.46
Dilutive effect of:
   Restricted stock...............................................                --              465
   Employee stock options.........................................                --            2,867
                                                                         -----------      -----------
Diluted EPS.......................................................       $   135,005           95,944       $ 1.41
                                                                         ===========      ===========       ======

2004:
Basic EPS.........................................................       $   156,408           92,671       $ 1.69
Dilutive effect of:
   Restricted stock...............................................                --              457
   Employee stock options.........................................                --            2,993
                                                                         -----------      -----------
Diluted EPS.......................................................       $   156,408           96,121       $ 1.63
                                                                         ===========      ===========       ======

Options to purchase 103,437 shares of the Company's common stock at a range of $34.40 to $39.47 were outstanding at December 31, 2004, but were not included in the computation of diluted earnings per share because the options' respective exercise prices per share were greater than the average market price of the Company's common shares. At December 31, 2003, options to purchase 4,990,800 shares of the Company's common stock at a range of $27.10 to $27.50 were outstanding, but were not included in the computation of diluted earnings per share because the options' respective exercise prices per share were greater than the average market price of the Company's common shares. At December 31, 2002, options to purchase 5,072,400 shares of the Company's common stock at a range of $26.34 to $27.50 were outstanding, but were not included in the computation of diluted earnings per share because the options' respective exercise prices per share were greater than the average market price of the Company's common shares.

3.    INCOME TAXES

The provision for income taxes on earnings for the three years ended December 31, 2004 is:

(IN 000s)                       2004        2003        2002
                              --------    --------    --------
Current:
   Federal ................   $ 73,893    $ 63,979    $ 56,109
   State ..................     13,830      12,118       9,387
                              --------    --------    --------
                                87,723      76,097      65,496
                              --------    --------    --------
Deferred:
   Federal ................      9,103       8,471       8,297
   State ..................       (727)      1,582       2,321
                              --------    --------    --------
                              $  8,376    $ 10,053    $ 10,618
                              ========    ========    ========

The provision for income taxes is different from that which would be computed by applying the statutory federal income tax rate to income before taxes. The principal reasons for these differences are as follows:

                                                                          2004         2003          2002
                                                                         -------      -------      --------
Federal statutory rate applied to income before taxes.............          35.0%        35.0%         35.0%
State and local income taxes, net of federal income tax benefit...           3.4          4.5           4.4
Tax-exempt interest income, net of disallowed interest expense....          (0.1)        (0.1)         (0.1)
Other, net........................................................          (0.2)        (0.4)         (0.2)
                                                                         -------      -------      --------
Effective tax rate................................................          38.1%        39.0%         39.1%
                                                                         =======      =======      ========

The tax effects of significant items that give rise to the net deferred tax asset/(liability) recorded on the Company's consolidated balance sheets are shown in the following table:

(IN 000's)
DECEMBER 31,                                                        2004        2003
                                                                  --------    --------
Gross deferred tax asset:
   Stock options ..............................................   $ 21,848    $ 15,025
   Deferred compensation ......................................     12,405      11,253
   Accrued post-retirement benefit obligation .................      3,888       3,225
   Unfunded accrued pension cost (non-qualified plan) .........      1,238         922
   Book depreciation in excess of tax depreciation ............      3,978       3,119
   Other ......................................................      7,992      11,491
                                                                  --------    --------
Gross deferred tax asset ......................................     51,349      45,035
                                                                  --------    --------

Gross deferred tax liability:
   Deferred commissions and fund offering costs ...............     (6,396)     (3,815)
   Goodwill amortization ......................................    (59,310)    (47,478)
   Prepaid pension costs ......................................     (1,361)     (1,360)
   Other, consisting primarily of internally developed software     (8,241)     (5,883)
                                                                  --------    --------
Gross deferred tax liability ..................................    (75,308)    (58,536)
                                                                  --------    --------
   Net deferred tax liability .................................   $(23,959)   $(13,501)
                                                                  ========    ========

The future realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management believes it is more likely than not the Company will realize the benefits of these future tax deductions.

Not included in income tax expense for 2004, 2003 and 2002 are income tax benefits of $11,643,000, $6,218,000, and $15,299,000, respectively, attributable to the vesting of restricted stock and the exercise of stock options. Such amounts are reported on the consolidated balance sheets in additional paid-in capital and as a reduction of taxes payable included in other liabilities on our consolidated balance sheets.

At December 31, 2004, the Company had state tax loss carryforwards of approximately $1.6 million that will expire between 2022 and 2024. The Company believes that all state tax loss carryforwards will be utilized prior to expiration.

4.    NOTES PAYABLE

At December 31, 2004 and December 31, 2003, notes payable on the accompanying consolidated balance sheets were comprised of the following:

(IN 000s)                                    DECEMBER 31,   DECEMBER 31,
                                                2004           2003
                                              ---------      ---------
Private placement debt                        $ 300,000      $ 300,000
Net unamortized private placement fees           (1,568)        (1,787)
Net unamortized gains on unwinding of swaps       6,615          3,828
Fair value of open interest rate swap                 -             72
                                              ---------      ---------
               Total                          $ 305,047      $ 302,113
                                              =========      =========

On September 19, 2003, the Company issued $300 million of senior unsecured notes (the "private placement debt"). These notes mature on September 19, 2008, and carry a fixed coupon rate of 4.22%, payable semi-annually. These notes, which were issued at 100% of par, are unsecured, and are prepayable at any time in whole or in part. In the event of prepayment, the Company will pay an amount equal to par plus accrued interest plus a "make-whole premium," if applicable. Proceeds from the private placement debt were used to refinance existing debt and for general corporate purposes.

In connection with the private placement debt, we entered into a series of treasury rate lock and interest rate swap transactions (see Note 5, "Derivative Financial Instruments"). The resultant net gain on these transactions along with the private placement debt issuance costs are being amortized over the term of the private placement debt. The net reduction in interest expense as a result of both the debt issuance costs and the derivative transactions was $1.5 million in 2004 and $0.9 million in 2003. After considering both the debt issuance costs and the derivative transactions, our current effective interest rate on the private placement debt is 3.8%.

The Company also has lines of credit with a group of banks and a revolving loan agreement with its majority shareholder, St. Paul Travelers. The line of credit with a group of banks is a revolving credit line of $250 million, entered into on August 7, 2003. This committed line is divided into two equal facilities: one with a three-year term that expires in August 2006, and one with a term of 364 days that expires in August 2005. Proceeds from borrowings under this facility may be used for fulfilling day-to-day cash requirements and general corporate purposes including acquisitions, share repurchases and asset purchases. The rate of interest payable under the agreement is, at the Company's option, a function of one of various floating rate indices. The agreement requires the Company to pay a facility fee at an annual rate of 0.12% of the committed amount for the three-year facility and 0.10% of the committed amount for the 364-day facility. At December 31, 2004 and 2003, there were no amounts outstanding under these lines of credit.

The revolving loan agreement with St. Paul Travelers was entered into on July 31, 2002. This $250 million loan facility was originally set to expire on July 15, 2003, however it was amended prior to this expiration date to provide for no scheduled expiration date, but to specify that borrowings would be required to be repaid within 30 days demand by St. Paul Travelers. This loan facility carries a floating interest rate of LIBOR plus a margin of up to 0.25%. At December 31, 2004 and 2003, there were no amounts outstanding under this loan facility.

Our broker-dealer subsidiary occasionally utilizes available, uncommitted lines of credit with no annual facility fees, which approximate $100 million, to satisfy periodic, short-term liquidity needs. As of December 31, 2004 and 2003, no borrowings were outstanding on these uncommitted lines of credit.

5.    DERIVATIVE FINANCIAL INSTRUMENTS

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133" and further amended by SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," (collectively, "SFAS No. 133") states that, unless a derivative qualifies as a hedge, the gain or loss from a derivative instrument must be recorded currently into earnings. Under SFAS No. 133, three types of hedges are recognized: fair value hedges, cash flow hedges, and hedges of a corporation's net investments in foreign operations.

Fair value hedges. An entity may designate a derivative instrument as hedging the exposure to changes in the fair value (market value) of financial assets or liabilities. For example, a fixed-rate bond's market value changes when prevailing market interest rates change. Hedging the fixed-rate bond's price risk with a derivative would be considered a fair value hedge.

Cash flow hedges. An entity may also designate a derivative instrument as hedging the exposure to variability in expected future cash flows that is attributable to a particular risk. That exposure may be associated with an existing recognized asset or liability or a forecasted transaction.

As discussed in Note 4, in anticipation of the private placement debt issuance, the Company entered into a series of treasury rate lock transactions in 2003 with an aggregate notional amount of $100 million. These treasury rate locks are accounted for as cash flow hedges, as they hedged against the variability in future projected interest payments on the then-forecasted issuance of fixed rate debt (the private placement debt) attributable to changes in interest rates. The prevailing treasury rates had declined by the time of the private placement debt issuance and the locks were settled for a payment by the Company of $1.5 million. The Company has recorded this loss in "Accumulated Other Comprehensive Income/(Loss)" in the accompanying consolidated balance sheets, as the treasury rate locks were considered highly effective for accounting purposes in mitigating the interest rate risk on the forecasted debt issuance. Amounts accumulated in other comprehensive loss will be reclassified into earnings commensurate with the recognition of the interest expense on the debt. At December 31, 2004 and 2003, the unamortized loss on the treasury rate lock transactions was approximately $1.1 million and $1.4 million, respectively. Within the next 12 months, the Company expects to reclassify approximately $289,000 of the loss on the treasury rate lock transactions into interest expense.

Also as discussed in Note 4, the Company entered into a series of interest rate swap transactions. The Company entered into forward-starting interest rate swap transactions as hedges against changes in a portion of the fair value of the private placement debt. Under the agreements, payments were to be exchanged at specified intervals based on fixed and floating interest rates. All of the interest rate swap transactions were designated as fair value hedges to mitigate the changes in fair value of the hedged portion of the private placement debt. The Company determined that these interest rate swap transactions qualified for treatment under the short-cut method of SFAS No. 133 of measuring effectiveness. All of these interest rate swap transactions were cancelled. The cancellation of these interest rate swap transactions resulted in a total gain to the Company of approximately $8.1 million. These gains are being amortized over the term of the private placement debt, lowering the effective interest rate of the private placement debt. The amortization of the gains resulting from the cancellation of these interest rate swap transactions is reflected in "Interest Expense" on the accompanying consolidated statements of income. Approximately $1.3 million and $0.2 million of these gains have been amortized as a reduction to interest expense for the years ended December 31, 2004 and 2003. As the private placement debt and corresponding hedges were initiated in 2003, there were no amounts to amortize for the year ended December 31, 2002. At December 31, 2004 and 2003, the remaining unamortized gains on the cancellation of the interest rate swap transactions were approximately $6.6 million and $3.8 million, respectively. Within the next 12 months, the Company expects to reclassify approximately $1.7 million of the gains on the cancellation of the interest rate swap transactions as a reduction of interest expense. At December 31, 2004, there were no open interest rate swap hedging transactions. At December 31, 2003, the fair value of the one open interest rate swap transaction was approximately $72,000 and is reflected in "Other Assets" on the accompanying consolidated balance sheet, with a corresponding increase in "Notes Payable" representing the change in fair value of the fixed rate debt. In accordance with the short-cut method of SFAS No. 133, the fair value adjustment had no earnings impact since the interest rate swap is considered "highly effective" in eliminating the interest rate risk of the fixed rate debt that it is hedging.

Included in "Investments" on the accompanying consolidated balance sheet as of December 31, 2004, are certain swap agreements that have not been designated as hedging instruments. These swaps are being used to re-create certain fixed-income indices for purposes of establishing new fixed-income products that may be offered to investors in the future (see Note 1 - Summary of Significant Accounting Policies - Investments). At December 31, 2004, the notional values and related expiration dates of these swap agreements were as follows: $2.0 million of positions expiring in August 2005 and $2.6 million of positions expiring in September 2009. For the year ended December 31, 2004, the net change in the fair value of these instruments totaled approximately $183,000 and has been reflected as an unrealized gain in "Investment and Other Income/(Expense)" in the accompanying consolidated statement of income.

Included in "Other Liabilities" on the accompanying consolidated balance sheet as of December 31, 2004, are certain swap agreements and futures contracts that have not been designated as hedging instruments. The futures contracts are being used to mitigate overall market risk of certain new product portfolios, recently incubated and described in the "Investments" section of Note 1 under "trading securities." At December 31, 2004, the fair value of the open non-hedging derivatives was approximately $66,000 and is reflected in "Other Liabilities" on the accompanying consolidated balance sheet. This fair value adjustment resulted in a loss of approximately $66,000 that was charged to net income. Certain of the non-hedging derivative transactions were closed by December 31, 2004, and resulted in a net gain of approximately $15,000 that is reflected in "Investment and Other Income/(Expense)."

6.    COMMITMENTS AND CONTINGENCIES

Rent expense for office space and equipment was $10,643,000, $10,537,000, and $9,640,000 for the years ended December 31, 2004, 2003, and 2002, respectively. Minimum rental commitments for office space and equipment, including estimated escalation for insurance, taxes and maintenance for the years 2005 through 2014, the last year for which there is a commitment, are as follows:


    (IN 000s)

    YEAR                                           COMMITMENT
                                                  -----------
   2005.......................................     $   10,926
   2006.......................................         11,732
   2007.......................................         11,744
   2008.......................................         11,270
   2009.......................................         11,609
   Thereafter.................................         42,756

As part of the Symphony acquisition, the Company may be required to make future additional payments for substantially above average growth of the Symphony business over the next two years. As of December 31, 2004, the potential for future additional payments is up to a maximum of approximately $120 million. Any future payments will be recorded as additional goodwill.

As of December 31, 2004, the Company also has a remaining outstanding commitment to make an additional investment of approximately $2.4 million in the private-equity investment partnership referenced in the "Investments" section of
Note 1. The drawdown schedule for this remaining outstanding commitment will be determined by the general partner.

From time to time, the Company and its subsidiaries are named as defendants in pending legal matters. In the opinion of management, based on current knowledge and after discussions with legal counsel, the outcome of such litigation will not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

7.    RETIREMENT PLANS

The Company has a noncontributory retirement plan and a post-retirement benefit plan covering the majority of employees, excluding employees of certain of its subsidiaries. Pension benefits are based on years of service and the employee's average compensation during the highest consecutive five years of the employee's last ten years of employment. The Company's funding policy is to contribute annually at least the minimum amount that can be deducted for federal income tax purposes. Additionally, the Company currently maintains plans providing certain life insurance and health care benefits for retired employees and their eligible dependents. The cost of these benefits is shared by the Company and the retiree. Effective March 24, 2003, the retirement plan was amended to provide that: (1) participation in the retirement plan was frozen such that no new employees will enter the plan, and (2) existing plan participants will not accrue any new benefits after March 31, 2014.

The Company also maintains a noncontributory excess pension plan for certain employees who participate in the retirement plan and whose pension benefits exceed the Section 415 limitations of the Internal Revenue Code. Pension benefits for this plan follow the vesting provisions of the funded plan with new participation frozen and benefit accruals ending as described in the prior paragraph. Funding is not made under this plan until benefits are paid.

For purposes of our consolidated financial statements, our plans' measurement date is December 31. The market-related value of plan assets is determined based on the fair value at measurement date. The projected benefit obligation is determined based on the present value of projected benefit distributions at an assumed discount rate. The discount rate used reflects the rate at which we believe the pension plan obligations could be effectively settled at the measurement date, as though the pension benefits of all plan participants were determined as of that date.

An accumulated benefit obligation represents the actuarial present value of benefits. Whether vested or non-vested, they are attributed by the pension benefit formula to employee services rendered before a specified date using existing salary levels. As of December 31, 2004 and 2003, the accumulated benefit obligation for our pension plans was $25,834,000 and $20,604,000, respectively. For our post-retirement plan, our accumulated benefit obligation at December 31, 2004 and 2003, was $8,609,000 and $7,465,000, respectively.

A projected benefit obligation represents the actuarial present value as of a date of all benefits attributed by the pension benefit formula to employee service performed before that date. It is measured using assumptions as to future compensation levels, as the pension benefit formula is based on those future salary levels. The following tables provide a reconciliation of the changes in the plans' projected benefit obligations and fair value of plan assets over the two-year period ending December 31, 2004, and a statement of the funded status as of December 31 of both years:

                                                            PENSION                POST-RETIREMENT
                                                            BENEFITS                   BENEFITS
                                                   ------------------------   ------------------------
(IN 000s)                                              2004         2003          2004         2003
                                                   ----------    ----------   ----------    ----------
CHANGE IN PROJECTED BENEFIT OBLIGATION:
Obligation at January 1                            $   28,238    $   25,418    $   7,465    $    9,072
Service cost                                            1,615         1,660          212           268
Interest cost                                           1,671         1,661          484           493
Plan amendments                                            --            --           --        (3,534)
Actuarial loss                                          2,158         1,596          919         1,499
Benefit payments                                         (766)       (2,097)        (471)         (333)
Curtailments                                           (2,700)           --           --            --
                                                   ----------    ----------   ----------    ----------
Obligation at December 31                          $   30,216    $   28,238   $    8,609    $    7,465
                                                   ==========    ==========   ==========    ==========

                                                            PENSION                POST-RETIREMENT
                                                           BENEFITS                   BENEFITS
                                                   -----------------------    ------------------------
(IN 000s)                                              2004         2003          2004         2003
                                                   ----------    ----------   ----------    ----------
CHANGE IN FAIR VALUE OF PLAN ASSETS:
Fair value of plan assets at January 1              $  24,702     $  23,212   $       --    $       --
Actual return on plan assets                            2,021         3,585           --            --
Benefit payments                                         (766)       (2,097)        (471)         (333)
Company contributions                                      --             2          471           333
                                                   ----------    ----------   ----------    ----------
Fair value of plan assets at December 31           $   25,957    $   24,702   $       --    $       --
                                                   ==========    ==========   ==========    ==========

RECONCILIATION OF PREPAID (ACCRUED) AND TOTAL
AMOUNT RECOGNIZED:
Funded status at December 31                       $   (4,259)      $(3,536)     $(8,609)      $(7,465)
Unrecognized prior-service cost                            49            93      (2,719)       (2,984)
Unrecognized net loss                                   4,509         5,128        1,886         1,002
                                                   ----------    ----------   ----------    ----------
Prepaid (accrued) cost                             $      299        $1,685     $(9,442)      $(9,447)
                                                   ==========    ==========   ==========    ==========

The Company employs a total return approach whereby a mix of equities and fixed-income investments is used to maximize the long-term return of plan assets for a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. The investment portfolio contains a diversified blend of equity and fixed-income investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks, as well as small and large capitalizations. Other assets such as real estate are used judiciously to enhance long-term returns while improving portfolio diversification. Derivatives may be used to gain market exposure in an efficient and timely manner; however, derivatives may not be used to leverage the portfolio beyond the market value of the underlying investments.

Investment risk is measured and monitored on an on-going basis through quarterly investment portfolio reviews, annual liability measurements, and periodic asset/liability studies.

The expected long-term rate of return on plan assets is estimated based on the plan's actual historical return results, the allowable allocation of plan assets by investment class, market conditions and other relevant factors. We evaluate whether the actual allocation has fallen within an allowable range, and we then evaluate actual asset returns in total and by asset class. The following table presents actual allocation of plan assets, in comparison with the allowable allocation range, both expressed as a percentage of total plan assets, as of December 31:

                           2004                   2003
                     -------------------    -------------------
ASSET CLASS          ACTUAL    ALLOWABLE    ACTUAL     ALLOWABLE
-----------          ------    ---------    ------     ---------
Cash                    2%        0-15%        3%         0-15%
Fixed income           32        20-60        36         20-60
Equities               66        30-70        61         30-70
Other                   -         0-10         -          0-10
                     ----                   ----
Total                 100%                   100%
                     ----                   ----

The Company does not expect to make any contributions during 2005 for its pension plans; however, for its post-retirement benefit plan, the Company expects to contribute approximately $491,000 during 2005.

The following table provides the expected benefit payments for each of the plans in each of the next five years as well as for the aggregate of the five fiscal years thereafter:

     (IN 000s)
                                        PENSION       POST-RETIREMENT
     EXPECTED BENEFIT PAYMENTS          BENEFITS          BENEFITS
                                        --------      ---------------
                2005                     $  481           $  491
                2006                        642              460
                2007                        658              482
                2008                      3,010              485
                2009                        824              505
            2010 - 2014                  12,057            2,599

The following table provides the amounts recognized in the consolidated balance sheets as of December 31, 2004 and 2003. Prepaid benefit cost is recorded in other assets. Accrued benefit liability is recorded in accrued compensation and other expenses.

                                      PENSION                POST-RETIREMENT
                                      BENEFITS                   BENEFITS
                             -------------------------   ----------------------
(IN 000s)                        2004          2003         2004         2003
                             ----------     ----------   ---------    ---------
Prepaid benefit cost           $  3,305      $   4,158   $      --    $      --
Accrued benefit liability        (3,006)        (2,473)     (9,442)      (9,447)
                             ----------     ----------   ---------    ---------
Net amount recognized          $    299     $    1,685   $  (9,442)   $  (9,447)
                             ==========     ==========   =========    =========

The Company's qualified and non-qualified pension plans' projected benefit obligations exceed the fair value of plan assets for the years ending December 31, 2004 and 2003. The Company's post-retirement benefits plan has no plan assets. The aggregate benefit obligation for the post-retirement plan is $8,609,000 as of December 31, 2004, and $7,465,000 as of December 31, 2003.

The following table provides the components of net periodic benefit costs for the plans for the three years ending December 31, 2004:

(IN 000s)                                      PENSION BENEFITS
                                         -----------------------------
                                          2004       2003       2002
                                         -------    -------    -------
Service cost                             $ 1,615    $ 1,660    $ 1,462
Interest cost                              1,671      1,661      1,515
Expected return on plan assets            (2,084)    (1,930)    (2,239)
Amortization of unrecognized net asset        --         --         --
Amortization of prior-service cost             3          7          7
Amortization of net loss                     139        175          9
Curtailments and settlements                  41         --       (108)
                                         -------    -------    -------
Net periodic benefit cost                $ 1,385    $ 1,573    $   646
                                         =======    =======    =======

(IN 000s)                                  POST-RETIREMENT BENEFITS
                                         -----------------------------
                                            2004       2003       2002
                                         -------    -------    -------
Service cost                             $   212    $   268    $   464
Interest cost                                484        493        549
Amortization of prior-service cost          (265)      (188)        43
Amortization of unrecognized loss             35         --        (20)
Curtailments and settlements                  --         --       (174)
                                         -------    -------    -------
Net periodic benefit cost                $   466    $   573    $   862
                                         =======    =======    =======

The assumptions used in the measurement of the Company's benefit obligation are shown in the following table:

                                                            PENSION     POST-RETIREMENT
                                                            BENEFITS       BENEFITS
                                                            --------    ---------------
Weighted-average assumptions as of December 31, 2004
Discount rate                                                6.00%          6.00%
Rate of compensation increase                                4.50%           N/A

Weighted-average assumptions as of December 31, 2003
Discount rate                                                6.25%          6.25%
Rate of compensation increase                                4.50%           N/A

Weighted-average assumptions as of December 31, 2002
Discount rate                                                6.75%          6.75%
Rate of compensation increase                                5.00%           N/A

The assumptions used in the determination of the Company's net cost for the three years ended December 31, 2004 are shown in the following table:

                                                             PENSION     POST-RETIREMENT
                                                             BENEFITS        BENEFITS
                                                             --------    ---------------
Weighted-average assumptions as of December 31, 2004
Discount rate                                                 6.06%          6.25%
Return on plan assets                                         8.50%           N/A
Rate of compensation increase                                 4.50%           N/A

Weighted-average assumptions as of December 31, 2003
Discount rate                                                 6.75%          6.75%
Return on plan assets                                         8.50%           N/A
Rate of compensation increase                                 5.00%           N/A

Weighted-average assumptions as of December 31, 2002
Discount rate                                                 6.75%          6.75%
Return on plan assets                                         8.50%           N/A
Rate of compensation increase                                 5.00%           N/A

For measurement purposes, a 10% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2005 and gradually declines to a 5% annual rate of increase by the year 2009.

Assumed health care trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in assumed health care cost trend rates would have the following effects:

(IN 000s)                                                                            1% INCREASE     1% DECREASE
                                                                                     -----------     -----------
Effect on total service and interest cost.......................................     $       132     $      (109)
Effect on the health care component of the accumulated post-retirement
   benefit obligation...........................................................     $     1,324     $    (1,123)

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act (the "Act") became law. The Act provides for a federal subsidy to sponsors of retiree health care benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to the benefit established by the Act. On May 19, 2004, the FASB issued Staff Position No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (the "FSP"). The FSP provides guidance on accounting for the effects of the Act, which resulted in a reduction in the accumulated projected benefit obligation for the subsidy related to benefits attributed to past service. Treating the future subsidy under the Act as an actuarial experience gain, as required by the guidance, decreased the accumulated projected benefit obligation at the beginning of the third quarter of 2004 by approximately $636,000. The subsidy also decreased the net periodic post-retirement benefit cost for the last half of 2004 by approximately $35,000.

The Company has a 401(k)/profit sharing plan that covers all of its employees, including employees of its subsidiaries. Amounts determinable under the plan are contributed in part to a profit sharing trust qualified under the Internal Revenue Code with the remainder paid as cash bonuses, equity awards and matching 401(k) employee contributions. During the years ended December 31, 2004 and 2003, the Company made contributions of approximately $3.2 million and $2.9 million, respectively, to the profit sharing trust for profit sharing awards and matching 401(k) employee contributions.

The Company has a nonqualified deferred compensation program whereby certain key employees can elect to defer receipt of all or a portion of their cash bonuses until a date certain or until retirement, termination, death or disability. The deferred compensation liabilities incur interest expense at the prime rate or at a rate of return of one of several managed funds sponsored by the Company, as selected by the participant. The Company mitigates its exposure relating to participants who have selected a fund return by investing in the underlying fund at the time of the deferral. At December 31, 2004 and 2003, the Company's deferred compensation liability was approximately $34.5 million and $30.7 million, respectively.

8.    EQUITY INCENTIVE PLANS

The Company currently maintains one stock-based compensation plan, the Second Amended and Restated Nuveen 1996 Equity Incentive Award Plan (the "1996 Plan"). Through May 2002, the Company also maintained the Nuveen 1992 Special Incentive Plan (the "1992 Plan"). The 1992 Plan was developed in connection with the Company's initial public offering of stock and authorized the issuance of an aggregate of 17,940,000 shares of Class A common stock for the grant of equity awards, including up to 7,020,000 shares of restricted common stock and deferred units. Under the 1996 Plan, the Company has reserved an aggregate of 30,900,000 shares of Class A common stock for awards. Under both plans, options may be awarded at exercise prices not less than 100% of the fair market value of the stock on the grant date, and maximum option terms may not exceed ten years.

In 2002, the Company granted 200,000 shares of restricted stock with a weighted average fair value of $29.45. In 2003, the Company granted 5,000 shares of restricted stock with a weighted average fair value of $25.89. In 2004, the Company granted 9,208 shares of restricted stock with a weighted average fair value of $25.86. The Company awarded 309,479 shares of restricted stock with a weighted average fair value of $38.01 in January 2005 to employees pursuant to the Company's incentive compensation program for 2004. All awards are subject to restrictions on transferability, a risk of forfeiture, and certain other terms and conditions. The value of such awards is reported as compensation expense over the shorter of the period beginning on the date of grant and ending on the last vesting date, or the period in which the related employee services are rendered. Recorded compensation expense for restricted stock awards, including the amortization of prior year awards, was $1.1 million, $1.9 million, and $1.5 million for 2004, 2003, and 2002, respectively.

The Company also awarded certain employees options to purchase the Company's Class A common stock at exercise prices equal to or greater than the closing market price of the stock on the day the options were awarded. All options awarded under the 1992 Plan have been exercised or forfeited as of May, 2002. Options awarded during 1996 through 2004, pursuant to the 1996 Plan, are generally subject to three- and four-year cliff vesting and expire ten years from the award date. The Company awarded options to purchase 987,496 shares of common stock in January 2005 to employees pursuant to the Company's incentive compensation program for 2004. There were 1,927,000 shares available for future equity awards as of December 31, 2004, after consideration of the January 2005 incentive awards.

Effective April 1, 2004, the Company began expensing the cost of stock options per the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" (see "Equity Incentive Plans" in Note 1). The retroactive restatement method described in SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" was adopted and the results for prior years have been restated. Compensation cost recognized is the same as that which would have been recognized had the fair value method of SFAS No. 123 been applied from its original effective date. Prior to April 1, 2004, the Company accounted for stock option plans under the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. In accordance with SFAS No. 123, compensation expense of approximately $20,417,000, $14,132,000, and $11,952,000 has been recognized for 2004, 2003, and 2002, respectively. Included in compensation expense for 2004 is approximately $4.3 million of stock option compensation expense recognized due to a change in the assumed vesting period for certain options that have a vesting period that can be accelerated based on stock performance. At December 31, 2004, there were no other stock option grants containing a similar performance-vesting feature.

A summary of the Company's stock option activity for the years ended December 31, 2004, 2003 and 2002 is presented in the following table and narrative:

                                                                                                        WEIGHTED
                                                                                                        AVERAGE
(IN 000s, EXCEPT PER SHARE DATA)                                                       OPTIONS       EXERCISE PRICE
                                                                                      --------       --------------
Options outstanding at December 31, 2001........................................        13,618           $  12.87
   Awarded......................................................................         5,280              27.19
   Exercised....................................................................        (2,707)             10.41
   Forfeited....................................................................          (318)             20.21

Options outstanding at December 31, 2002........................................        15,873           $  17.91
   Awarded......................................................................         3,453              25.91
   Exercised....................................................................        (1,439)             12.29
   Forfeited....................................................................          (162)             25.99

Options outstanding at December 31, 2003........................................        17,725           $  19.85
   Awarded......................................................................         3,524              29.09
   Exercised....................................................................        (2,198)             13.77
   Forfeited....................................................................          (313)             27.43

Options outstanding at December 31, 2004........................................        18,738           $  22.17

Options exercisable at:
   December 31, 2002............................................................         5,552           $  11.48
   December 31, 2003............................................................         6,837           $  12.06
   December 31, 2004............................................................         7,672           $  14.61

All options awarded in 2004, 2003 and 2002 have exercise prices equal to the closing market price of the stock on the date of grant and have a weighted average exercise price of $29.09, $25.91, and $27.19, respectively.

The following table provides information about options outstanding as of December 31, 2004:

          OPTIONS OUTSTANDING      WEIGHTED-AVERAGE
                 AS OF                 REMAINING           RANGE OF EXERCISE
           DECEMBER 31, 2004       CONTRACTUAL LIFE              PRICES
          -------------------      ----------------        -----------------
                    4,937,100            3.4 years           $ 7.00 - $17.00
                    5,733,900            7.1                 $17.01 - $27.00
                    8,060,600            7.8                 $27.01 - $37.00
                        6,000           10.0                 $37.01 - $47.00
          -------------------      ----------------        -----------------
                   18,737,600            6.4                 $ 7.00 - $47.00
          ===================      ================        =================

The options awarded during 2004 had weighted average fair values as of the time of the grant of $5.46 per share. The options awarded during 2003 had weighted average fair values of $4.24 per share. Options awarded during 2002 had weighted average fair values of $4.77 per share. The fair value of stock option awards was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions for 2004, 2003 and 2002, respectively: weighted average risk-free interest rates of 3.1%, 3.2%, and 3.9%; dividend yields of 2.4%, 2.7%, and 2.7%; weighted average expected option lives of 5.2, 5.2 and 5 years; and volatility factors of the expected market price of our common stock of 22%, 21% and 20%.

Through October of 2003, Rittenhouse maintained the Rittenhouse Financial Services, Inc. 1997 Equity Incentive Award Plan ("1997 Plan"). This plan was established subsequent to the acquisition in order to attract and retain officers and other employees. The 1997 Plan authorized the issuance to Rittenhouse employees of non-qualified options to purchase shares of a newly created series of Rittenhouse common stock, the non-voting Class B Common Stock. The exercise price for any options granted under the 1997 Plan was equal to or greater than the fair market value of the Rittenhouse common stock on the date of grant, as determined and fixed by a committee serving the Rittenhouse board of directors on the relevant valuation date. The term of each option was no more than four years from the date of grant. In accordance with APB No. 25, no compensation expense has been recognized for any of the stock options awarded under the 1997 Plan. Each option awarded under the 1997 Plan provided that Rittenhouse, or its designee, had the right to purchase any or all shares of Rittenhouse Class B Common Stock issued upon exercise of such option at any time following the six-month period subsequent to the date of exercise, at a price per share equal to the fair market value most recently determined by the committee on the valuation date last preceding the date of purchase. As of December 31, 2004, all of the options to acquire the 1,200,000 shares of Rittenhouse Class B Common Stock (the total number of options authorized under the 1997 Plan) have been exercised. Of these awards, no options were exercised during 2004, and 391,122 and 395,142 options were exercised during 2003 and 2002, respectively. No options were forfeited during 2004 or 2003. Of the 4,180 options that were forfeited in 2002, none were reissued. The shares exercised in 2003 were repurchased by the Company on October 14, 2003. Purchase price in excess of the exercise price of $11.1 million was added to goodwill. The shares exercised in 2002 were repurchased by the Company on September 30, 2002. Purchase price in excess of the exercise price of $16.3 million was added to goodwill. Effective January 1, 2002, goodwill is no longer being amortized but will be tested for impairment at least annually (See Note 1 - Summary of Significant Accounting Policies - Goodwill).

9.    ACQUISITION OF NWQ INVESTMENT MANAGEMENT COMPANY, INC.

On August 1, 2002, Nuveen Investments completed the acquisition of NWQ Investment Management Company, Inc. ("NWQ"). NWQ is an asset management firm based in Los Angeles that specializes in value-oriented equity investments and has significant relationships with institutions and financial advisors serving high-net-worth investors. The acquisition price included potential additional future payments up to a maximum of $20.5 million over a five year period that can be offset by fees paid to seller affiliates under a strategic alliance agreement. As these future payments relate to a take-or-pay type of contract, the $20.5 million had been recorded as both goodwill and a corresponding liability on the Company's consolidated balance sheet. During 2004 and 2003, $3.1 million and $2.5 million, respectively, was paid on this $20.5 million liability. As of December 31, 2004 and 2003, the remaining liability of $14.9 million and $18.0 million, respectively, is included in other liabilities on the accompanying consolidated balance sheets.

As part of the NWQ acquisition, key management purchased a non-controlling member interest in NWQ Investment Management Company, LLC. The non-controlling interest of $0.7 million and $3.0 million as of December 31, 2004 and 2003, respectively, is reflected in minority interest on the consolidated balance sheets. This purchase allows management to participate in profits of NWQ above specified levels beginning January 1, 2003. During 2004 and 2003, the Company recorded minority interest expense of approximately $1.9 million and $1.1 million, respectively. These amounts reflect the portion of profits applicable to the minority interest. Beginning in 2004 and continuing through 2008, the Company has the right to acquire the respective interests of the non-controlling members. On February 13, 2004, the Company exercised its right to call 100% of the Class 2 minority members' interests for $15.4 million. Of the total amount paid, approximately $12.9 million was recorded as goodwill. (See Note 15 - Subsequent Events).

The results of NWQ operations are included in our consolidated statements of income since August 1, 2002, the date of the NWQ acquisition. The following actual (as restated for expensing stock options) and unaudited pro-forma information for the year ended December 31, 2002 reflects a summary of the consolidated results of operations of Nuveen Investments and NWQ as if the acquisition had occurred on January 1, 2002:

                                          AS RESTATED        PRO-FORMA
                                           YEAR ENDED       YEAR ENDED
(IN 000s, EXCEPT PER SHARE DATA)         DEC. 31, 2002     DEC. 31, 2002
                                         -------------     -------------
Revenues                                   $396,447          $417,044
Net Income                                 $118,794          $120,623
Earnings per common share (diluted)        $   1.21          $   1.23

10.   CONSOLIDATED FUNDS

During 2004, the Company created and invested in six new funds, all managed by two of the Company's subsidiaries. It is anticipated that these funds will be marketed to the public at a future date. However, at December 31, 2004, the Company was the sole investor in these funds. As a result of its being the sole investor in these six funds, the Company is required to consolidate these funds in its consolidated financial statements. For three of these funds, the investment strategy is taxable fixed-income with various objectives: short duration, multi-strategy core, and high yield. The remaining three funds are all of a value-oriented equity style/strategy. At December 31, 2004, the total assets of these six funds were approximately $39.1 million, including investments of $31.0 million, and the total liabilities were approximately $2.9 million. In addition, the funds' net income of approximately $231,000 has been included in the Company's consolidated financial results for the year ended 2004.

11.   RELATED PARTY TRANSACTIONS

On June 30, 2002, the Company made a loan of approximately $2.1 million to one of Symphony's prior owners, Maestro LLC. The members of Maestro LLC are also senior executives of Symphony. This uncollateralized, interest-bearing loan was payable on or before December 31, 2006, and carried a variable interest rate equal to the Applicable Federal Rate published by the Secretary of the Treasury. As of December 31, 2003, the remaining note receivable of approximately $827,570 was included in other assets on our consolidated balance sheet. A portion of the contingent consideration amount paid during the year ended December 31, 2004, was used to extinguish the then remaining loan balance of $827,570.

12.   COMMON STOCK

A summary of common stock activity for the three-year period ended December 31, 2004, follows:

(IN 000s)                                                                     2004         2003         2002
                                                                         -----------    ---------    ---------
Shares outstanding at beginning of year...........................            92,506       92,726       95,142
Shares issued due to stock option exercises.......................             2,219        1,444        2,713
Shares acquired...................................................            (1,820)      (1,664)      (5,747)
Conversion of preferred to common.................................                 -            -          618
                                                                         -----------    ---------    ---------
Shares outstanding at end of year.................................            92,905       92,506       92,726
                                                                         ===========    =========    =========

As part of a share repurchase program approved on August 9, 2002, the Company is authorized to purchase up to 7.0 million shares of Class A common stock. As of December 31, 2004, there were 2.4 million shares remaining under the share repurchase program.

13.   NET CAPITAL REQUIREMENT

Nuveen Investments, LLC, the Company's wholly owned broker-dealer subsidiary, is a Delaware limited liability company and is subject to the Securities and Exchange Commission Rule 15c3-1, the "Uniform Net Capital Rule," which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, as these terms are defined, shall not exceed 15 to
1. At December 31, 2004, our broker-dealer's net capital ratio was 1.03 to 1 and its net capital was approximately $27,956,000, which is $26,043,000 in excess of the required net capital of $1,913,000.

14.   QUARTERLY RESULTS (UNAUDITED)

The tables below set forth selected quarterly financial information for each quarter in the two-year period ending December 31, 2004. As discussed in Note 1, the Company began expensing the cost of stock options per the fair value recognition provisions of SFAS No. 123. In addition, the retroactive restatement method described in SFAS No. 148 was adopted and the results for prior years have been restated.

(IN 000s, EXCEPT PER SHARE DATA)                               FIRST        SECOND        THIRD       FOURTH
2004                                                          QUARTER       QUARTER      QUARTER      QUARTER
                                                             ----------    ---------    ---------    ---------
Total operating revenues...............................      $  119,694    $ 120,413    $ 131,617    $ 133,913
Net income.............................................          37,877       35,979       39,062       43,490
Per common share:
   Basic EPS...........................................            0.41         0.39         0.42         0.47
   Diluted EPS.........................................            0.39         0.38         0.41         0.45
   Cash dividends......................................            0.15         0.18         0.18         0.18
Closing stock price range:
   High................................................          29.920       28.010       30.550       39.470
   Low.................................................          26.290       23.890       24.760       30.280

(IN 000s, EXCEPT PER SHARE DATA)                               FIRST        SECOND        THIRD       FOURTH
2003                                                          QUARTER       QUARTER      QUARTER      QUARTER
                                                             ----------    ---------    ---------    ---------

Total operating revenues...............................      $  101,547    $ 106,097    $ 120,827    $ 123,557
Net income.............................................          30,635       31,544       34,989       37,837
Per common share:
   Basic EPS...........................................            0.33         0.34         0.38         0.41
   Diluted EPS.........................................            0.32         0.33         0.36         0.39
   Cash dividends......................................            0.13         0.13         0.15         0.15
Closing stock price range:
   High................................................          26.840       28.150       30.300       29.000
   Low.................................................          19.990       22.380       25.800       25.650

Nuveen Investments, Inc. Class A common stock, representing approximately 21% of the Company's issued and outstanding common stock at December 31, 2004, is listed on the New York Stock Exchange under the symbol "JNC." There are no contractual restrictions on the Company's present ability to pay dividends on its common stock.

15.   SUBSEQUENT EVENTS

Effective January 1, 2005, Nuveen Investments combined all of its fixed-income asset management services and operations for both open-end and closed-end funds and managed accounts under one registered investment adviser, Nuveen Asset Management ("NAM"). As a result of this combination, Nuveen Advisory Corp., Nuveen Institutional Advisory Corp., and Nuveen Senior Loan Asset Management Inc. were merged into NAM and ceased to exist as separate corporations.

On January 31, 2005, the Company's majority shareholder, The St. Paul Travelers Companies, Inc., announced that it was reviewing strategic alternatives with respect to its equity stake in Nuveen, including the possible divestiture of this stake.

On February 15, 2005, the Company exercised its right to call 100% of the Class 3 NWQ minority members' interests (see Note 9 - Acquisition of NWQ Investment Management Company, Inc.) for $22.8 million. Of the total amount to be paid on March 2, 2005, approximately $22.5 million will be recorded as goodwill.

Five Year Financial Summary
(in thousands, unless otherwise indicated)

December 31,                                      2004        2003        2002       2001       2000
                                              -----------  ---------   ---------  ----------  --------
INCOME STATEMENT DATA
Operating Revenues:
   Investment advisory fees from assets
   under management                           $   475,814  $ 404,847   $ 355,476  $  330,588  $311,075
   Product distribution                             8,959      9,206      12,083      19,513    38,160
   Performance fees/other revenue                  20,864     37,975      28,888      21,002     9,158
                                              -----------  ---------   ---------  ----------  --------
     Total operating revenues                     505,637    452,028     396,447     371,103   358,393
Operating Expenses:
   Compensation and benefits                      165,321    144,190     115,522     102,727    98,074
   Advertising and promotional costs               12,158     11,627      12,608      17,751    34,992
   All other operating expenses                    75,283     69,885      68,417      71,484    64,227
                                              -----------  ---------   ---------  ----------  --------
     Total operating expenses                     252,762    225,702     196,547     191,962   197,293

Operating Income                                  252,875    226,326     199,900     179,141   161,100
Non-Operating Income/(Expense)                       (368)    (5,171)     (4,992)        820     9,248
                                              -----------  ---------   ---------  ----------  --------
Income Before Taxes                               252,507    221,155     194,908     179,961   170,348
Income Taxes                                       96,099     86,150      76,114      71,365    68,184
                                              -----------  ---------   ---------  ----------  --------
Net Income                                    $   156,408  $ 135,005   $ 118,794  $  108,596  $102,164
                                              ===========  =========   =========  ==========  ========
Earnings per Common Share:
   Basic                                      $      1.69  $    1.46   $    1.26  $     1.15  $   1.06
   Diluted                                    $      1.63  $    1.41   $    1.21  $     1.07  $   1.00
   Return on average equity                          29.4%      30.8%       29.1%       24.8%     23.9%
   Total dividends per share                  $      0.69  $    0.56   $    0.50  $     0.47  $   0.41

Balance Sheet Data
   Total assets                               $ 1,071,593  $ 954,393   $ 841,042  $  705,287  $583,394
   Total short term obligations               $    94,783  $  96,508   $ 380,131  $  119,461  $ 88,866
   Total long term obligations                $   388,730  $ 374,677   $  61,385  $  165,261  $ 37,732
   Minority interest                          $     2,602  $   4,228   $   2,800  $        -  $      -
   Redeemable preferred stock                 $        -   $       -   $       -  $    5,625  $ 45,000
   Common stockholders' equity                $   585,478  $ 478,980   $ 396,726  $  414,940  $411,796

Nuveen Managed Assets (in millions)
   Net assets under management
   Mutual funds                               $    12,680  $  12,285   $  11,849  $   11,814  $ 11,485
   Exchange-traded funds                           50,216     47,094      39,944      32,000    28,355
   Money market funds                                   -          -           -           -       472
   Managed accounts                                52,557     35,977      27,926      24,671    21,699
                                              -----------  ---------   ---------  ----------  --------
     Total                                    $   115,453  $  95,356   $ 79,719   $   68,485  $ 62,011
                                              ===========  =========   =========  ==========  ========
Gross Investment Product Sales (in
millions)
   Mutual funds                               $     1,625  $   1,536   $   1,512  $    1,246  $  1,022
   Defined portfolios                                   -          -         194       1,481     4,047
   Exchange-traded funds                            2,888      6,283       6,848       3,937        46
   Managed accounts                                21,436     10,279       7,040       7,570     5,694
                                              -----------  ---------   ---------  ----------  --------
     Total                                    $    25,949  $  18,098   $  15,594  $   14,234  $ 10,809
                                              ===========  =========   =========  ==========  ========

See accompanying notes to consolidated financial statements.

Earnings per common share data have been restated for the 3-for-2 common stock dividend paid to shareholders of record on September 20, 2001, and restated for the 2-for-l common stock dividend paid to shareholders of record on June 3, 2002.

The Company began expensing the cost of stock options on April 1, 2004. All prior period financial information has been restated.

                  MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER
                               FINANCIAL REPORTING

Management of Nuveen Investments, Inc., together with its consolidated subsidiaries (the "Company"), is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process designed under the supervision of the Company's executive and financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

As of December 31, 2004, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management has determined that the Company's internal control over financial reporting as of December 31, 2004, is effective.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on our financial statements.

Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report appearing on pages 63 and 64 which expresses unqualified opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting as of December 31, 2004.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Nuveen Investments, Inc.:

We have audited the accompanying consolidated balance sheets of Nuveen Investments, Inc. and subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in common stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nuveen Investments, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in note 1 to the consolidated financial statements, effective April 1, 2004, the Company began expensing the cost of stock options per the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation."

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2005 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.



/s/ KPMG LLP

Chicago, Illinois
February 24, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Nuveen Investments, Inc.:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Nuveen Investments, Inc. (the Company) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Nuveen Investments, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in common stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated February 24, 2005 expressed an unqualified opinion on those consolidated financial statements.



/s/ KPMG LLP

Chicago, Illinois
February 24, 2005

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Effective as of December 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chairman and Chief Executive Officer, President, and Senior Vice President, Finance, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, the Company's Chairman and Chief Executive Officer, President, and Senior Vice President, Finance concluded that the Company's disclosure controls and procedures are effective and no changes are required at this time. In connection with management's evaluation, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended December 31, 2004 were identified that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the Registrant's executive officers is included in Part I of this report. Information concerning our directors is incorporated by reference to the 2005 Proxy Statement under the "Nominees for Directors" subsection and the "Nominees for Class B Directors" subsection in the "Election of Directors" section. Information concerning the compliance of our officers, directors and 10% stockholders with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information contained in the 2005 Proxy Statement under the heading "Section 16(a) Beneficial Ownership Reporting Compliance". The information regarding Audit Committee members and "audit committee financial experts" is incorporated by reference to the information contained in the 2005 Proxy Statement under the "Audit Committee" subsection of the "Committees of the Board of Directors" subsection of the "Corporate Governance" Section. Information regarding the Company's Corporate Governance Guidelines is incorporated by reference to the information contained in the 2005 Proxy Statement under the "Corporate Governance Guidelines" subsection of the "Corporate Governance" section. The Company has adopted a Code of Business Conduct and Ethics, which applies broadly to all employees, officers and directors and also includes specific provisions applying to the Chief Executive Officer, Chief Financial Officer and other senior financial officers, in compliance with regulatory requirements. The Company also has a Code of Ethics and various related compliance procedures that apply to its business as an investment manager and sponsor of investment products, and the conduct of its employees and executives. The Company will promptly post on its website any amendments or waivers of its Code of Business Conduct and Ethics which apply to the Chief Executive Officer, Chief Financial Officer, and other senior financial officers.

ITEM 11. EXECUTIVE COMPENSATION

The "Executive Compensation", "Retirement Plans" and "Employment Agreements" sections, and the "Compensation of Directors" subsection in the "Election of Directors" section of the 2005 Proxy Statement are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The "Beneficial Ownership of the Company's Common Stock" section of the 2005 Proxy Statement is incorporated herein by reference.

The following table sets forth certain information as of December 31, 2004, about equity compensation plans that have been approved by security holders. The Company has no plans at such date that have not been approved by security holders.

EQUITY COMPENSATION PLAN INFORMATION

                                                                            NUMBER OF SECURITIES
                                    NUMBER OF                              REMAINING AVAILABLE FOR
                                 SECURITIES TO BE     WEIGHTED-AVERAGE     FUTURE ISSUANCE UNDER
                               ISSUED UPON EXERCISE   EXERCISE PRICE OF     EQUITY COMPENSATION
                                 OF OUTSTANDING         OUTSTANDING           PLANS (EXCLUDING
                                     OPTIONS,         OPTIONS, WARRANTS    SECURITIES REFLECTED IN
   PLAN CATEGORY               WARRANTS AND RIGHTS       AND RIGHTS              COLUMN (a))
                               --------------------   -----------------    -----------------------
                                       (a)                   (b)                     (c)
Equity compensation
  plans approved by
  security holders..........       18,737,619(1)           $22.17                  3,300,936(2)

Equity compensation
  plans not approved by
  security holders..........           N/A                  N/A                        N/A

Total.......................       18,737,619              $22.17                  3,300,936

(1) Excludes 462,351 shares of restricted stock granted under the compensation plan approved by shareholders. Of such shares, 3,500 shares have not been delivered because the restrictive period has not yet lapsed, and the receipt of the remaining shares has been deferred by the recipients beyond the expiration of the restrictive period.

(2) All such shares are available for issuance pursuant to stock option awards. Of these shares, 1,722,750 are also available for issuance pursuant to restricted stock awards.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The "Certain Relationships and Related Transactions" section of the 2005 Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The "Fees and Services of Independent Auditors" section of the 2005 Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) FILED DOCUMENTS. The following documents are filed as part of this report:

      1.    Consolidated Financial Statements:

            The consolidated financial statements required to be filed in the Annual Report on Form 10-K are in Part II, item 8 hereof.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of The Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 2005.

                                NUVEEN INVESTMENTS, INC

                                By: /s/ Margaret E. Wilson
                                    ------------------------------------------
                                    Margaret E. Wilson
                                    Senior Vice President, Finance
                                    Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 1, 2005.


            SIGNATURE                                            TITLE
            ---------                                            -----
                *
-------------------------------------           Chairman, Chief Executive Officer and
        Timothy R. Schwertfeger                 Director (Principal Executive Officer)

                *
-------------------------------------                   President, and Director
          John P. Amboian

                *
-------------------------------------                           Director
           Jay S. Benet

                *
-------------------------------------                           Director
          Willard L. Boyd

                *
-------------------------------------                           Director
          John L. Carl

                *
-------------------------------------                           Director
        W. John Driscoll



-------------------------------------                           Director
         Jay S. Fishman

                *
-------------------------------------                           Director
       William H. Heyman

                *
-------------------------------------                           Director
       Duane R. Kullberg

                *
-------------------------------------                           Director
          Samuel G. Liss


-------------------------------------                           Director
       Roderick A. Palmore



      /s/ Margaret E. Wilson                           Senior Vice President, Finance
-------------------------------------           (Principal Financial and Accounting Officer)
      Margaret E. Wilson



*By     /s/Alan G. Berkshire
   ----------------------------------
       Alan G. Berkshire
 As Attorney-in-Fact for each
   of the persons indicated

                                  EXHIBIT INDEX
                                       to
                           ANNUAL REPORT ON FORM 10-K
                                     for the
                       FISCAL YEAR ENDED DECEMBER 31, 2004

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

 Exhibit                                                                                           Exhibit No.
Designation                            Exhibit                                                    and Location
-----------                            -------                                                    ------------
  *3.1          Restated Certificate of Incorporation of the Company       Exhibit 3.1 to Registration  Statement on Form S-1 filed
                                                                           on April 2, 1992, File No. 33-46922 (the  "S-1
                                                                           Registration Statement")

  *3.2          Certificate of Designations, Preferences and Rights of     Exhibit 3.1(a) to the Company's Form 10-Q for quarter
                5% Cumulative convertible Preferred Stock of the Company   ended September 30, 2000 filed on November 11, 2000

  *3.3          Amendment to Restated Certificate of Incorporation of      Exhibit  3.1(b)  to the  Company's  Form  10-K  for year
                the Company                                                ended December 31, 2002

  *3.4          Certificate of Ownership and Merger                        Exhibit  3.1(c)  to the  Company's  Form  10-K  for year
                                                                           ended December 31, 2002

  *3.5          Amended and Restated By-Laws of the Company                Exhibit  3.2 to the  Company's Form 10-K for year ended
                                                                           December 31, 1993 filed on March 29, 1994

*+10.1          Amended and Restated Nuveen 1996 Equity Incentive Award    Exhibit A to Company's Schedule 14A, Definitive Proxy
                Plan                                                       Statement filed on March 31, 1999

*+10.1(a)       Second Amendment and Restatement of the Company's 1996     Exhibit 10.1(c) to the Company's Form 10-K for year
                Equity Incentive Award Plan                                ended December 31, 2001

*+10.2          Employment Agreement between the Company and Timothy R.    Exhibit 10.1 to the Company's 2002 Third Quarter Form
                Schwertfeger, dated November 1, 2002                       10-Q

 Exhibit                                                                                           Exhibit No.
Designation                            Exhibit                                                    and Location
-----------                            -------                                                    ------------
*+10.3          Employment Agreement between the Company and John P.       Exhibit 10.2 to the Company's 2002 Third Quarter Form
                Amboian, dated November 1, 2002.                           10-Q

*+10.4          Nuveen 1999 Executive Officer Performance Plan             Exhibit 10.3(b) to the Company's Form 10-K for year ended
                                                                           December 31, 1999

*+10.5          Nuveen 2002 Executive Officer Performance Plan             Exhibit 10.3(a) to the Company's Form 10-K for year ended
                                                                           December 31, 2001

*+10.6          Amended and Restated Profit Sharing Plan                   Exhibit 10.4 to the Company's 1996 Form 10-K

*+10.7          Amended and Restated Rittenhouse Financial Services,       Exhibit 10.4(a) to the Company's 1998 Form 10-K
                Inc. 1997 Equity Incentive Award Plan

*+10.8          Nuveen Investments, LLC Employees' Retirement Plan, as     Exhibit 10.5 to the Company's Form 10-K for year ended
                amended and restated effective January 1, 1997             December 31, 2001

*+10.9          Excess Benefit Retirement Plan                             Exhibit 10.6 to the S-1 Registration Statement

*+10.10         The Company Deferred Bonus Plan                            Exhibit 10.7(a) to the Company's 1999 Form 10-K

 *10.11         Lease dated January 22, 1998 between Overseas Partners     Exhibit 10.8(c) to the Company's 1998 Form 10-K
                (333), Inc. and Nuveen Investments, LLC

 *10.12         Registration Rights Agreement between the Company and      Exhibit  10.13  to the  Company's  Form  10-K  for  year
                The St. Paul Companies, Inc.                               ended December 31, 1992

 *10.13         Acquisition Agreement, dated as of June 15, 2001, by and   Exhibit 2.1 to the Company's Form 8-K filed on June 20,
                among the Company, Barra, Inc., Symphony Asset             2001
                Management, Inc., Maestro, LLC, Symphony Asset
                Management LLC, Praveen K. Gottipalli, Michael J.
                Henman, Neil L. Rudolph and Jeffrey L. Skelton

 Exhibit                                                                                           Exhibit No.
Designation                            Exhibit                                                    and Location
-----------                            -------                                                    ------------
*10.14          Amendment to Acquisition Agreement, dated as of February   Exhibit 10.4 to the Company's 2003 First Quarter 10-Q
                1, 2003, by and among the Company,  Barra, Inc., Symphony
                Asset  Management,  Inc., Maestro, LLC, Symphony Asset
                Management LLC, Praveen K. Gottipalli, Michael J.
                Henman, Neil L. Rudolph and Jeffrey L. Skelton

*10.15          Revolving Loan Agreement, dated as of July 29, 2002,       Exhibit 10.21 to the Company's 2002 Second Quarter 10-Q
                between The St. Paul Companies, Inc. and the Company

*10.16          Amendment to Revolving Loan Agreement, dated as of July    Exhibit 10.4 to the Company's 2003 Second Quarter 10-Q
                15, 2003, between The St. Paul Companies, Inc. and the
                Company

*10.17          Stock Purchase Agreement, dated as of May 28, 2002, by     Exhibit  2.1 to the  Company's  Form 8-K filed on August
                and among Old Mutual (US) Holdings  Inc.,  NWQ Investment  14, 2002
                Management Company, Inc. and the Company

*10.18          3-Year Credit Agreement, dated as of August 7, 2003,       Exhibit 10.6 to the Company's 2003 Third Quarter 10-Q
                among the Company, Bank of America, N.A., Citibank,  N.A.
                and Bank One, N.A.

*10.19          364 Day Credit Agreement, dated as of August 7, 2003,      Exhibit 10.7 to the Company's 2003 Third Quarter 10-Q
                among the Company, Bank of America, N.A., Citibank, N.A.
                and Bank One, N.A.

*10.20          Note Purchase Agreement, dated as of September 19, 2003,   Exhibit 10.8 to the Company's 2003 Third Quarter 10-Q
                relating  to $300,000,000 principal amount of 4.22%
                Senior Notes Due September 19, 2008.

 10.21          Description of Investment Management Contracts                                        --

    21          Subsidiaries of the Company                                                           --

    23          Independent Auditors' Consent                                                         --

 Exhibit                                                                                          Exhibit No.
Designation                            Exhibit                                                   and Location
-----------                            -------                                                   ------------
    24          Powers of Attorney                                                                    --

  31.1          Certification  of Chief  Executive  Officer  pursuant  to                             --
                Rule 13a-14(a) of the Securities Exchange Act of 1934

  31.2          Certification of President  pursuant to Rule 13a-14(a) of                             --
                the Securities Exchange Act of 1934

  31.3          Certification  of  Principal   Financial  and  Accounting                             --
                Officer  pursuant  to Rule  13a-14(a)  of the  Securities
                Exchange Act of 1934

  32.1          Certification  of Chief Executive  Officer pursuant to 18                             --
                U.S.C.  Section 1350, as adopted  pursuant to Section 906
                of the Sarbanes-Oxley Act of 2002.

  32.2          Certification of President pursuant to 18 U.S.C.  Section                             --
                1350,   as  adopted   pursuant  to  Section  906  of  the
                Sarbanes-Oxley Act of 2002

  32.3          Certification  of  Principal   Financial  and  Accounting                             --
                Officer  pursuant to 18 U.S.C.  Section  1350, as adopted
                pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Previously filed; incorporated herein by reference.

+ Management contracts and compensatory plans and arrangements.