Form 10-Q
period 2005-03-31
NUVEEN INVESTMENTS INC
filed 2005-05-09
CIK 885708

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2005

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.)

Yes  [X]    No [ ]

         At May 4, 2005, there were 75,947,750 shares of the Company's Common Stock outstanding, consisting of 60,124,534 shares of Class A Common Stock, $.01 par value, and 15,823,216 shares of Class B Common Stock, $.01 par value.

                            NUVEEN INVESTMENTS, INC.

                                TABLE OF CONTENTS

                                                                                   Page No.
                                                                                   --------
PART I. FINANCIAL INFORMATION

   ITEM 1.   FINANCIAL STATEMENTS

        Consolidated Balance Sheets (Unaudited),
             March 31, 2005 and December 31, 2004                                       3

        Consolidated Statements of Income (Unaudited),
             Three Months Ended March 31, 2005 and 2004                                 4

        Consolidated Statement of Changes in Common Stockholders'
             Equity (Unaudited), Three Months Ended March 31, 2005                      5

        Consolidated Statements of Cash Flows (Unaudited),
             Three Months Ended March 31, 2005 and 2004                                 6

        Notes to Consolidated Financial Statements
             (Unaudited)                                                                7

   ITEM 2.

        Management's Discussion and Analysis of
             Financial Condition and Results of Operations                             15

   ITEM 3.

        Quantitative and Qualitative Disclosures About Market Risk                     25

   ITEM 4.

        Controls and Procedures                                                        26

PART II.     OTHER INFORMATION

   Item 1 through Item 6                                                               27

   Signatures                                                                          30

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                            NUVEEN INVESTMENTS, INC.

                           CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                  MARCH 31,       DECEMBER 31,
                                                                                                    2005              2004
                                                                                                -------------     ------------
ASSETS
     Cash and cash equivalents                                                                  $     210,140     $    209,360
     Management and distribution fees receivable                                                       50,485           50,902
     Other receivables                                                                                 17,937           18,754
     Furniture, equipment, and leasehold improvements, at cost less accumulated depreciation
         and amortization of $54,001 and $51,942, respectively                                         29,957           27,694
     Investments                                                                                      127,956          138,820
     Goodwill                                                                                         572,311          549,811
     Other intangible assets, at cost less accumulated amortization of $16,566 and $15,293,
         respective                                                                                    52,125           53,398
     Other assets                                                                                      27,518           22,854
                                                                                                -------------     ------------
                                                                                                $   1,088,429     $  1,071,593
                                                                                                =============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
     Short-Term Obligations:
         Accounts payable                                                                       $      14,151     $     14,429
         Current taxes payable                                                                         23,362            4,255
         Accrued compensation and other expenses                                                       20,348           67,311
         Other short-term liabilities                                                                   9,194            8,788
                                                                                                -------------     ------------
              Total Short-Term Obligations                                                             67,055           94,783
                                                                                                -------------     ------------

     Long-Term Obligations:
         Notes payable                                                                          $     304,729     $    305,047
         Deferred compensation                                                                         35,293           34,547
         Deferred income tax liability, net                                                            24,370           23,959
         Other long-term liabilities                                                                   25,544           25,177
                                                                                                -------------     ------------
              Total Long-Term Obligations                                                             389,936          388,730
                                                                                                -------------     ------------

     Total liabilities                                                                                456,991          483,513

Minority interest                                                                                       1,833            2,602

Common stockholders' equity:

     Class A Common stock, $.01 par value;  160,000,000 shares authorized;                                476              476
         47,586,266 shares issued
     Class B Common stock, $.01 par value;  80,000,000 shares authorized;                                 733              733
         73,325,214 shares issued
     Additional paid-in capital                                                                       221,425          215,102
     Retained earnings                                                                                896,609          854,549
     Unamortized cost of restricted stock awards                                                      (21,587)             (77)
     Accumulated other comprehensive gain/(loss)                                                         (739)             892
                                                                                                -------------     ------------
                                                                                                    1,096,917        1,071,675
     Less common stock held in treasury, at cost (26,792,457 and 28,006,208 shares,
         respectively)                                                                               (467,312)        (486,197)
                                                                                                -------------     ------------
     Total common stockholders' equity                                                                629,605          585,478
                                                                                                -------------     ------------
                                                                                                $   1,088,429     $  1,071,593
                                                                                                =============     ============

See accompanying notes to consolidated financial statements.

                            NUVEEN INVESTMENTS, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                                    UNAUDITED
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                           Three Months Ended
                                                                                MARCH 31,
                                                                      -----------------------------
                                                                          2005            2004
                                                                      -------------   -------------
Operating revenues:
      Investment advisory fees from assets under management           $     131,209   $     112,355
      Product distribution                                                    2,803           2,427
      Performance fees/other revenue                                            856           4,912
                                                                      -------------   -------------
          Total operating revenues                                          134,868         119,694

Operating expenses:
      Compensation and benefits                                              43,038          36,651
      Advertising and promotional costs                                       2,669           3,019
      Occupancy and equipment costs                                           5,400           4,813
      Amortization of intangible assets                                       1,273           1,299
      Travel and entertainment                                                1,686           1,863
      Outside and professional services                                       5,829           5,446
      Other operating expenses                                                5,950           4,874
                                                                      -------------   -------------
          Total operating expenses                                           65,845          57,965

Other income/(expense)                                                        1,858           2,845
                                                                      -------------   -------------
Income before net interest and taxes                                         70,881          64,574

Net interest expense                                                           (989)         (2,646)
                                                                      -------------   -------------

Income before taxes                                                          69,892          61,928

Income taxes                                                                 26,699          24,051
                                                                      -------------   -------------

Net income                                                            $      43,193   $      37,877
                                                                      =============   =============
Average common and common equivalent shares outstanding:
      Basic                                                                  93,757          92,867
                                                                      =============   =============

      Diluted                                                                98,913          96,305
                                                                      =============   =============
Earnings per common share:
      Basic                                                           $        0.46   $        0.41
                                                                      =============   =============

      Diluted                                                         $        0.44   $        0.39
                                                                      =============   =============

The Company began expensing the cost of stock options on April 1, 2004. All historical information has been restated.

See accompanying notes to consolidated financial statements.

                            NUVEEN INVESTMENTS, INC.
        CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY
                                   UNAUDITED
                                 (IN THOUSANDS)

                                                                          UNAMORTIZED   ACCUMULATED
                                    CLASS A CLASS B ADDITIONAL              COST OF        OTHER
                                    COMMON   COMMON   PAID-IN   RETAINED   RESTRICTED   COMPREHENSIVE   TREASURY
                                    STOCK    STOCK   CAPITAL    EARNINGS  STOCK AWARDS  INCOME/(LOSS)    STOCK       TOTAL
                                   -------- ------- ----------  --------  ------------  -------------  ----------  ----------
Balance at December 31, 2004       $    476 $   733 $  215,102  $854,549  $        (77) $         892  $ (486,197) $  585,478
   Net income                                                     43,193                                               43,193
   Cash dividends paid                                           (16,883)                                             (16,883)
   Purchase of treasury stock                                                                              (3,651)     (3,651)
   Compensation expense on options                       3,918                                                          3,918
   Exercise of stock options                            (2,520)    3,230                                   12,493      13,203
   Grant of restricted stock                                      12,520       (23,077)                    10,557           -
   Forfeit of restricted stock                                                     514                       (514)          -
   Amortization of restricted
        stock awards                                                             1,053                                  1,053
   Tax effect of options exercised                       4,925                                                          4,925
   Other comprehensive income                                                                  (1,631)                 (1,631)
                                   -------- ------- ----------  --------  ------------  -------------  ----------  ----------
Balance at March 31, 2005          $    476 $   733 $  221,425  $896,609  $    (21,587) $        (739) $ (467,312) $  629,605
                                   ======== ======= ==========  ========  ============  =============  ==========  ==========


Comprehensive Income (in 000s):                                                              3 ME 3/31/05
-------------------------------                                                              ------------
Net income......................................................................               $ 43,193
Other comprehensive income:
  Unrealized gains/(losses) on marketable equity securities, net of tax.........                 (2,291)
  Reclassification adjustments for realized gains/(losses)......................                    589
  Amortization of terminated cash flow hedge....................................                     71
                                                                                               --------
      Subtotal: other comprehensive income                                                       (1,631)
                                                                                               --------
           Comprehensive Income                                                                $ 41,562
                                                                                               ========

Change in Shares Outstanding (in 000s):                                                      3 ME 3/31/05
----------------------------------------                                                     ------------
Shares outstanding at the beginning of the year.................................                92,905
Shares issued under stock option and other incentive plans......................                 1,324
Shares acquired.................................................................                   (97)
Forfeit of restricted stock.....................................................                   (13)
                                                                                                ------
Shares outstanding at March 31, 2005............................................                94,119
                                                                                                ======

----------------
The Company began expensing the cost of stock options on April 1, 2004. All historical information has been restated.

See accompanying notes to consolidated financial statements.

                            NUVEEN INVESTMENTS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                 (IN THOUSANDS)

                                                                                      THREE MONTHS ENDED MARCH 31,
                                                                                      ----------------------------
                                                                                         2005             2004
                                                                                       --------         --------
Cash flows from operating activities:
    Net income                                                                         $ 43,193         $ 37,877
    Adjustments to reconcile net income to net cash
        provided from operating activities:
          Deferred income taxes                                                           1,500              487
          Depreciation of office property and equipment                                   2,060            1,914
          Amortization of intangible assets                                               1,273            1,299
          Amortization of debt related costs, net                                          (247)             (97)
          Stock option expense                                                            3,918            3,437
    Net (increase) decrease in assets:
          Management and distribution fees receivable                                       417            8,641
          Other receivables                                                               1,206           (4,939)
          Other assets                                                                   (4,664)          (2,183)
    Net increase (decrease) in liabilities:
          Accrued compensation and other expenses                                       (46,964)         (30,947)
          Deferred compensation                                                             746            3,239
          Accounts payable                                                                 (277)           3,791
          Current taxes payable                                                          19,107            5,213
          Other liabilities                                                               2,180              274
    Other                                                                                   304            5,221
                                                                                       --------         --------
                     Net cash provided from operating activities                         23,752           33,227
                                                                                       --------         --------

Cash flows from financing activities:
    Dividends paid                                                                      (16,883)         (13,963)
    Proceeds from stock options exercised                                                13,203           11,950
    Acquisition of treasury stock                                                        (3,651)         (17,705)
    Net private placement related items                                                       -            1,645
                                                                                       --------         --------
                     Net cash used for financing activities                              (7,331)         (18,073)
                                                                                       --------         --------

Cash flows from investing activities:
    Net purchase of office property and equipment                                        (4,330)            (816)
    Proceeds from sales of investment securities                                         17,966            1,003
    Purchases of investment securities                                                   (4,585)          (8,899)
    Contingent consideration for Symphony acquisition                                         -             (253)
    Repurchase of NWQ minority members' interests                                       (24,675)         (15,424)
    Other                                                                                   (17)           1,928
                                                                                       --------         --------
                     Net cash used for investing activities                             (15,641)         (22,461)
                                                                                       --------         --------

Increase/(decrease) in cash and cash equivalents                                            780           (7,307)

Cash and cash equivalents:
    Beginning of year                                                                   209,360          161,584
                                                                                       --------         --------
    End of period                                                                      $210,140         $154,277
                                                                                       --------         --------

Supplemental Information:
    Taxes paid                                                                         $  1,079         $ 13,436
    Interest paid                                                                      $  7,063         $  6,596

----------------
The Company began expensing the cost of stock options on April 1, 2004. All historical information has been restated.

See accompanying notes to consolidated financial statements.

                            NUVEEN INVESTMENTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 2005

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

Certain other amounts in the prior year financial statements have been reclassified to conform to the 2005 presentation. These reclassifications had no effect on previously reported net income or stockholders' equity.

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

The following table provides the effect of the restatement on net income and earnings per share (in thousands, except per share data):

                           Three Months Ended
                             March 31, 2004
                           ------------------
As Reported-
     Net Income                $40,004
     Basic EPS                 $  0.43
     Diluted EPS               $  0.42

As Restated-
     Net Income                $37,877
     Basic EPS                 $  0.41
     Diluted EPS               $  0.39

NOTE 3 EARNINGS PER COMMON SHARE

The following table sets forth a reconciliation of net income and the weighted average common shares used in the basic and diluted earnings per share computations for the three-month periods ended March 31, 2005 and 2004.

In thousands,                                   For the three months ended
except per share data                 March 31, 2005                  March 31, 2004
                                                   Per-share                       Per-share
                               Net income  Shares   amount     Net income  Shares   amount
                               ----------  ------  ---------   ----------  ------  ---------
Basic EPS                      $   43,193  93,757  $    0.46   $   37,877  92,867  $    0.41
  Dilutive effect of:
     Deferred stock awards              -     459                       -     451
     Employee stock options             -   4,697                       -   2,987
                               ----------  ------              ----------  ------
Diluted EPS                    $   43,193  98,913  $    0.44   $   37,877  96,305  $    0.39
                               ----------  ------  ---------   ----------  ------  ---------

Options to purchase 9,074 and 3,261,702 shares of the Company's common stock were outstanding at March 31, 2005 and 2004, respectively, but were not included in the computation of diluted earnings per share because the options' respective weighted average exercise prices of $39.88 and $29.04 per share were greater than the average market price of the Company's common shares during the applicable period.

NOTE 4 NET CAPITAL REQUIREMENT

Nuveen Investments, LLC, the Company's wholly owned broker/dealer subsidiary, is subject to the Securities and Exchange Commission Rule 15c3-1, the "Uniform Net Capital Rule," which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, as these terms are defined in the Rule, shall not exceed 15 to 1. At March 31, 2005, Nuveen Investments, LLC's net capital ratio was 1.12 to 1 and its net capital was approximately $28,856,000 which was $26,698,000 in excess of the required net capital of $2,158,000.

NOTE 5 GOODWILL AND INTANGIBLE ASSETS

The following table presents a reconciliation of activity in the balance of goodwill from December 31, 2004 to March 31, 2005 presented on our consolidated balance sheets (in thousands):

Goodwill
Balance at December 31, 2004                            $  549,811
    Repurchase of NWQ Class 3 minority interests            22,500
                                                        ----------
Balance at March 31, 2005                               $  572,311
                                                        ----------

As part of the NWQ acquisition, key employees purchased three classes of non-controlling member interests in NWQ (Class 2, Class 3, and Class 4 interests). The purchase allows NWQ key employees to participate in profits of NWQ above specified levels beginning January 1, 2003. Beginning in 2004 and continuing through 2008, the Company has the right to purchase the non-controlling members' respective interests in NWQ. On March 2, 2005, the Company exercised its right to call 100% of the Class 3 NWQ minority members' interests for $24.7 million. Of the total amount paid, approximately $22.5 million was recorded as goodwill, with the remainder being recorded as a return of capital.

SFAS No. 142, "Goodwill and Other Intangible Assets," requires an annual goodwill impairment test. The results of our last annual test indicated that, as of May 31, 2004, there was no indication of potential impairment of goodwill. The Company's next annual goodwill impairment test will be as of May 31, 2005.

The following table presents gross carrying amounts and accumulated amortization amounts for intangible assets presented on our consolidated balance sheets at March 31, 2005 and December 31, 2004 (in thousands):

                                                At March 31, 2005               At December 31, 2004
                                                -----------------               --------------------
                                             Gross                            Gross
                                           Carrying        Accumulated       Carrying       Accumulated
Amortizable Intangible Assets               Amount        Amortization        Amount        Amortization
                                           --------       ------------       --------       ------------
Symphony-
    Customer relationships                 $ 43,800        $   8,224         $ 43,800        $  7,668
    Internally developed software             1,622            1,188            1,622           1,107
    Favorable lease                             369              369              369             369
NWQ customer contracts                       22,900            6,785           22,900           6,149
                                           --------        ---------         --------        --------
        Total                              $ 68,691        $  16,566         $ 68,691        $ 15,293
                                           --------        ---------         --------        --------

The projected amortization for the next five years is approximately $3.8 million for the remaining nine months of 2005, and annual amortization of $5.0 million for 2006, and $4.8 million for each of 2007, 2008 and 2009.

NOTE 6 NOTES PAYABLE

At March 31, 2005 and December 31, 2004, notes payable on the accompanying consolidated balance sheets were comprised of the following (in 000's):

                                                       MARCH 31, 2005          DECEMBER 31, 2004
                                                       --------------          -----------------
Private placement debt                                   $  300,000                 $ 300,000
Net unamortized private placement fees                       (1,470)                   (1,568)
Net unamortized gains on unwinding of swaps                   6,199                     6,615
                                                         ----------                 ---------
         Total                                           $  304,729                 $ 305,047
                                                         ==========                 =========

On September 19, 2003, the Company issued $300 million of senior unsecured notes (the "private placement debt"). These notes were originally scheduled to mature on September 19, 2008, but were repaid subsequent to March 31, 2005 (see Note 9, "Subsequent Events"). These notes carried a fixed coupon rate of 4.22%, payable semi-annually, were issued at 100% of par, were unsecured, and were prepayable at any time in whole or in part. In the event of prepayment, the Company would pay an amount equal to par plus accrued interest plus a "make-whole premium," if applicable. Proceeds from the private placement debt were used to refinance existing debt and for general corporate purposes. At March 31, 2005 and December 31, 2004, the fair value of our outstanding debt was $293.9 million and $299.0 million, respectively.

In connection with the private placement debt, the Company entered into a series of treasury rate lock and interest rate swap transactions (see Note 7, "Derivative Financial Instruments"). The resultant net gain on these transactions along with the private placement debt issuance costs were being amortized over the term of the private placement debt. (See Note 9, "Subsequent Events"). The net reduction in interest expense as a result of both the amortization of the debt issuance costs and the derivative transactions was approximately $0.2 million for the three months ended March 31, 2005 and 2004. After considering both the debt issuance costs and the derivative transactions, the effective interest rate on the private placement debt was 3.8%.

The Company also has a line of credit with a group of banks. This line of credit, entered into on August 7, 2003, is a revolving credit line of $125 million and has a three-year term that expires in August 2006. Proceeds from borrowings under this facility may be used for fulfilling day-to-day cash requirements and general corporate purposes including acquisitions, share repurchases and asset purchases. The rate of interest payable under the agreement is, at the Company's option, a function of one of various floating rate indices. The agreement requires the Company to pay a facility fee at an annual rate of a range of 0.10% to 0.15% of the committed amount. At March 31, 2005 and December 31, 2004, there were no amounts outstanding under this line of credit. (See Note 9, "Subsequent Events").

Our broker-dealer subsidiary occasionally utilizes available, uncommitted lines of credit, which approximate $100 million, with no annual facility fees to satisfy periodic, short-term liquidity needs. At March 31, 2005 and December 31, 2004, no borrowings were outstanding on these uncommitted lines of credit.

NOTE 7 DERIVATIVE FINANCIAL INSTRUMENTS

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133" and further amended by SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," states that, unless a derivative qualifies as a hedge, the gain or loss from a derivative instrument must be recorded into current earnings. Under SFAS No. 133, three types of hedges are recognized: fair value hedges, cash flow hedges, and hedges of a corporation's net investments in foreign operations.

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

As discussed in Note 6, in anticipation of the private placement debt issuance, the Company entered into a series of treasury rate lock transactions with an aggregate notional amount of $100 million. These treasury rate locks are accounted for as cash-flow hedges, as they hedged against the variability in future projected interest payments on the then-forecasted issuance of fixed rate debt (the private placement debt) attributable to changes in interest rates. The prevailing treasury rates had declined by the time of the private placement debt issuance and the locks were settled for a payment by the Company of $1.5 million. The Company has recorded this loss in "Accumulated Other Comprehensive Income/(Loss)" in the accompanying consolidated balance sheets, as the treasury rate locks were considered highly effective for accounting purposes in mitigating the interest rate risk on the forecasted debt issuance. Amounts accumulated in other comprehensive loss were to be reclassified into earnings commensurate with the recognition of the interest expense on the newly issued debt. (See Note 9, "Subsequent Events"). At March 31, 2004, the unamortized loss on the treasury rate lock transactions was approximately $1.1 million. During the three months ended March 31, 2005, the Company reclassified approximately $71,000 of the loss on the treasury rate lock transactions into interest expense.

Also as discussed in Note 6, the Company entered into a series of interest rate swap transactions. The Company entered into forward-starting interest rate swap transactions as hedges against changes in a portion of the fair value of the private placement debt. Under the agreements, payments were to be exchanged at specified intervals based on fixed and floating interest rates. All of the interest rate swap transactions were designated as fair value hedges to mitigate the changes in fair value of the hedged portion of the private placement debt. The Company determined that these interest rate swap transactions qualified for treatment under the short-cut method of SFAS No. 133 of measuring effectiveness. All of these interest rate swap transactions were cancelled. The cancellation of these interest rate swap transactions resulted in a total gain to the Company of $8.1 million. These gains were being amortized over the term of the private placement debt, lowering the effective interest rate of the private placement debt. (See Note 9, "Subsequent Events"). The amortization of the gains resulting from the cancellation of these interest rate swap transactions is reflected in "Interest Expense" on the accompanying consolidated statements of income. Approximately $0.4 million of these gains have been amortized as a reduction to interest expense for the three months ended March 31, 2005.

Included in "Investments" on the accompanying consolidated balance sheet as of March 31, 2005 and December 31, 2004, are certain swap agreements that have not been designated as hedging instruments. These swaps are being used to re-create certain fixed-income indices for purposes of establishing new fixed-income products that may be offered to investors in the future. At March 31, 2005, the notional values and related expiration dates of these swap agreements were $2.0 million of positions expiring in August 2005 and $2.0 million of positions expiring in September 2005. At December 31, 2004, the notional values and related expiration dates of these swap agreements were as follows: $2.0 million of positions expiring in August 2005 and $2.6 million of positions expiring in September 2009. For the three months ended March 31, 2005, the net change in the fair value of these instruments totaled approximately $13,000, of which approximately $6,000 was realized as a gain upon the termination of the $2.6 million of positions expiring in in September 2009, with the remaining $7,000 reflected as an unrealized gain in "Other Income/(Expense)" in the accompanying consolidated statement of income. As there were no such swap agreements during the three months ended March 31, 2004, there are no unrealized gains/(losses) in the accompanying consolidated statements of income for the three months ended March 31, 2004.

Also included in on the accompanying consolidated balance sheet as of March 31, 2005 and December 31, 2005 are certain swap agreements and futures contracts that have not been designated as hedging instruments. The swap agreements and futures contracts are being used to mitigate overall market risk of certain recently incubated product portfolios. At March 31, 2005 the fair value of these open non-hedging derivatives was approximately $459,000, of which approximately $475,000 is reflected in "Other Assets" and approximately $16,000 is reflected in "Other Short-Term Liabilities" on the accompanying consolidated balance sheet. At December 31, 2004 the fair value of the open non-hedging derivatives was approximately $66,000 and is reflected in "Other Short-Term Liabilities" on the accompanying consolidated balance sheet. The fair value adjustment resulted in a gain of approximately $526,000, of which $154,000 was realized, with the remainder reflected in unrealized gains in the accompanying consolidated statement of income for the three months ended March 31, 2005.

NOTE 8 RETIREMENT PLANS

On December 23, 2003, the Financial Accounting Standards Board ("FASB") released a revised version of SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The revised version of SFAS No. 132 includes new interim disclosure requirements regarding components of net periodic benefit cost as well as estimated contributions. The following table presents the components of the net periodic retirement plans' benefit costs for the three months ended March 31, 2005 and March 31, 2004, respectively:

                                             Three Months             Three Months
                                         Ended March 31, 2005     Ended March 31, 2004
                                        ----------------------   ----------------------
                                          Total       Post-        Total       Post-
                                         Pension    Retirement    Pension    Retirement
                                        ---------   ----------   ---------   ----------
Service Cost                            $ 392,750   $  63,000    $ 453,000   $  52,000

Interest Cost                             450,500     128,250      442,000     116,000

Expected Return on Assets                (541,000)          -     (514,000)          -
Amortization of:
   Unrecognized Transition Obligation           -           -            -           -

   Unrecognized Prior Service Cost              -     (66,250)       2,000     (66,000)

   Unrecognized (Gain)/Loss                31,500      14,750       54,000       5,000
                                        ---------   ---------    ---------   ---------

Total                                   $ 333,750   $ 139,750    $ 437,000   $ 107,000
                                        =========   =========    =========   =========

The Company does not expect to make any contributions during 2005 for its pension plans. For its postretirement benefit plan, the Company expects to contribute a total of $491,000 during 2005; for the first three months of 2005, the Company has contributed approximately $133,830.

NOTE 9 SUBSEQUENT EVENTS

SALE OF THE ST. PAUL TRAVELERS COMPANIES, INC.'S OWNERSHIP INTEREST IN NUVEEN INVESTMENTS On April 6, 2005, The St. Paul Travelers Companies, Inc. ("STA") agreed to sell 39.3 million shares of Nuveen Investments' common stock in a secondary underwritten public offering at $34.00 per share. This sale was completed on April 7, 2005.

In addition, the Company agreed to repurchase $600 million of Nuveen Investments common shares directly from STA at a price of $32.98 per share, or approximately
18.2 million shares. The repurchase of these shares is being completed through two steps - a $200 million (6.0 million shares) repurchase was completed on April 7, 2005, and a $400 million forward purchase (plus interest) will settle later this year. The entire $600 million repurchase has been recorded by Nuveen Investments as if it were completed in its entirety on April 7, 2005. As such, effective April 7, 2005, Nuveen Investments had approximately 75.9 million basic shares of common stock outstanding for the purpose of computing earnings per share.

Concurrent with the secondary offering, STA sold to Merrill Lynch and Morgan Stanley on a forward basis approximately 11 million shares of Nuveen Investments, Inc. common stock which will underlie, and be deliverable by Merrill Lynch and Morgan Stanley upon maturity of, new mandatorily exchangeable debt obligations of Merrill Lynch and Morgan Stanley that are linked to the Nuveen shares. This sale of Nuveen shares will settle later this year.

Upon the closing of the secondary offering, the company was no longer a subsidiary of STA and prior to year end substantially all of STA's ownership interest will have been sold.

BRIDGE DEBT FACILITY

On April 1, 2005, Nuveen Investments entered into a $750 million Bridge Credit Agreement with Citigroup. The maturity date of this credit agreement is March 31, 2006. Borrowings under this facility bear an interest rate, at Nuveen's option, of either LIBOR or the Federal Funds rate plus a spread equal to 0.335% to 0.470% based on Nuveen Investments' leverage, with such applicable spread increasing by 0.25% on September 30, 2005 and by an additional 0.25% on December 31, 2005. This Bridge Credit Agreement requires Nuveen Investments to pay a facility fee quarterly in arrears in an annual amount ranging from 0.09% to 0.13%, depending on Nuveen's leverage ratio, and, when applicable, a utilization fee. The Company used approximately $300 million of the amount available under the facility to prepay the holders of the Company's 4.22% senior unsecured notes due September 19, 2008, and it intends to use up to $450 million of the amount available under the facility to repurchase shares of its capital stock owned by STA. Borrowings under the Bridge Credit Agreement may be used only for these purposes.

REPAYMENT OF PRIVATE PLACEMENT DEBT

On April 6, 2005, the Company made borrowings under the Bridge Credit Agreement and repaid the entire $300 million of 4.22% senior unsecured notes due September 19, 2008 (the "private placement debt"). The Company also paid approximately $1.5 million in accrued interest. Under terms of the private placement debt, no "make-whole premium" amounts were due.

As a result of the early repayment of the private placement debt, the Company has accelerated the recognition of the remaining unamortized deferred gains and losses resulting from various hedging activity associated with the private placement debt (see Note 7, "Derivative Financial Instruments"). At March 31, 2005, the total remaining unamortized gains/losses related to the private placement debt were: approximately $6.2 million of gains from the cancellation of interest rate swap agreements (discussed in Note 7, "Derivative Financial Instruments"); approximately $1.5 million of unamortized private placement fees; and approximately $1.1 million of unamortized losses from the treasury rate locks (also discussed in Note 7, "Derivative Financial Instruments"). The total net resulting gain of approximately $3.7 million will be recorded in the second quarter of 2005.

                          PART I. FINANCIAL INFORMATION
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                                 MARCH 31, 2005

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

In addition to investment advisory fees, we have two other sources of revenue:
(1) performance fees and (2) distribution and underwriting revenue. Performance fees are earned when investment performance on certain institutional accounts and hedge funds exceeds a contractual threshold. These fees are recognized only at the performance measurement date contained in the individual account management agreement. Distribution revenue is earned when certain funds are sold to the public through financial advisors. Correspondingly, distribution revenue will rise and fall with the level of our sales of mutual fund products. Underwriting fees are earned on the initial public offerings of our exchange-traded funds. The level of underwriting fees earned in any given year will fluctuate depending on the number of new funds offered, the size of the funds offered and the extent to which we participate as a member of the syndicate group underwriting the fund.

Sales of our products, and our profitability, are directly affected by many variables, including investor preferences for equity, fixed-income or other investments, the availability and attractiveness of competing products, market performance, continued access to distribution channels, changes in interest rates, inflation, and income tax rates and laws.

RECENT EVENTS

On April 6, 2005, The St. Paul Travelers Companies, Inc. ("STA") agreed to sell
39.3 million shares of Nuveen Investments' common stock in a secondary underwritten public offering at $34.00 per share. This sale was completed on April 7, 2005.

In addition, the Company agreed to repurchase $600 million of Nuveen Investments common shares directly from STA at a price of $32.98 per share, or approximately
18.2 million shares. The repurchase of these shares is being completed in two steps - a $200 million (6.0 million shares) repurchase was completed on April 7, 2005, and a $400 million forward purchase (plus interest) will settle later this year. The entire $600 million repurchase has been recorded by Nuveen Investments as if it were completed in its entirety on April 7, 2005. As such, effective April 7, 2005, Nuveen Investments had approximately 75.9 million basic shares of common stock outstanding for the purpose of computing earnings per share.

Concurrent with the secondary offering, STA sold to Merrill Lynch and Morgan Stanley on a forward basis approximately 11 million shares of Nuveen Investments, Inc. common stock which will underlie, and be deliverable by Merrill Lynch and Morgan Stanley upon maturity of, new mandatorily exchangeable debt obligations of Merrill Lynch and Morgan Stanley that are linked to the Nuveen shares. This sale of Nuveen shares will settle later this year.

Upon the closing of the secondary offering, the company was no longer a subsidiary of STA and prior to year end substantially all of STA's ownership interest will have been sold.

RELEVANT EVENTS

Effective April 1, 2004, the Company began expensing the cost of stock options per the fair value recognition provisions of Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation." The retroactive restatement method described in SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure" was adopted and the results for prior years have been restated. Compensation cost recognized is the same as that which would have been recognized had the fair value method of SFAS No. 123 been applied from its original effective date. Prior to April 1, 2004, the Company accounted for stock option plans under the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations.

SUMMARY OF OPERATING RESULTS

The table presented below highlights the results of our operations for the first quarters of 2005 and 2004:

FINANCIAL RESULTS SUMMARY
COMPANY OPERATING STATISTICS
(in millions, except per share amounts)

QUARTER ENDED MARCH 31,                  2005          2004      % change
-----------------------              -----------   -----------   --------
Gross sales of investment products   $     7,682   $     6,092      26%
Net flows of investment products           4,297         3,797      13
Assets under management (1) (2)          118,505       100,923      17
Operating revenues                         134.9         119.7      13
Operating expenses                          65.8          58.0      14
Pre-tax income                              69.9          61.9      13
Net income                                  43.2          37.9      14
Basic earnings per share                     .46           .41      12
Diluted earnings per share                   .44           .39      13
Dividends per share                          .18           .15      20

(1) At period end.

(2) Excludes defined portfolio assets under surveillance.

RESULTS OF OPERATIONS

The following discussion and analysis contains important information that should be helpful in evaluating our results of operations and financial condition, and should be read in conjunction with the consolidated financial statements and related notes.

Gross sales of investment products (which include new managed accounts, deposits into existing managed accounts and the sale of open-end and exchange-traded fund shares) for the quarter ended March 31, 2005 and 2004 are shown below:

GROSS INVESTMENT PRODUCT SALES
(in millions)

QUARTER ENDED MARCH 31,              2005      2004
-----------------------              ----      ----
   Exchange-Traded Funds            $ 1,414   $ 1,023
   Mutual Funds                         702       390
   Retail Managed Accounts            3,684     3,716
   Institutional Managed Accounts     1,882       963
                                    -------   -------
        Total                       $ 7,682   $ 6,092
                                    =======   =======

First quarter gross sales increased 26% year over year, reaching $7.7 billion. Retail and institutional managed account sales were $5.6 billion, up 19% versus sales in the first quarter of last year. The largest driver of the increase was a $1.1 billion increase in value-style equity managed account sales. Exchange-traded fund sales were $1.4 billion up 38% versus the first quarter of last year. During the first quarter of the current year we raised just over $1.2 billion in our second equity option strategy fund and another $0.2 billion in our first Tax Advantaged Floating Rate Fund. Mutual Fund gross sales increased nearly 80% driven by an increase in municipal mutual fund sales which were up more than 50% driven by our municipal high yield fund.

Net flows of investment products for first quarters of 2005 and 2004 are shown below:

NET FLOWS
(in millions)

QUARTER ENDED MARCH 31,              2005      2004
-----------------------              ----      ----
   Exchange-Traded Funds            $ 1,424   $ 1,034
   Mutual Funds                         350        45
   Retail Managed Accounts            1,195     2,212
   Institutional Managed Accounts     1,328       506
                                    -------   -------
         Total                      $ 4,297   $ 3,797
                                    =======   =======

Net flows for the quarter were positive across all product categories, totaling $4.3 billion, an increase of 13% versus the prior year. Strong retail and institutional managed account flows driven by our value account sales were the main driver of the increase. Within the retail managed account category, value-style flows of $3.1 billion and municipal-style flows of $0.4 billion were partially offset by growth-style net out flows of $1.0 billion.

The following table summarizes net assets under management:

NET ASSETS UNDER MANAGEMENT (1)
(in millions)

                                 MARCH 31,   DECEMBER 31,   MARCH 31,
                                   2005         2004          2004
                                 ---------   ------------   ---------
Exchange-Traded Funds             $ 51,050     $ 50,216      $ 48,620
Mutual Funds                        12,887       12,680        12,438
Retail Managed Accounts             37,715       36,975        28,587
Institutional Managed Accounts      16,853       15,582        11,278
                                  --------     --------      --------
     Total                        $118,505     $115,453      $100,923
                                  ========     ========      ========

(1) Excludes defined portfolio product assets under surveillance

Assets under management ended the quarter at just under $119 billion, an increase of 17% versus assets under management at the end of the first quarter of 2004 and an increase of 3% versus assets under management at the end of the prior year. At March 31, 2005, 49% of our assets were in municipal-style products, 38% in equity-style products and 13% in taxable fixed-income style products.

The components of the change in our assets under management were as follows:

NET ASSETS UNDER MANAGEMENT(1)
(in millions)

QUARTER ENDED                           MARCH 31, 2005   MARCH 31, 2004
-------------                           --------------   --------------
Beginning Assets Under Management         $ 115,453        $  95,356
   Gross Sales                                7,682            6,092
   Reinvested Dividends                          62               72
   Redemptions                               (3,447)          (2,367)
                                          ---------        ---------
      Net Flows into Managed Assets           4,297            3,797
   Appreciation/(Depreciation)               (1,245)           1,770
                                          ---------        ---------
Ending Assets Under Management            $ 118,505        $ 100,923
                                          =========        =========

(1) Excludes defined portfolio product assets under surveillance

Assets were up $3.1 billion versus the end of the year as net flows for the quarter of $4.3 billion were partially offset by market depreciation of $1.2 billion. Equity depreciation was $0.5 billion, municipal depreciation $0.6 billion and other fixed income depreciation was $0.2 billion.

Investment advisory fee income, net of sub-advisory fees and expense reimbursements, is shown in the following table:

INVESTMENT ADVISORY FEES
(in thousands)

QUARTER ENDED MARCH 31,      2005        2004
-----------------------    --------    --------
Exchange-Traded Funds      $ 61,151    $ 58,989
Mutual Funds                 16,384      16,147
Managed Accounts             53,674      37,219
                           --------    --------
     Total                 $131,209    $112,355
                           ========    ========

Advisory fees increased 17% for the quarter driven by an increase in fees across all product lines. Fees on managed accounts increased due mainly to an increase in fees on value and municipal accounts as a result of an increase in assets under management, while fees on our growth accounts declined slightly as a result of a decline in assets under management.

Product distribution revenue for the three-month periods ended March 31, 2005 and 2004 is shown in the following table:

PRODUCT DISTRIBUTION
(in thousands)

QUARTER ENDED MARCH 31,    2005      2004
-----------------------   ------    ------
Exchange-Traded Funds     $1,441    $1,216
Muni/Fund Preferred(R)     1,151       820
Mutual Funds                 211       391
                          ------    ------
     Total                $2,803    $2,427
                          ======    ======

Product distribution revenue increased $0.4 million for the quarter. Exchange-traded fund underwriting revenue increased as a result of an increase in the number of offerings in the first quarter of 2005, while Muni/Fund Preferred(R) revenue increased as a result of an increase in the number of preferred shares outstanding. Mutual fund distribution revenue declined slightly as a result of an increase in commissions paid to distributors on high dollar value sales.

PERFORMANCE FEES/OTHER REVENUE

Performance fees/other revenue consists of performance fees earned on institutional assets managed by Symphony and various fees earned in connection with services provided on behalf of our defined portfolio assets under surveillance. The decrease in this area of $4.1 million for the first quarter of 2005 is due to a decline in Symphony performance fees of $3.7 million. This decline was coupled with a decline in fees earned on defined portfolio assets under surveillance as a result of a decline in the overall level of defined portfolio assets due to our exiting of this business in early 2002.

OPERATING EXPENSES

The following table summarizes operating expenses for the three-month periods ended March 31, 2005 and 2004:

OPERATING EXPENSES
(in thousands)

QUARTER ENDED MARCH 31,                  2005        2004
-----------------------                 -------     -------
    Compensation and benefits           $43,038     $36,651
    Advertising and promotional costs     2,669       3,019
    Occupancy and equipment costs         5,400       4,813
    Amortization of intangible assets     1,273       1,299
    Travel and entertainment              1,686       1,863
    Outside and professional services     5,829       5,446
    Other operating expenses              5,950       4,874
                                        -------     -------
         Total                          $65,845     $57,965
                                        =======     =======

    As a % of Operating Revenues           48.8%       48.4%

SUMMARY

Operating expenses for the quarter increased 14% due mainly to increases in compensation and benefits and other operating expenses. Although operating expenses increased overall, as a percentage of operating revenue, they remained fairly stable.

COMPENSATION AND BENEFITS

Compensation and related benefits for the first quarter of 2005 increased $6.4 million due to an increase in base compensation as a result of new positions and salary increases, an increase in option expense, and an increase in overall incentive compensation due to the Company's higher profit level.

OCCUPANCY AND EQUIPMENT COSTS

Occupancy and equipment costs increased $0.6 million due to an increase in leased space in California for NWQ.

ALL OTHER OPERATING EXPENSES

All other operating expenses, including advertising and product promotion, outside and professional services, amortization of intangible assets, travel and entertainment, fund organization costs and other expenses increased approximately $0.9 million, due mainly to additional minority interest expense which results from key employees having purchased a non-controlling member interest in NWQ at the time of the acquisition. Given the growth in NWQ's business, the portion associated with the non-controlling member interest (minority interest) also grows.

OTHER INCOME/(EXPENSE)

Other income/(expense) includes investment and other income and interest expense. Investment and other income is comprised primarily of dividends and interest income from investments, realized gains and losses on investments and miscellaneous income, including gain or loss on the disposal of property.

The following is a summary of Other Income/(Expense) for the quarters ended March 31, 2005 and 2004:

OTHER INCOME/(EXPENSE)
(in thousands)

QUARTER ENDED MARCH 31,                2005       2004
-----------------------              -------    -------
    Gains/(Losses) on Investments    $ 1,915    $ 3,293
    Miscellaneous Income/(Expense)       (57)      (448)
                                     -------    -------
         Total                       $ 1,858    $ 2,845
                                     =======    =======

Total other income/(expense) declined $1.0 million in the first quarter of 2005 compared to the first quarter of 2004, as a decline in investment gains for the quarter was partially offset by a decline in miscellaneous expense.

NET INTEREST EXPENSE

The following is a summary of Net Interest Expense for the quarters ended March 31, 2005 and 2004:

NET INTEREST EXPENSE
(in thousands)

QUARTER ENDED MARCH 31,               2005       2004
-----------------------             -------    -------
    Dividend and Interest Revenue   $ 2,266    $   634
    Interest Expense                 (3,255)    (3,280)
                                    -------    -------
         Total                      $  (989)   $(2,646)
                                    =======    =======

Total net interest expense declined $1.7 million in the first quarter of 2005 compared to the first quarter of 2004, due to an increase in interest earned on available cash and interest earned on consolidated fund investments.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (Revised 2004), "Share-Based Payment" ("SFAS No. 123R"). SFAS No. 123R is a revision of SFAS No. 123, and supersedes APB Opinion No. 25 and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. SFAS No. 123R is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. While the Company currently follows SFAS No. 123, resulting in the recognition of option expense in the accompanying consolidated statements of income, the adoption of SFAS No. 123R will require the use of a slightly different method of accounting for forfeitures beginning in 2006. This change in methodology will not have a material impact on the Company's consolidated financial statements.

CAPITAL RESOURCES, LIQUIDITY
AND FINANCIAL CONDITION

SENIOR NOTES

On September 19, 2003, the Company issued $300 million of senior unsecured notes (the "private placement debt"). Proceeds from the private placement debt were used to refinance existing debt and for general corporate purposes. These notes carried a fixed coupon rate of 4.22%, payable semi-annually, were issued at 100% of par, were unsecured and were prepayable at any time in whole or in part. These notes were originally scheduled to mature on September 19, 2008, but were repaid subsequent to March 31, 2005 (see Note 9 to the Consolidated Financial Statements, "Subsequent Events"). In connection with the prepayment of our private placement debt, the Company paid an amount equal to par plus accrued interest and no "make whole" was applicable.

BANK CREDIT FACILITIES

The Company also has a line of credit with a group of banks. This $250 million credit line is divided into two equal facilities: one with a three-year term that expires in August of 2006, and one with a term of 364 days that was scheduled to expire in August of 2005. Proceeds from borrowings under this facility may be used for day-to-day cash requirements and general corporate purposes including acquisitions, share repurchases and asset purchases. The rate of interest payable under the agreement is, at the Company's option, a function of one of various floating rate indices. The agreement requires the Company pay a facility fee at an annual rate of a range of 0.10% to 0.15% of the committed amount for the three-year facility and a range of 0.09% to 0.13% of the committed amount for the 364-day facility. At March 31, 2005 and 2004, there were no amounts outstanding under this line of credit.

Subsequent to March 31, 2005 the Company terminated the 364-day line of credit and amended the three-year line of credit to permit the borrowings under a new bridge financing agreement and the use of those borrowings as described below (see Note 9 to the Consolidated Financial Statements, "Subsequent Events").

In April 2005, the Company entered into a $750 million Bridge Credit Agreement with Citigroup. The maturity date of this credit agreement is March 31, 2006. Borrowings under this facility bear an interest rate, at Nuveen's option, of either LIBOR or the Federal Funds rate plus a spread equal to 0.335% to 0.470% based on Nuveen Investments' leverage, with such applicable spread increasing by 0.25% on September 30, 2005 and by an additional 0.25% on December 31, 2005. This Bridge Credit Agreement requires Nuveen Investments to pay a facility fee quarterly in arrears in an annual amount ranging from 0.09% to 0.13%, depending on Nuveen's leverage ratio, and, when applicable, a utilization fee. The Company used approximately $300 million of the amount available under the bridge facility to prepay the private placement debt and used approximately $150 million to repurchase its common shares from STA. The Company expects to use an additional $300 million of the amount available under the bridge facility to complete the repurchase of its capital stock from STA later this year. Borrowings under the Bridge Credit Agreement may be used only for these purposes.

In addition to the above facilities, our broker/dealer subsidiary occasionally utilizes available, uncommitted lines of credit with no annual facility fees, which approximate $100 million, to satisfy periodic, short-term liquidity needs. As of March 31, 2005 and 2004, no borrowings were outstanding on these uncommitted lines of credit.

REFINANCING OF BRIDGE FACILITY

The Company expects to refinance its borrowings under the bridge facility prior to the end of 2005 with proceeds from a new debt issuance. The new debt may be publicly or privately issued, and it is not possible to predict the specific terms that will be available to the Company. The Company expects the new debt to have a term of at least five years and expects the interest payable on the new debt to exceed the rate payable under the bridge facility, given its longer term. There can be no assurance that the bridge facility will be re-financed on favorable terms.

EQUITY AND DIVIDENDS

As part of the NWQ acquisition, key employees purchased a non-controlling, member interest in NWQ Investment Management Company, LLC. The non-controlling interest of approximately $0.4 million as of March 31, 2005, is reflected in minority interest on the consolidated balance sheets. This purchase allows management to participate in profits of NWQ above specified levels beginning January 1, 2003. During the three months ended March 31, 2005, we recorded approximately $1.4 million of minority interest expense, which reflects the portion of profits applicable to the minority shareholders. Beginning in 2004 and continuing through 2008, the Company has the right to purchase the non-controlling members' respective interests in NWQ. On March 2, 2005, the Company exercised its right to call 100% of the Class 3 minority members' interests for $24.7 million. Of the total amount paid, approximately $22.5 million was recorded as goodwill with the remainder being recorded as a return of capital.

At March 31, 2005, we held in treasury 26,792,457 shares of Class A common stock acquired in open market transactions. During the first quarter of 2005, the Company repurchased 96,500 Class A common stock shares in open market transactions. As part of a share repurchase program approved on August 9, 2002, we are authorized to purchase up to 7.0 million shares of Class A common stock. As of March 31, 2005, the remaining authorization covered 2.3 million shares.

During the first quarter of 2005, we paid out dividends on common shares totaling approximately $16.9 million.

BROKER/DEALER

Our broker/dealer subsidiary is subject to requirements of the Securities and Exchange Commission relating to liquidity and capital standards (See Note 4 to Consolidated Financial Statements, "Net Capital Requirement.")

LIQUIDITY

Management believes that cash provided from operations and borrowings available under its uncommitted and committed credit facilities will provide the Company with sufficient liquidity to meet its working capital needs, planned capital expenditures, future contractual obligations and payment of its anticipated quarterly dividend.

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

FORWARD-LOOKING INFORMATION AND RISKS

From time to time, information we provide or information included in our filings with the SEC (including Management's Discussion and Analysis of Financial Condition and Results of Operations and the Notes to Consolidated Financial Statements in this Form 10-Q) may contain statements that are not historical facts, but are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or future financial performance and reflect management's expectations and opinions. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "could," "would," "should," "expect," "plan," "anticipate," "intend," "believe," "estimate," "predict," or "potential," or comparable terminology. These statements are only predictions, and our actual future results may differ significantly from those anticipated in any forward-looking statements due to numerous known and unknown risks, uncertainties and other factors. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed below and elsewhere in this report. These factors may not be exhaustive, and we cannot predict the extent to which any factor, or combination of factors, may cause actual results to differ materially from those predicted in any forward-looking statements. We undertake no responsibility to update publicly or revise any forward-looking statements.

Risks, uncertainties and other factors that pertain to our business and the effects of which may cause our assets under management, earnings, revenues, profit margins, and/or our stock price to decline include: (1) the effects of the substantial competition that we, like all market participants, face in the investment management business, including competition for continued access to the brokerage firms' retail distribution systems and "wrap fee" managed account programs where the loss of such access would cause a resulting loss of assets;
(2) the adverse effects of declines in securities markets on our assets under management and future offerings; (3) the adverse effects of increases in interest rates from their present levels on the net asset value of our assets under management that are invested in fixed-income securities and the magnifying effect such increases in interest rates may have on our leveraged closed-end exchange-traded funds; (4) the adverse effects of poor investment performance by our managers or declining markets resulting in redemptions, loss of clients, and declines in asset values; (5) our failure to comply with contractual requirements and/or guidelines in our client relationships, which could result in losses that the client could seek to recover from us and in the client withdrawing its assets from our management; (6) the competitive pressures on the management fees we charge; (7) our failure to comply with various government regulations such as the Investment Advisers Act and the Investment Company Act of 1940 and other federal and state securities laws that impose, or may in the future impose, numerous obligations on investment firms and the Securities Exchange Act of 1934 and other federal and state securities laws and the rules of National Association of Securities Dealers that impose, or may in the future impose, numerous obligations on our broker-dealer Nuveen Investments, LLC, where the failure to comply with such requirements could cause the SEC or other regulatory authorities to institute proceedings against our investment advisers and/or broker-dealer and impose sanctions ranging from censure and fines to termination of an investment adviser or broker-dealer's registration and otherwise prohibiting an adviser from serving as an adviser; (8) our reliance on revenues from investment management contracts that are subject to annual renewal by the independent board of trustees overseeing the related funds according to their terms; (9) the loss of key employees that could lead to loss of assets;
(10) burdensome regulatory developments brought in response to perceived industry-wide regulatory violations, including possible government regulation of the amount and level of fees charged by investment advisers; (11) the impact of recent accounting pronouncements; (12) the effect of increased leverage on us as a result of our incurring indebtedness in connection with the stock repurchase transaction and the stock repurchase forward transaction; and (13) unforeseen developments in litigation involving the securities industry or the Company.

                          PART I. FINANCIAL INFORMATION
       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                                 MARCH 31, 2005

MARKET RISK

The following information, and information included elsewhere in this report, describe the key aspects of certain financial instruments that have market risk.

INTEREST RATE SENSITIVITY

As of March 31, 2005, all of our long-term debt was at a fixed interest rate. However, we have periodically entered into receive-fixed, pay-floating interest rate swap agreements (refer to Note 7 to the Consolidated Financial Statements, "Derivative Financial Instruments" for further information). These agreements effectively increased our exposure to fluctuations in interest rates. However, at March 31, 2005, there were no open interest rate swap agreements utilized to hedge the long-term debt. A change in interest rates on our fixed debt has no impact on interest incurred or cash flow, but would have an impact on the fair value of the debt. We estimate that a 100 basis point (1%) increase in interest rates from the levels at March 31, 2005 and 2004, would have resulted in a net decrease in the fair value of our debt of approximately $9 million and $12 million, at March 31, 2005 and 2004, respectively.

Our investments consist primarily of Company-sponsored managed investment funds that invest in a variety of asset classes. Additionally, the Company periodically invests in new advisory accounts (incubation funds) to establish a performance history prior to a potential product launch. Company-sponsored funds and accounts are carried on our consolidated financial statements at fair market value and are subject to the investment performance of the underlying sponsored fund or account. Any unrealized gain or loss is recognized upon the sale of the investment. The carrying value of the Company's investments in fixed-income funds or accounts, which expose us to interest rate risk, was approximately $45 million and $5 million at March 31, 2005 and 2004, respectively. We estimate that a 100 basis point (1%) increase in interest rates from the levels at March 31, 2005 would have resulted in a net decrease of approximately $2 million in the fair value of the fixed income investments at March 31, 2005. We estimate that a 100 basis point movement from the levels at March 31, 2004, would have resulted in an immaterial change in the fair value of the fixed income investments at March 31, 2004.

Also included in investments at March 31, 2005, are certain swap agreements and futures contracts that are sensitive to changes in interest rates. The futures contracts and swap agreements are being used to mitigate overall market risk related to our investments in certain incubated product portfolios. The fair value of these instruments totaled approximately $0.5 million at March 31, 2005. There were no such instruments at March 31, 2004. We estimate that a 100 basis point (1%) increase in interest rates from the levels at March 31, 2005 would have resulted in a net increase in the fair value of the open derivatives of $2 million.

EQUITY MARKET SENSITIVITY

As discussed above in the interest rate sensitivity section, we invest in certain Company-sponsored managed investment funds and accounts that invest in a variety of asset classes. The carrying value of the Company's investments in funds and accounts subject to equity price risk is approximately $31 million and $27 million, at March 31, 2005 and 2004, respectively. As of March 31, 2005 and 2004, we estimate that a

10% adverse change in equity prices would have resulted in decreases of approximately $3 million and $3 million, respectively, in the fair value of our equity securities. The model to determine sensitivity assumes a corresponding shift in all equity prices.

An adverse movement in the equity prices of our holdings in privately held companies cannot be easily quantified as our ability to realize returns on investment depends on the investees' ability to raise additional capital and/or derive cash inflows from continuing operations.

                         ITEM 4. CONTROLS AND PROCEDURES

Effective as of March 31, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chairman and Chief Executive Officer, President, and Senior Vice President, Finance, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, the Company's Chairman and Chief Executive Officer, President, and Senior Vice President, Finance concluded that the Company's disclosure controls and procedures are effective and no changes are required at this time. In connection with management's evaluation, pursuant to the Exchange Act Rule 13a-15(d), no changes during the quarter ended March 31, 2005 were identified that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      As previously disclosed in Nuveen's Report on Form 10-K for 2004, the Company's subsidiary Symphony Asset Management was advised in January 2005 that the SEC staff was reviewing performance fees paid by an unaffiliated family of mutual funds to the sub-advisers of such funds. Symphony had served as a sub-advisor to one of the funds in this unaffiliated fund family (the "Fund") from 1995 to May 2001, prior to the Company's acquisition of Symphony in July 2001. Although the SEC staff acknowledged that it was not investigating Symphony and was not claiming that Symphony had done anything wrong, it believed that Symphony may have been overpaid by the Fund, based on incorrect fee calculations made by the unaffiliated advisor to the Fund.

      In response, Symphony retained outside counsel to represent it in this matter and reviewed the facts surrounding the fee calculations as well as the terms of the agreements among Symphony, the Fund and the adviser to the Fund. At the time the sub-advisory agreement was entered into, Symphony received representations from the Fund and the adviser to the Fund that the performance fee arrangements complied with legal requirements.

      At the end of March 2005, after discussions with legal representatives of Symphony and the other sub-advisors to the fund family, the SEC staff told us that it plans to defer to the Board of Directors of the Fund to review the situation and reach a reasonable settlement with the various sub-advisors, including Symphony, taking into account the sub-advisor's costs of providing investment management services to the Fund, including a reasonable profit, and the investment management fees charged to similar accounts. Based on this information, we do not expect that the completion of this review process with the Board of Directors of the Fund will result in any material liability for the Company.

      From time to time in the ordinary course of business, the Company is involved in legal matters such as disputes with employees or customers. There are currently no such significant matters.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                      ISSUER PURCHASES OF EQUITY SECURITIES

                                                                           (c) Total    (d) Maximum
                                                                             Number        Number
                                                                           of Shares     of Shares
                                                                           Purchased      that May
                                                 (a) Total                 as Part of      Yet Be
                                                   Number    (b) Average    Publicly     Purchased
                                                 of Shares   Price Paid    Announced     Under the
Period                                           Purchased    per Share     Program       Program
------                                           ---------   -----------   ----------   -----------
Share purchases prior to January 1, 2005 under
current repurchase program:                      4,588,312    $   28.61    4,588,312     2,411,688

January 1, 2005 - January 31, 2005                  96,500    $   37.84       96,500     2,315,188
February 1, 2005 - February 28, 2005                     -            -            -     2,315,188
March 1, 2005 - March 31, 2005                           -            -            -     2,315,188
                                                 ---------    ---------    ---------     ---------
        Total                                    4,684,812    $   37.84    4,684,812     2,315,188
                                                 ---------    ---------    ---------     ---------

      As part of a share repurchase program approved on August 9, 2002, we are authorized to purchase up to 7.0 million shares of Class A common stock. As of March 31, 2005, there are approximately 2.3 million shares that may yet be purchased under the share repurchase program.

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

   3.3 Amendment to Restated Certificate of Incorporation of the Company (Exhibit 3.1(b) to the Company's Form 10-K for year ended December 31, 2002).

   3.4 Certificate of Ownership and Merger (Exhibit 3.1(c) to the Company's Form 10-K for year ended December 31, 2002).

   3.5 Amended and Restated By-Laws of the Company (Exhibit 3.2 to the Company's Form 10-K for year ended December 31, 1993).

   10.1 Repurchase Agreement by and between the Company and The St. Paul Travelers Companies, Inc., dated as of March 29, 2005 (Exhibit 10.1 to the Company's Form 8-K dated March 29, 2005).

   10.2 Separation Agreement by and between the Company and The St. Paul Travelers Companies, Inc., dated as of April 1, 2005 (Exhibit 10.2 to the Company's Form 8-K dated March 29, 2005).

   10.3 Bridge Credit Agreement among the Company, the several financial institutions from time to time party thereto as banks, and Citicorp North America, Inc., as administrative agent, dated as of April 1, 2005 (Exhibit 10.1 to the Company's Form 8-K dated April 1, 2005).

   10.4 First Amendment to 3-Year Revolving Credit Agreement and Waiver, among the Company and certain financial institutions party thereto as lenders, dated as of April 4, 2005 (Exhibit 10.2 to the Company's Form 8-K dated April 1, 2005).

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

                                    NUVEEN INVESTMENTS, INC.
                                    (Registrant)

DATE: May 9, 2005                   By /s/ John P. Amboian
                                    --------------------------------------------
                                    John P. Amboian
                                    President

DATE: May 9, 2005                   By /s/ Margaret E. Wilson
                                    --------------------------------------------
                                    Margaret E. Wilson
                                    Senior Vice President, Finance
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