Form 10-Q
period 2005-06-30
NUVEEN INVESTMENTS INC
filed 2005-08-04
CIK 885708

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2005

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.) Yes [X[ No [ ]

      At August 2, 2005, there were 76,189,639 shares of the Company's Class A Common Stock outstanding, $0.01 par value.

                            NUVEEN INVESTMENTS, INC.

                                TABLE OF CONTENTS

                                                                                                                        Page No.
                                                                                                                        --------
PART I. FINANCIAL INFORMATION

   ITEM 1. FINANCIAL STATEMENTS

        Consolidated Balance Sheets (Unaudited), June 30, 2005 and December 31, 2004                                        3

        Consolidated Statements of Income (Unaudited), Three Months Ended June 30, 2005 and 2004 Six Months Ended
            June 30, 2005 and 2004                                                                                          4

        Consolidated Statement of Changes in Common Stockholders' Equity (Unaudited), Six Months Ended June 30, 2005        5

        Consolidated Statements of Cash Flows (Unaudited), Six Months Ended June 30, 2005 and 2004                          6

        Notes to Consolidated Financial Statements (Unaudited)                                                              7

   ITEM 2

        Management's Discussion and Analysis of Financial Condition and Results of Operations                              15

   ITEM 3

        Quantitative and Qualitative Disclosures About Market Risk                                                         28

   ITEM 4

        Controls and Procedures                                                                                            29

PART II. OTHER INFORMATION

   Item 1 through Item 6                                                                                                   30

   Signatures                                                                                                              34

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                            NUVEEN INVESTMENTS, INC.

                           CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                            JUNE 30,   DECEMBER 31,
                                                                                                              2005         2004
                                                                                                          ------------ ------------
ASSETS
   Cash and cash equivalents                                                                              $   106,613  $   209,360
   Management and distribution fees receivable                                                                 50,457       50,902
   Other receivables                                                                                           27,332       18,754
   Furniture, equipment, and leasehold improvements, at cost less accumulated depreciation and
        amortization of $54,969 and $51,942, respectively                                                      31,048       27,694
   Investments                                                                                                123,000      138,820
   Goodwill                                                                                                   572,311      549,811
   Other intangible assets, at cost less accumulated amortization of $17,839 and $15,293, respectively         50,852       53,398
   Current taxes receivable                                                                                       836            -
   Other assets                                                                                                32,101       22,854
                                                                                                          -----------  -----------
                                                                                                          $   994,550  $ 1,071,593
                                                                                                          ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Short-Term Obligations:
        Loans payable                                                                                     $   362,000  $         -
        Accounts payable                                                                                       15,829       14,429
        Current taxes payable                                                                                       -        4,255
        Accrued compensation and other expenses                                                                37,974       67,311
        Due on forward contract                                                                               400,000            -
        Other short-term liabilities                                                                           19,227        8,788
                                                                                                          -----------  -----------
            Total short-term obligations                                                                      835,030       94,783
                                                                                                          -----------  -----------

   Long-Term Obligations:
        Notes payable                                                                                     $         -  $   305,047
        Deferred compensation                                                                                  35,779       34,547
        Deferred income tax liability, net                                                                     25,659       23,959
        Other long-term liabilities                                                                            25,783       25,177
                                                                                                          -----------  -----------
            Total long-term obligations                                                                        87,221      388,730
                                                                                                          -----------  -----------

   Total liabilities                                                                                          922,251      483,513

Minority interest                                                                                               3,240        2,602

Common stockholders' equity:
   Class A Common stock, $0.01 par value;  160,000,000 shares authorized;                                       1,056          476
        105,629,680 and 47,586,266 shares issued at June 30, 2005 and December 31, 2004, respectively
   Class B Common stock, $0.01 par value; 80,000,000 shares authorized;                                           153          733
        15,281,800 and 73,325,214 shares issued at June 30, 2005 and December 31, 2004, respectively
   Additional paid-in capital                                                                                 225,364      215,102
   Retained earnings                                                                                          924,251      854,549
   Unamortized cost of restricted stock awards                                                                (20,515)         (77)
   Accumulated other comprehensive income/(loss)                                                                  822          892
                                                                                                          -----------  -----------
                                                                                                            1,131,131    1,071,675
   Less common stock held in treasury, at cost (44,762,449 and 28,006,208 shares, respectively)            (1,062,072)    (486,197)
                                                                                                          -----------  -----------
        Total common stockholders' equity                                                                      69,059      585,478
                                                                                                          -----------  -----------
                                                                                                          $   994,550  $ 1,071,593
                                                                                                          ===========  ===========

See accompanying notes to consolidated financial statements.

                            NUVEEN INVESTMENTS, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                                    UNAUDITED
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                        JUNE 30,                  JUNE 30,
                                                                 ----------------------    ----------------------
                                                                   2005          2004         2005       2004
                                                                 ---------    ---------    ---------    ---------
Operating revenues:
         Investment advisory fees from assets under management   $ 135,363    $ 115,345    $ 266,572    $ 227,700
         Product distribution                                        2,440        1,833        5,243        4,260
         Performance fees/other revenue                              1,088        3,235        1,944        8,147
                                                                 ---------    ---------    ---------    ---------
               Total operating revenues                            138,891      120,413      273,759      240,107

Operating expenses:
         Compensation and benefits                                  44,034       39,233       87,071       75,884
         Advertising and promotional costs                           3,070        3,121        5,739        6,141
         Occupancy and equipment costs                               5,181        4,776       10,581        9,589
         Amortization of intangible assets                           1,273        1,273        2,546        2,572
         Travel and entertainment                                    2,095        2,089        3,780        3,951
         Outside and professional services                           6,477        5,800       12,306       11,245
         Minority interest expense                                   1,406          468        2,813          938
         Other operating expenses                                    7,489        4,949       12,034        9,354
                                                                 ---------    ---------    ---------    ---------
               Total operating expenses                             71,025       61,709      136,870      119,674

Other income/(expense)                                               2,826        2,380        4,685        5,225

Net interest expense                                                (4,418)      (2,338)      (5,407)      (4,984)
                                                                 ---------    ---------    ---------    ---------
Income before taxes                                                 66,274       58,746      136,167      120,674

Income taxes                                                        25,317       22,767       52,016       46,818
                                                                 ---------    ---------    ---------    ---------
Net income                                                       $  40,957    $  35,979    $  84,151    $  73,856
                                                                 =========    =========    =========    =========
Average common and common equivalent shares outstanding:
         Basic                                                      78,238       92,609       85,955       92,738
                                                                 =========    =========    =========    =========
         Diluted                                                    82,580       95,494       90,704       95,900
                                                                 =========    =========    =========    =========
Earnings per common share:
         Basic                                                   $    0.52    $    0.39    $    0.98    $    0.80
                                                                 =========    =========    =========    =========
         Diluted                                                 $    0.50    $    0.38    $    0.93    $    0.77
                                                                 =========    =========    =========    =========

See accompanying notes to consolidated financial statements.

                            NUVEEN INVESTMENTS, INC.
        CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY
                                    UNAUDITED
                                 (IN THOUSANDS)

                                                                               UNAMORTIZED    ACCUMULATED
                                   CLASS A  CLASS B    ADDITIONAL               COST OF         OTHER
                                    COMMON   COMMON     PAID-IN    RETAINED    RESTRICTED    COMPREHENSIVE   TREASURY
                                    STOCK    STOCK      CAPITAL    EARNINGS   STOCK AWARDS   INCOME/(LOSS)     STOCK        TOTAL
Balance at December 31, 2004       $   476  $    733   $ 215,102  $ 854,549   $       (77)     $     892    $  (486,197)  $ 585,478
  Net income                                                         84,151                                                  84,151
  Cash dividends paid                                               (30,535)                                                (30,535)
  Conversion of B shares to A          580      (580)                                                                             -
  Purchase of treasury stock                                                                                   (603,652)   (603,652)
  Compensation expense on options                          7,939                                                              7,939
  Exercise of stock options                               (3,394)     3,536                                      17,789      17,931
  Grant of restricted stock                                          12,550       (23,177)                       10,627           -
  Forfeit of restricted stock                                                         639                          (639)          -
  Amortization of restricted
       stock awards                                                                 2,100                                     2,100
  Tax effect of options exercised                          5,717                                                              5,717
  Other comprehensive income                                                                        (70)                        (70)
                                   -------  --------   ---------  ---------   -----------      --------     -----------   --------
Balance at June 30, 2005           $ 1,056  $    153   $ 225,364  $ 924,251   $   (20,515)     $    822     $(1,062,072)  $ 69,059
                                   =======  ========   =========  =========   ===========      ========     ===========   ========


Comprehensive Income (in 000s):                                                          6 ME 6/30/05
-------------------------------                                                          ------------
Net income...........................................................................      $84,151
Other comprehensive income:
  Unrealized gains/(losses) on marketable equity securities, net of tax..............         (819)
  Reclassification adjustments for realized gains/(losses)...........................         (390)
  Amortization of terminated cash flow hedge.........................................        1,141
  Foreign currency translation adjustment............................................           (2)
                                                                                           -------
      Subtotal:  other comprehensive income                                                    (70)
                                                                                           -------
                                       Comprehensive Income                                $84,081
                                                                                           =======

Change in Shares Outstanding (in 000s):                                                  6 ME 6/30/05
---------------------------------------                                                  ------------
Shares outstanding at the beginning of the year......................................       92,905
Shares issued under equity incentive and other incentive plans.......................        1,550
Shares acquired......................................................................      (18,289)
Forfeit of restricted stock..........................................................          (17)
                                                                                           -------
Shares outstanding at June 30, 2005..................................................       76,149
                                                                                           =======

See accompanying notes to consolidated financial statements.

                            NUVEEN INVESTMENTS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                 (IN THOUSANDS)

                                                                                 SIX MONTHS ENDED JUNE 30,
                                                                                 -------------------------
                                                                                   2005           2004
                                                                                 ----------     ---------
Cash flows from operating activities:
       Net income                                                                $  84,151      $ 73,856
       Adjustments to reconcile net income to net cash
            provided from operating activities:
               Deferred income taxes                                                 2,474         1,255
               Depreciation of office property, equipment and leaseholds             4,157         3,852
               Loss on sale of fixed assets                                            417             -
               Amortization of intangible assets                                     2,546         2,572
               Amortization of debt related costs, net                              (3,906)         (207)
               Compensation expense on options and restricted stock                 10,039         8,272
       Net (increase) decrease in assets:
               Management and distribution fees receivable                             445        11,596
               Other receivables                                                    (8,578)       (7,503)
               Other assets                                                         (4,343)       (6,609)
       Net increase (decrease) in liabilities:
               Accrued compensation and other expenses                             (29,296)      (16,539)
               Deferred compensation                                                 1,232         3,478
               Current taxes payable                                                (5,091)       (8,318)
               Accounts payable                                                      1,400         3,228
               Other liabilities                                                     8,954        (1,876)
       Other, consisting primarily of the tax effect of options exercised           (2,248)        5,888
                                                                                 ---------      --------
                                  Net cash provided from operating activities       62,353        72,945
                                                                                 ---------      --------

Cash flows from financing activities:
       Forward purchase                                                            400,000             -
       Repayment of notes payable                                                 (300,000)            -
       Loans payable                                                               362,000             -
       Dividends paid                                                              (30,535)      (30,616)
       Proceeds from stock options exercised                                        17,931        14,365
       Acquisition of treasury stock                                              (603,652)      (32,359)
       Net private placement related items                                               -         2,404
                                                                                 ---------      --------
                                  Net cash used for financing activities          (154,256)      (46,206)
                                                                                 ---------      --------

Cash flows from investing activities:
       Net purchase of office property and equipment                                (7,943)       (2,094)
       Proceeds from sales of investment securities                                 27,422         1,003
       Purchases of investment securities                                           (5,614)       (5,249)
       Contingent consideration for Symphony acquisition                                 -        (1,379)
       Repurchase of NWQ minority members' interests                               (24,675)      (15,424)
       Other, consisting primarily of the change in other investments                  (34)        2,801
                                                                                 ---------      --------
                                  Net cash used for investing activities           (10,844)      (20,342)
                                                                                 ---------      --------

(Decrease)/increase in cash and cash equivalents                                  (102,747)        6,397

Cash and cash equivalents:
       Beginning of year                                                           209,360       161,584
                                                                                 ---------      --------
       End of period                                                             $ 106,613      $167,981
                                                                                 ---------      --------

Supplemental Information:
       Taxes paid                                                                $  48,927      $ 48,314
       Interest paid                                                             $  10,891      $  7,020


See accompanying notes to consolidated financial statements.

                            NUVEEN INVESTMENTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2005

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

In addition, the Company agreed to repurchase $600 million of Nuveen Investments' common shares directly from STA at a price of $32.98 per share, or approximately 18.2 million shares. The repurchase of these shares was completed through two steps - a $200 million (6.0 million shares) repurchase was completed on April 7, 2005, and a $400 million forward purchase (plus interest) was settled on July 28, 2005. The entire $600 million repurchase has been recorded by Nuveen Investments as if it were completed in its entirety on April 7, 2005. As such, effective April 7, 2005, Nuveen Investments had approximately 75.9 million shares of common stock outstanding for the purpose of computing basic earnings per share. Upon the closing of the secondary offering, the Company was no longer a majority-owned subsidiary of STA (see also Note 8, "Subsequent Events").

EXPENSING STOCK OPTIONS

Effective April 1, 2004, the Company began expensing the cost of stock options in accordance with the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." Under the fair value recognition provisions of SFAS No. 123, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the lesser of the options' vesting period or the related employee service period. A Black-Scholes option-pricing model was used to determine the fair value of each award at the time of the grant.

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

OTHER

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

NOTE 2 EARNINGS PER COMMON SHARE

The following table sets forth a reconciliation of net income and the weighted average common shares used in the basic and diluted earnings per share computations for the three-month and six-month periods ended June 30, 2005 and 2004.

       In thousands,                            For the three months ended
   except per share data              June 30, 2005                   June 30, 2004
   ---------------------      -----------------------------  ------------------------------
                                Net               Per-share    Net                Per-share
                              income     Shares      amount  income    Shares      amount
                              -------    ------   ---------  -------   ------     ---------
Basic EPS                     $40,957    78,238     $0.52    $35,979   92,609       $0.39
  Dilutive effect of:
     Deferred stock awards          -       464                    -      458
     Employee stock options         -     3,878                    -    2,427
                              -------    ------              -------   ------
Diluted EPS                   $40,957    82,580     $0.50    $35,979   95,494       $0.38

       In thousands,                             For the six months ended
   except per share data              June 30, 2005                  June 30, 2004
   ---------------------      -----------------------------  ------------------------------
                                Net               Per-share    Net                Per-share
                               income    Shares     amount    income   Shares      amount
                              -------    ------   ---------  -------   ------     ---------
Basic EPS                     $84,151    85,955     $0.98    $73,856   92,738       $0.80
  Dilutive effect of:
     Deferred stock awards          -       462                    -      455
     Employee stock options         -     4,287                    -    2,707
                              -------    ------              -------   ------
Diluted EPS                   $84,151    90,704     $0.93    $73,856   95,900       $0.77

Options to purchase 2,536,483 and 8,131,569 shares of the Company's common stock were outstanding at June 30, 2005 and 2004, respectively, but were not included in the computation of diluted earnings per share because the options' respective weighted average exercise prices of $37.97 and $27.98 per share were greater than the average market price of the Company's common shares during the applicable period.

As part of the sale of STA's ownership interest in Nuveen Investments, Class B common shares previously held by STA were converted to Class A common shares.

NOTE 3 NET CAPITAL REQUIREMENT

Nuveen Investments, LLC, the Company's wholly-owned broker/dealer subsidiary, is subject to the Securities and Exchange Commission Rule 15c3-1, the "Uniform Net Capital Rule," which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, as these terms are defined in the Rule, shall not exceed 15 to 1. At June 30, 2005, Nuveen Investments, LLC's net capital ratio was 0.95 to 1 and its net capital was approximately $23,788,980 which was $22,290,064 in excess of the required net capital of $1,498,916.

NOTE 4 GOODWILL AND INTANGIBLE ASSETS

The following table presents a reconciliation of activity in the balance of goodwill from December 31, 2004 to June 30, 2005 presented on our consolidated balance sheets (in thousands):

Goodwill
Balance at December 31, 2004                        $549,811
   Repurchase of NWQ Class 3 minority interests       22,500
                                                    --------
Balance at June 30, 2005                            $572,311
                                                    --------

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

SFAS No. 142, "Goodwill and Other Intangible Assets," requires an annual goodwill impairment test. The results of our last annual test indicated that, as of May 31, 2005, there was no indication of potential impairment of goodwill.

The following table presents gross carrying amounts and accumulated amortization amounts for intangible assets presented on our consolidated balance sheets at June 30, 2005 and December 31, 2004 (in thousands):

                                            At June 30, 2005          At December 31, 2004
                                            ----------------          --------------------
                                         Gross                        Gross
                                       Carrying      Accumulated    Carrying     Accumulated
Amortizable Intangible Assets           Amount      Amortization     Amount      Amortization
-----------------------------           ------      ------------     ------      ------------
Symphony-
    Customer relationships              $43,800        $ 8,779       $43,800       $ 7,668
    Internally developed software         1,622          1,270         1,622         1,107
    Favorable lease                         369            369           369           369
NWQ customer contracts                   22,900          7,421        22,900         6,149
                                        -------        -------       -------       -------
        Total                           $68,691        $17,839       $68,691       $15,293
                                        -------        -------       -------       -------

The projected amortization for the next five years is approximately $2.5 million for the remaining six months of 2005, and annual amortization of $5.0 million for 2006, and $4.8 million for each of 2007, 2008 and 2009.

      NOTE 5 DEBT

      At June 30, 2005 and December 31, 2004, debt on the accompanying consolidated balance sheets was comprised of the following (in 000's):

                                                    JUNE 30, 2005  DECEMBER 31, 2004
                                                    -------------  -----------------
Short-Term Obligations:
      Loans payable                                    $362,000                -
Long-Term Obligations:
      Private placement debt                                  -         $300,000
      Net unamortized private placement fees                  -           (1,568)
      Net unamortized gains on unwinding of swaps             -            6,615
                                                       --------         --------
               Total                                   $362,000         $305,047
                                                       ========         ========

      On September 19, 2003, the Company issued $300 million of senior unsecured notes (the "private placement debt"). These notes carried a fixed coupon rate of 4.22%, payable semi-annually, were issued at 100% of par, were unsecured, and were prepayable at any time in whole or in part. In the event of prepayment, the Company would pay an amount equal to par plus accrued interest plus a "make-whole premium," if applicable. Proceeds from the private placement debt were used to refinance existing debt and for general corporate purposes. These notes were originally scheduled to mature on September 19, 2008, but were repaid on April 6, 2005 with borrowings made under a new Bridge Credit Agreement (discussed below). At the time of the repayment, the Company also paid approximately $1.5 million in accrued interest. Under the terms of the private placement debt, no "make-whole premium" amounts were due. At December 31, 2004, the fair value of the outstanding private placement debt was $299.0 million. As a result of the repayment, there were no amounts outstanding at June 30, 2005.

      BRIDGE DEBT FACILITY

      On April 1, 2005, Nuveen Investments entered into a $750 million Bridge Credit Agreement with Citigroup. The maturity date of this credit agreement is March 31, 2006. Borrowings under this facility bear an interest rate, at Nuveen's option, of either LIBOR or the Federal Funds rate plus a spread equal to 0.335% to 0.470% based on Nuveen Investments' leverage, with such applicable spread increasing by 0.25% on September 30, 2005 and by an additional 0.25% on December 31, 2005. This Bridge Credit Agreement requires Nuveen Investments to pay a facility fee quarterly in arrears in an annual amount ranging from 0.09% to 0.13%, depending on Nuveen's leverage ratio, and, when applicable, a utilization fee. The Company used approximately $300 million of the amount available under the facility to prepay the holders of the Company's 4.22% senior unsecured notes due September 19, 2008. Of the remaining amount available under the Bridge Credit Agreement, the Company had used approximately $62 million by June 30, 2005, and during July 2005, did use an additional $348 million of the remaining amount available under the facility to fulfill its forward contract obligation to repurchase shares of its capital stock owned by STA (refer to Note 1, "Basis of Presentation" and Note 8, "Subsequent Events"). Borrowings under the Bridge Credit Agreement may be used only for these purposes. The estimated fair value of the outstanding loans payable approximates carrying value.

      OTHER

      The Company also has a line of credit with a group of banks. This line of credit, entered into on August 7, 2003, is a revolving credit line of $125 million and has a three-year term that expires in August 2006. Proceeds from borrowings under this facility may be used for fulfilling day-to-day cash requirements and general corporate purposes including acquisitions, share repurchases and asset purchases. The rate of interest payable under the agreement is, at the Company's option, a function of one of various floating rate indices. The agreement requires the Company to pay a facility fee at an annual rate of a range of 0.10% to 0.15% of the committed amount. At June 30, 2005 and December 31, 2004, there were no amounts outstanding under this line of credit.

      Our broker-dealer subsidiary occasionally utilizes available, uncommitted lines of credit, which approximate $100 million, with no annual facility fees to satisfy periodic, short-term liquidity needs. At June 30, 2005 and December 31, 2004, no borrowings were outstanding on these uncommitted lines of credit.

      NOTE 6 DERIVATIVE FINANCIAL INSTRUMENTS

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

      In August 2004, in anticipation of the private placement debt issuance, the Company entered into a series of treasury rate lock transactions with an aggregate notional amount of $100 million. These treasury rate locks were accounted for as cash-flow hedges, as they hedged against the variability in future projected interest payments on the then-forecasted issuance of fixed rate debt (the private placement debt) attributable to changes in interest rates. The prevailing treasury rates had declined by the time of the private placement debt issuance and the locks were settled for a payment by the Company of $1.5 million. The Company had recorded this loss in "Accumulated Other Comprehensive Income/(Loss)" in the accompanying consolidated balance sheets, as the treasury rate locks were considered highly effective for accounting purposes in mitigating the interest rate risk on the forecasted debt issuance. Amounts accumulated in other comprehensive loss were to be reclassified into earnings commensurate with the recognition of the interest expense on the private placement debt. At December 31, 2004, the remaining unamortized loss on treasury rate lock transactions was approximately $1.1 million. During the six months ended June 30, 2005 and 2004, the Company reclassified approximately $76,000 and $137,000, respectively, of the loss on the treasury rate lock transactions into interest expense. On April 6, 2005, the Company repaid the entire $300 million of private placement debt (refer to Note 5, "Debt"). As a result of the early repayment of the private placement debt, the Company has accelerated the recognition of the remaining unamortized deferred loss resulting from the treasury rate locks. At April 6, 2005, the total remaining unamortized loss from the treasury rate locks was $1.1 million. Due to the accelerated recognition of the deferred loss, at June 30, 2005, there was no remaining unamortized loss on treasury rate lock transactions.

      Also related to the private placement debt, the Company entered into a series of interest rate swap transactions. The Company entered into forward-starting interest rate swap transactions as hedges against changes in a portion of the fair value of the private placement debt. Under the agreements, payments were to be exchanged at specified intervals based on fixed and floating interest rates. All of the interest rate swap transactions were designated as fair value hedges to mitigate the changes in fair value of the hedged portion of the private placement debt. The Company determined that these interest rate swap transactions qualified for treatment under the short-cut method of SFAS No. 133 of measuring effectiveness. All of these interest rate swap transactions were cancelled. The cancellation of these interest rate swap transactions resulted in a total gain to the Company of $8.1 million. These gains were being amortized over the term of the private placement debt, lowering the effective interest rate of the private placement debt. The amortization of the gains resulting from the cancellation of these interest rate swap transactions is reflected in "Interest Expense" on the accompanying consolidated statements of income. Approximately $0.4 million and $0.4 million of these gains were amortized as a reduction to interest expense for the six months ended June 30, 2005 and 2004, respectively. As a result of the early repayment of the private placement debt, the Company has accelerated the recognition of the remaining unamortized gains resulting from the interest rate swap transactions. At April 6, 2005, the total remaining unamortized gain from the cancellation of interest rate swap agreements was $6.2 million. Due to the accelerated recognition of these gains, at June 30, 2005, there was no remaining unamortized gain on interest rate swap transactions.

      In addition to amortizing the deferred gains and losses on the derivative transactions, the Company was amortizing debt issuance costs related to the private placement debt. On April 6, 2005, there was a total of $1.5 million in unamortized private placement fees. Due to the repayment of the private placement debt, the recognition of these fees was also accelerated. The total net resulting gain from the acceleration of the treasury rate lock transactions, the cancellation of the interest rate swaps and the private placement fees was approximately $3.6 million. This gain was recorded as Miscellaneous Non-Operating Income in the second quarter of 2005.

      Included in "Investments" on the accompanying consolidated balance sheet as of June 30, 2005 and December 31, 2004, are certain swap agreements that have not been designated as hedging instruments. These swaps are being used to re-create certain fixed-income indices for purposes of establishing new fixed-income products that may be offered to investors in the future. At June 30, 2005, the notional values and related expiration dates of these swap agreements were $2.0 million of positions expiring in August 2005 and $2.0 million of positions expiring in September 2005. At December 31, 2004, the notional values and related expiration dates of these swap agreements were as follows: $2.0 million of positions expiring in August 2005 and $2.6 million of positions expiring in September 2009. For the six months ended June 30, 2005, the net change in the fair value of these instruments totaled approximately $13,000, of which approximately $6,000 was realized as a gain upon the termination of the $2.6 million of positions expiring in September 2009, with the remaining $7,000 reflected as an unrealized gain in "Other Income/(Expense)" in the accompanying consolidated statement of income. At June 30, 2005, the fair value of the open positions nets to zero.

      Also included in the accompanying consolidated balance sheet as of June 30, 2005 and December 31, 2004 are certain swap agreements and futures contracts that have not been designated as hedging instruments. The swap agreements and futures contracts are being used to mitigate overall market risk of certain recently created product portfolios that are not yet being marketed. At June 30, 2005 the fair value of these open non-hedging derivatives was approximately $926,400 and is reflected in "Other Short-Term Liabilities" on the accompanying consolidated balance sheet. At December 31, 2004 the fair value of the open non-hedging derivatives was approximately $66,000 and is reflected in "Other Short-Term Liabilities" on the accompanying consolidated balance sheet. The fair value adjustment resulted in a loss of approximately $860,400, of which approximately $14,000 was realized, with the remainder reflected in unrealized gains in the accompanying consolidated statement of income for the six months ended June 30, 2005.

      In anticipation of longer-term financing that will replace the Bridge Debt Facility (refer to Note 5, "Debt"), the Company entered into a series of treasury rate lock transactions with an aggregate notional amount of $550 million. These treasury rate locks were accounted for as cash-flow hedges, as they hedge against the variability in future projected interest payments on the forecasted issuance of fixed rate debt (the longer-term financing that will replace the Bridge Debt Facility) attributable to changes in interest rates. At June 30, 2005, the fair value of the open treasury rate lock transactions is approximately $4.9 million and is included in the accompanying consolidated balance sheet in both "Other Assets" as well as a corresponding offsetting liability in "Other Short-Term Liabilities."

      NOTE 7 RETIREMENT PLANS

      On December 23, 2003, the Financial Accounting Standards Board ("FASB") released a revised version of SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The revised version of SFAS No. 132 includes new interim disclosure requirements regarding components of net periodic benefit cost as well as estimated contributions. The following table presents the components of the net periodic retirement plans' benefit costs for the three months and six months ended June 30, 2005 and 2004, respectively:

                                             Three Months              Three Months
                                         Ended June 30, 2005        Ended June 30, 2004
                                      -------------------------   -----------------------
                                         Total        Post-           Total       Post-
                                        Pension     Retirement       Pension    Retirement
                                      -----------   -----------   -----------   ----------
Service Cost                          $   392,750   $    63,000   $   389,000   $  52,000
Interest Cost                             450,500       128,250       409,000     116,000

Expected Return on Assets                (541,000)            -      (523,000)          -
Amortization of:
     Unrecognized Prior Service Cost            -       (66,250)        1,000     (66,000)

     Unrecognized (Gain)/Loss              31,500        14,750        29,000       5,000
                                      -----------   -----------   -----------   ---------

Total                                  $  333,750   $   139,750   $   305,000   $ 107,000
                                      ===========   ===========   ===========   =========

                                              Six Months                 Six Months
                                         Ended June 30, 2005        Ended June 30, 2004
                                      -------------------------   -----------------------
                                         Total         Post-        Total          Post-
                                        Pension     Retirement      Pension      Retirement
                                      -----------   -----------   -----------   ---------
Service Cost                          $   785,500   $   126,000   $   842,000   $ 104,000

Interest Cost                             901,000       256,500       851,000     232,000

Expected Return on Assets              (1,082,000)            -    (1,037,000)          -
Amortization of:
     Unrecognized Prior Service Cost            -      (132,500)        3,000    (132,000)

     Unrecognized (Gain)/Loss              63,000        29,500        83,000      10,000
                                      -----------   -----------   -----------   ---------

Total                                 $   667,500   $   279,500   $   742,000   $ 214,000
                                      ===========   ===========   ===========   =========

      The Company is not required and does not expect to make any contributions during 2005 for its pension plans. For its postretirement benefit plan, the Company expects to pay out in total claims/contribute a total of $491,000 during 2005; for the first six months of 2005, the Company has paid out approximately $235,100.

      NOTE 8 SUBSEQUENT EVENTS

      On July 28, 2005 the $400 million forward purchase agreement with STA was settled using $348 million in additional borrowings under the Bridge Credit Agreement and cash on hand.

      On August 1, 2005 the Company announced an agreement to acquire Santa Barbara Asset Management, an investment manager with $2.8 billion of assets under management. Santa Barbara specializes in managing growth stock portfolios for institutions and high-net-worth investors. The Company will pay $50 million of consideration in cash for Santa Barbara. The transaction is expected to close within 60 days.

                         PART I. FINANCIAL INFORMATION
      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                                 JUNE 30, 2005

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

In addition, the Company agreed to repurchase $600 million of Nuveen Investments' common shares directly from STA at a price of $32.98 per share, or approximately 18.2 million shares. The repurchase of these shares was completed in two steps - a $200 million (6.0 million shares) repurchase was completed on April 7, 2005, and a $400 million forward purchase (plus interest) that settled on July 28, 2005. The entire $600 million repurchase has been recorded by Nuveen Investments as if it were completed in its entirety on April 7, 2005. As such, effective April 7, 2005, Nuveen Investments had approximately 75.9 million shares of common stock outstanding for the purpose of computing basic earnings per share.

Concurrent with the secondary offering, STA sold to Merrill Lynch and Morgan Stanley on a forward basis approximately 12 million shares of Nuveen Investments, Inc. common stock which will underlie, and be deliverable by Merrill Lynch and Morgan Stanley upon maturity of new mandatorily exchangeable debt obligations of Merrill Lynch and Morgan Stanley that are linked to the Nuveen shares.

Upon the closing of the secondary offering, the Company was no longer a majority-owned subsidiary of STA, and as of the end of July 2005, substantially all of STA's remaining ownership interest has been sold.

SUMMARY OF OPERATING RESULTS

The table presented below highlights the results of our operations for the three-month and six-month periods ended June 30, 2005 and 2004:

FINANCIAL RESULTS SUMMARY
COMPANY OPERATING STATISTICS
($ in millions, except per share amounts)

                                               FOR THE SECOND QUARTER OF     FOR THE FIRST SIX MONTHS OF
                                               2005      2004    % CHANGE    2005      2004    % CHANGE
                                             --------  --------  --------  --------  --------  ---------
Gross sales of investment products          $  6,456  $  5,988      8%     $ 14,138  $ 12,080      17%
Net flows of investment products               3,447     3,108     11         7,743     6,905      12
Assets under management (1)(2)               124,018   101,857     22       124,018   101,857      22
Operating revenues                             138.9     120.4     15         273.8     240.1      14
Operating expenses                              71.0      61.7     15         136.9     119.7      14
Income before net interest and taxes (3)        70.7      61.1     16         141.6     125.7      13
Net interest expense                             4.4       2.3     91           5.4       5.0       8
Income taxes                                    25.3      22.8     11          52.0      46.8      11
Net income                                      41.0      36.0     14          84.2      73.9      14
Basic earnings per share                        0.52      0.39     33          0.98      0.80      23
Diluted earnings per share                      0.50      0.38     32          0.93      0.77      21
Dividends per share                             0.18      0.18      -          0.36      0.33       9

(1)   At period end.

(2)   Excludes defined portfolio assets under surveillance.

(3) In addition to net income, income before net interest and taxes is reported to help the reader in assessing the results from operations relative to prior periods given the increased debt on our balance sheet - and the accompanying higher interest expense - as a result of a $600 million share repurchase.

RESULTS OF OPERATIONS

The following discussion and analysis contains important information that should be helpful in evaluating our results of operations and financial condition, and should be read in conjunction with the consolidated financial statements and related notes.

Gross sales of investment products (which include new managed accounts, deposits into existing managed accounts and the sale of open-end and closed-end exchange-traded fund shares) for the three-month and six-month periods ended June 30, 2005 and 2004 are shown below:

GROSS INVESTMENT PRODUCT SALES
(in millions)

                                  THREE MONTHS ENDED   SIX MONTHS ENDED
                                       JUNE 30,            JUNE 30,
                                  ------------------   ----------------
                                    2005       2004     2005      2004
                                  -------    -------   ------   -------
Closed-End Exchange-Traded Funds  $   560    $   512   $ 1,974  $ 1,535
Mutual Funds                          697        282     1,399      673
Retail Managed Accounts             3,376      3,466     7,060    7,181
Institutional Managed Accounts      1,823      1,728     3,705    2,691
                                  -------    -------   -------  -------
          Total                   $ 6,456    $ 5,988   $14,138  $12,080
                                  =======    =======   =======  =======

Second quarter gross sales increased 8%, year over year, to nearly $6.5 billion. Retail and institutional managed account sales were $5.2 billion, consistent with the level of sales in the second quarter of the prior year. Sales of exchange-traded funds were also consistent with sales in the second quarter of the prior year. Mutual fund sales increased $0.4 billion for the second quarter driven by sales of our High Yield Municipal Bond Fund.

Year-to-date sales increased $2.1 billion or 17%. Similar to the increase for the quarter, the year-to-date increase in mutual fund sales of 110% was driven mainly by sales of our High Yield Municipal Bond Fund. Institutional managed account sales increased $1.0 billion or 38% driven by increases across all styles with the exception of growth-style equity accounts which declined $0.1 billion. Closed-end exchange-traded fund sales were $2.0 billion year-to-date, up 29% versus the prior year. During the first half of the current year, we raised just over $1.2 billion in our Equity Premium Opportunity Fund, $0.3 billion in our Tax-Advantaged Floating-Rate Fund and $0.5 billion in our Equity Premium Advantage Fund.

Net flows of investment products for the three-month and six-month periods ended June 30, 2005 and 2004 are shown below:

NET FLOWS
(in millions)

                                  THREE MONTHS ENDED   SIX MONTHS ENDED
                                       JUNE 30,             JUNE 30,
                                  ------------------   -----------------
                                    2005       2004     2005      2004
                                  -------    -------   ------   -------
Closed-End Exchange-Traded Funds  $   576    $   518  $ 2,000  $ 1,552
Mutual Funds                          353       (207)     703     (162)
Retail Managed Accounts             1,248      1,749    2,443    3,962
Institutional Managed Accounts      1,270      1,048    2,597    1,553
                                  -------    -------  -------  -------
          Total                   $ 3,447    $ 3,108  $ 7,743  $ 6,905
                                  =======    =======  =======  =======

Net flows for the quarter totaled $3.4 billion, up $0.3 billion versus flows in the same quarter of the prior year. All product categories experienced net inflows for the period. Within the managed account product line, growth-style equity accounts experienced net outflows for the period which were more than offset by net inflows of municipal and value-style equity accounts.

Year-to-date net flows totaled $7.7 billion. Similar to the second quarter, all product lines experienced net inflows for the period.

The following table summarizes net assets under management:

NET ASSETS UNDER MANAGEMENT
(in millions)

                                  JUNE 30,   DECEMBER 31,   JUNE 30,
                                    2005        2004         2004
                                  --------   ------------   --------
Closed-End Exchange-Traded Funds  $ 52,534     $ 50,216     $ 47,262
Mutual Funds                        13,505       12,680       11,873
Retail Managed Accounts             39,695       36,975       30,303
Institutional Managed Accounts      18,284       15,582       12,419
                                  --------     --------     --------
     Total                        $124,018     $115,453     $101,857
                                  ========     ========     ========

Assets under management of nearly $124 billion on June 30, 2005 were 22% higher than the nearly $102 billion reported a year earlier and 7% higher than at the end of the year. During both timeframes asset growth was realized across all product categories.

The following table presents the component changes in our assets under management for the three-month and six-month periods ended June 30, 2005 and June 30, 2004:

CHANGE IN NET ASSETS UNDER MANAGEMENT
(in millions)

                               THREE MONTHS ENDED     SIX MONTHS ENDED
                                   JUNE 30,               JUNE 30,
                               ------------------    ------------------
                                 2005      2004        2005      2004
                               --------  --------    --------  --------
Gross Sales                    $  6,456  $  5,988    $ 14,138  $ 12,080
Reinvested Dividends                 92        82         153       154
Redemptions                      (3,101)   (2,962)     (6,548)   (5,329)
                               --------  --------    --------  --------
    Net Flows                     3,447     3,108       7,743     6,905
Appreciation/(Depreciation)       2,066    (2,175)        822      (404)
                               --------  --------    --------  --------
    Increase in Assets         $  5,513  $    933    $  8,565  $  6,501
                               ========  ========    ========  ========

For the three-month period ended June 30, 2005, the $5.5 billion increase in assets under management was driven by $3.4 billion in net flows coupled with $1.1 billion in fixed-income and $0.9 billion of equity market appreciation. For the six-month period ended June 30, 2005 net flows of $7.7 billion were coupled with $0.3 billion in fixed-income and $0.5 billion in equity market appreciation resulting in a net increase in assets under management of $8.6 billion.

Investment advisory fee income, net of sub-advisory fees and expense reimbursements, is shown in the following table:

INVESTMENT ADVISORY FEES
(in thousands)

                                     THREE MONTHS ENDED     SIX MONTHS ENDED
                                         JUNE 30,               JUNE 30,
                                     ------------------    ------------------
                                       2005      2004        2005      2004
                                     --------  --------    --------  --------
Closed-End Exchange-Traded Products  $ 62,137  $ 58,542    $123,288  $117,531
Mutual Funds                           17,133    15,461      33,565    31,608
Managed Accounts                       56,093    41,342     109,719    78,561
                                     --------  --------    --------  --------
             Total                   $135,363  $115,345    $266,572  $227,700
                                     ========= ========    ========  ========

Advisory fees for the quarter increased 17% for both the quarter and year-to-date due to an increase in management fee revenues across all product lines driven by an increase in assets under management. The increase in assets under management for all lines was the result of both net inflows and market appreciation. Within the managed account product line, management fee revenues increased on both value-style equity and municipal accounts while declining on our growth-style equity accounts.

Underwriting and distribution revenue for the three-month and six-month periods ended June 30, 2005 and 2004 is shown in the following table:

UNDERWRITING AND DISTRIBUTION REVENUE
(in thousands)

                                     THREE MONTHS ENDED     SIX MONTHS ENDED
                                          JUNE 30,              JUNE 30,
                                     ------------------    ------------------
                                       2005      2004        2005      2004
                                     --------  --------    --------  --------
Closed-End Exchange-Traded
Products                             $    887  $    226    $  2,328  $  1,442
Muni/Fund Preferred(R)                  1,315       923       2,466     1,743
Mutual Funds                              238       706         449     1,097
Defined Portfolios                          -       (22)          -       (22)
                                     --------  --------    --------  --------
     Total                           $  2,440  $  1,833    $  5,243  $  4,260
                                     ========  ========    ========  ========

Underwriting and distribution revenue increased for the quarter and year-to-date, driven by an increase in underwriting revenue on closed-end exchange-traded funds. Closed-end exchange-traded fund underwriting revenue for both the second quarter and year-to-date increased due to an increase in the number of offerings. Muni/Fund Preferred(R) revenue increased for both the quarter and year-to-date as a result of an increase in the number of preferred shares outstanding. Mutual fund distribution revenue declined as a result of an increase in commissions paid to distributors on high dollar value sales.

PERFORMANCE FEES/OTHER REVENUE

Performance fees/other revenue consists of performance fees earned on institutional assets managed by Symphony and various fees earned in connection with services provided on behalf of our defined portfolio assets under surveillance. The $2.1 million decline in this area for the second quarter of 2005 is due mainly to a decline in Symphony performance fees of $1.7 million. Year-to-date, Symphony performance fees declined $5.4 million versus the prior year. Additionally, fees earned on defined portfolio assets under surveillance declined as a result of a decline in the overall level of defined portfolio assets due to the exit of this business in early 2002.

OPERATING EXPENSES

The following table summarizes operating expenses for the three-month and six-month periods ended June 30, 2005 and 2004:

OPERATING EXPENSES
(in thousands)

                                               THREE MONTHS ENDED            SIX MONTHS ENDED
                                                   JUNE 30,                      JUNE 30,
                                               2005           2004           2005           2004
                                            ----------     ----------     ----------     ----------
Compensation and Benefits                   $   44,034     $   39,233     $   87,071     $   75,884
Advertising and Promotion                        3,070          3,121          5,739          6,141
Occupancy and Equipment                          5,181          4,776         10,581          9,589
Amortization of Intangibles                      1,273          1,273          2,546          2,572
Travel and Entertainment                         2,095          2,089          3,780          3,951
Outside/Professional Services                    6,477          5,800         12,306         11,245
Minority Interest Expense                        1,406            468          2,813            938
Other Operating Expenses                         7,489          4,949         12,034          9,354
                                            ----------     ----------     ----------     ----------
     Total                                  $   71,025     $   61,709     $  136,870     $  119,674
                                            ==========     ==========     ==========     ==========

% of Operating Revenue                            51.1%          51.2%          50.0%          49.8%

SUMMARY

Operating expenses increased 15% for the quarter and 14% year-to-date due mainly to increases in compensation and benefits, outside services and other operating expenses. Although operating expenses increased overall, on both a quarter and a year-to-date basis, expenses as a percentage of operating revenue were consistent with a year ago.

COMPENSATION AND BENEFITS

Base compensation for the quarter and year-to-date was up 16% and 17%, respectively, due to salary increases and headcount increases. Profit sharing expense increased 10% for both the quarter and year-to-date due to an increase in net income.

OCCUPANCY AND EQUIPMENT COSTS

Occupancy and equipment costs increased $0.4 million and $1.0 million for the second quarter and year-to-date, respectively, due to an increase in leased space in California for NWQ.

ADVERTISING AND PROMOTIONAL COSTS

Advertising and promotional expenditures for the quarter were consistent with the prior year while year-to-date expenditures decreased $0.4 million.

OUTSIDE AND PROFESSIONAL SERVICES

Outside and professional services increased $0.7 million for the quarter and $1.1 million year-to-date due mainly to an increase in electronic information expenses.

MINORITY INTEREST EXPENSE

Minority interest expense results from key employees having purchased a non-controlling member interest in NWQ at the time of the acquisition. Given the growth in NWQ's business, the value associated with the non-controlling member interest also has increased.

ALL OTHER OPERATING EXPENSES

All other operating expenses, including amortization of intangible assets, travel and entertainment, fund organization costs and other expenses increased approximately $2.5 million for both the quarter and year-to-date. The increase in this area is due mainly to the payment of a structuring fee of $1.6 million in the second quarter of 2005 related to the initial public offering of our Equity Premium Advantage closed-end exchange-traded fund.

OTHER INCOME/(EXPENSE)

Other income/(expense) includes realized gains and losses on investments and miscellaneous income, including gain or loss on the disposal of property.

The following is a summary of Other Income/(Expense) for the three-month and six-month periods ended June 30, 2005 and 2004:

OTHER INCOME/(EXPENSE)
(in thousands)

                                    THREE MONTHS ENDED            SIX MONTHS ENDED
                                         JUNE 30,                     JUNE 30,
                                     2005         2004          2005          2004
                                  ---------     ---------     ---------     ---------
Gains/(Losses) on Investments     $    (365)    $     (40)    $   1,549     $   3,253
Gains/(Losses) on Fixed Assets         (418)            -          (417)            -
Miscellaneous Income/(Expense)        3,609         2,420         3,553         1,972
                                  ---------     ---------     ---------     ---------
     Total                        $   2,826     $   2,380     $   4,685     $   5,225
                                  =========     =========     =========     =========

Total other income/(expense) for the second quarter of 2005 was $2.8 million. As a result of the early repayment of the private placement debt, the Company accelerated the recognition of unamortized deferred gains and losses resulting from various interest rate hedging activity associated with the private placement debt. This accelerated recognition resulted in $3.6 million of miscellaneous income for the quarter. Partially offsetting this income were $0.4 million in losses that resulted from the sale of investment securities and another $0.4 million in losses associated with the write-off of certain leasehold improvements. Other income/(expense) in the second quarter compares favorably to the $2.4 million gain recorded in the second quarter of the prior year related to the release of a customer reserve that was no longer required.

In addition to the $2.8 million in other income/(expense) recorded in the second quarter of 2005, year-to-date other income/(expense) also includes $1.9 million of gains recorded in the first quarter of the year on the sale of investment securities.

NET INTEREST EXPENSE

The following is a summary of Net Interest Expense for the three-month and six-month periods ended June 30, 2005 and 2004:

NET INTEREST EXPENSE
(in thousands)

                                  THREE MONTHS ENDED         SIX MONTHS ENDED
                                       JUNE 30,                  JUNE 30,
                                   2005         2004         2005         2004
                                 --------     --------     --------     --------
Dividend and Interest Revenue    $  2,356     $    460     $  4,621     $  1,093
Interest Expense                   (6,774)      (2,798)     (10,028)      (6,077)
                                 --------     --------     --------     --------
     Total                       $ (4,418)    $ (2,338)    $ (5,407)    $ (4,984)
                                 ========     ========     ========     ========

Total net interest expense increased $2.1 million in the second quarter of 2005 due to increased interest expense associated with the repurchase of shares from STA. Partially offsetting this increase was an increase in interest revenue due to dividends received during the second quarter of 2005 and interest earned on consolidated fund investments.

For the six-month period ended June 30, 2005 net interest expense rose only $0.4 million as the second quarter increase of $2.1 million was coupled with the decline in net interest expense in the first quarter of $1.7 million. The first quarter decline was the result of an increase in interest earned on available cash and interest earned on consolidated fund investments.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (Revised 2004), "Share-Based Payment" ("SFAS No. 123R"). SFAS No. 123R is a revision of SFAS No. 123, and supersedes APB Opinion No. 25 and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. SFAS No. 123R is effective beginning in the next fiscal year that begins after June 15, 2005. While the Company currently follows SFAS No. 123, resulting in the recognition of option expense in the accompanying consolidated statements of income, the adoption of SFAS No. 123R will require the use of a slightly different method of accounting for forfeitures beginning in 2006. This change in methodology will not have a material impact on the Company's consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, "Accounting for Changes and Error Corrections - a Replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS No. 154"). Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. The Company does not expect SFAS No. 154 to have a material impact on the Company's consolidated financial statements.

CAPITAL RESOURCES, LIQUIDITY
AND FINANCIAL CONDITION

SENIOR NOTES

On September 19, 2003, the Company issued $300 million of senior unsecured notes (the "private placement debt"). Proceeds from the private placement debt were used to refinance existing debt and for general corporate purposes. These notes carried a fixed coupon rate of 4.22%, payable semi-annually, were issued at 100% of par, were unsecured and were prepayable at any time in whole or in part. These notes were originally scheduled to mature on September 19, 2008, but were repaid on April 6, 2005 with borrowings made under a new Bridge Credit Agreement (discussed below). At the time of the repayment, the Company also paid approximately $1.5 million in accrued interest. Under the terms of the private placement debt, no "make-whole premium" amounts were due.

BANK CREDIT FACILITIES

The Company also has a line of credit with a group of banks. This $250 million credit line is divided into two equal facilities: one with a three-year term that expires in August of 2006, and one with a term of 364 days that was scheduled to expire in August of 2005. Proceeds from borrowings under this facility may be used for day-to-day cash requirements and general corporate purposes including acquisitions, share repurchases and asset purchases. The rate of interest payable under the agreement is, at the Company's option, a function of one of various floating rate indices. The agreement requires the Company pay a facility fee at an annual rate of a range of 0.10% to 0.15% of the committed amount for the three-year facility and a range of 0.09% to 0.13% of the committed amount for the 364-day facility. At June 30, 2005 and 2004, there were no amounts outstanding under this line of credit.

During the second quarter of 2005, the Company terminated the 364-day line of credit and amended the three-year line of credit to permit the borrowings under a new bridge financing agreement and the use of those borrowings as described below.

In April 2005, the Company entered into a $750 million Bridge Credit Agreement with Citigroup. The maturity date of this credit agreement is March 31, 2006. Borrowings under this facility bear an interest rate, at Nuveen's option, of either LIBOR or the Federal Funds rate plus a spread equal to 0.335% to 0.470% based on Nuveen Investments' leverage, with such applicable spread increasing by 0.25% on September 30, 2005 and by an additional 0.25% on December 31, 2005. This Bridge Credit Agreement requires Nuveen Investments to pay a facility fee quarterly in arrears in an annual amount ranging from 0.09% to 0.13%, depending on Nuveen's leverage ratio, and, when applicable, a utilization fee. Also in April, the Company used approximately $300 million of the amount available under the bridge facility to prepay the private placement debt and used approximately $62 million to repurchase its common shares from STA. The Company used an additional $348 million of the amount available under the bridge facility on July 28, 2005 to complete the repurchase of its capital stock from STA under the forward purchase contract. Borrowings under the Bridge Credit Agreement may be used only for these purposes.

In addition to the above facilities, our broker/dealer subsidiary occasionally utilizes available, uncommitted lines of credit with no annual facility fees, which approximate $100 million, to satisfy periodic, short-term liquidity needs. As of June 30, 2005 and 2004, no borrowings were outstanding on these uncommitted lines of credit.

REFINANCING OF BRIDGE FACILITY

The Company expects to refinance its borrowings under the bridge facility prior to the end of 2005 with proceeds from a new debt issuance. The new debt may be publicly or privately issued, and it is not possible to predict the specific terms that will be available to the Company. The Company expects the majority of the new debt to have a term of at least five years and expects the interest payable on the new debt to exceed the rate payable under the bridge facility, given its longer term. There can be no assurance that the bridge facility will be re-financed on favorable terms.

EQUITY AND DIVIDENDS

As part of the NWQ acquisition in 2002, key employees purchased a non-controlling, member interest in NWQ Investment Management Company, LLC. The non-controlling interest of approximately $0.4 million as of June 30, 2005, is reflected in minority interest on the consolidated balance sheets. This purchase allows management to participate in profits of NWQ above specified levels beginning January 1, 2003. During the three months and six months ended June 30, 2005, we recorded approximately $1.4 million and $2.8 million of minority interest expense, which reflects the portion of profits applicable to the minority shareholders. Beginning in 2004 and continuing through 2008, the Company has the right to purchase the non-controlling members' respective interests in NWQ. On March 2, 2005, the Company exercised its right to call 100% of the Class 3 minority members' interests for $24.7 million. Of the total amount paid, approximately $22.5 million was recorded as goodwill with the remainder being recorded as a return of capital.

At June 30, 2005, we held in treasury 44,762,449 shares of Class A common stock. During the second quarter of 2005, the Company repurchased 35 shares of Class A common stock in open market transactions as part of an on-going repurchase program and repurchased 18,192,843 shares directly from STA. As part of a share repurchase program approved on August 9, 2002, we are authorized to purchase up to 7.0 million shares of Class A common stock. As of June 30, 2005, the remaining authorization covered 2.3 million shares.

During the second quarter and first half of 2005, we paid out dividends on common shares totaling approximately $13.7 million and $30.5 million, respectively.

BROKER/DEALER

Our broker/dealer subsidiary is subject to requirements of the Securities and Exchange Commission relating to liquidity and capital standards (See Note 3 to Consolidated Financial Statements, "Net Capital Requirement").

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

                                  JUNE 30, 2005

MARKET RISK

The following information, and information included elsewhere in this report, describe the key aspects of certain financial instruments that have market risk.

INTEREST RATE SENSITIVITY

As of June 30, 2005, we had short-term debt under our Bridge Credit Agreement of $362 million. This facility bears an interest rate, at Nuveen's option, of either LIBOR or the Federal Funds rate plus a spread equal to 0.335% to 0.470% based on Nuveen Investments' leverage, with such applicable spread increasing by 0.25% on September 30, 2005 and by an additional 0.25% on December 31, 2005. We estimate that a 100 basis point increase in interest rates from the level at June 30, 2005 would result in a $1.8 million increase in interest expense for the remainder of the year, however it would have no impact on the fair value of the debt at June 30, 2005. At June 30, 2004 all of our long-term debt was at a fixed interest rate. A change in interest rates on our fixed debt would have had no impact on interest incurred or cash flow, but would have had an impact on the fair value of the debt. We estimate that a 100 basis point (1 percentage point) increase in interest rates from the levels at June 30, 2004 would have resulted in a net decrease in the fair value of our debt of approximately $11 million at June 30, 2004.

In anticipation of longer-term financing that will replace the Bridge Debt Facility, the Company entered into a series of treasury rate lock transactions with an aggregate notional amount of $550 million. These treasury rate locks were accounted for as cash-flow hedges, as they hedge against the variability in future projected interest payments on the forecasted issuance of fixed rate debt (the longer-term financing that will replace the Bridge Debt Facility) attributable to changes in interest rates. At June 30, 2005, if we had closed out the open treasury rate lock transactions, a payment by the Company of approximately $4.9 million would have been required. We estimate that a 100 basis point increase in interest rates from the levels at June 30, 2005 would result in a net payment to the Company of approximately $29 million, a net change of approximately $34 million. There were no open treasury rate lock transactions at June 30, 2004.

Our investments consist primarily of Company-sponsored managed investment funds that invest in a variety of asset classes. Additionally, the Company periodically invests in new advisory accounts (certain recently created product portfolios that are not yet being marketed) to establish a performance history prior to a potential product launch. Company-sponsored funds and accounts are carried on our consolidated financial statements at fair market value and are subject to the investment performance of the underlying sponsored fund or account. Any unrealized gain or loss is recognized upon the sale of the investment. The carrying value of the Company's investments in fixed-income funds or accounts, which expose us to interest rate risk, was approximately $44 million and $3 million at June 30, 2005 and 2004, respectively. We estimate that a 100 basis point (1 percentage point) increase in interest rates from the levels at June 30, 2005 would have resulted in a net decrease of approximately $1.7 million in the fair value of the fixed income investments at June 30, 2005. We estimate that a 100 basis point movement from the levels at June 30, 2004, would have resulted in an immaterial change in the fair value of the fixed income investments at June 30, 2004.

Also included in investments at June 30, 2005, are certain swap agreements and futures contracts that are sensitive to changes in interest rates. The futures contracts and swap agreements are being used to mitigate overall market risk related to our investments in certain incubated product portfolios. The fair value of these instruments totaled approximately $0.9 million at June 30, 2005. There were no such instruments at June 30, 2004. We estimate that a 100 basis point (1 percentage point) increase in interest rates from the levels at June 30, 2005 would have resulted in a net increase in the fair value of the open derivatives of $1.5 million.

EQUITY MARKET SENSITIVITY

As discussed above in the interest rate sensitivity section, we invest in certain Company-sponsored managed investment funds and accounts that invest in a variety of asset classes. The carrying value of the Company's investments in funds and accounts subject to equity price risk is approximately $37 million and $39 million, at June 30, 2005 and 2004, respectively. We estimate that a 10% adverse change in equity prices would have resulted in decreases of approximately $4 million in the fair value of our equity securities at both June 30, 2005 and 2004. The model to determine sensitivity assumes a corresponding shift in all equity prices.

An adverse movement in the equity prices of our holdings in privately held companies cannot be easily quantified as our ability to realize returns on investment depends on the investees' ability to raise additional capital and/or derive cash inflows from continuing operations.

                         ITEM 4. CONTROLS AND PROCEDURES

Effective as of June 30, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chairman and Chief Executive Officer, President, and Senior Vice President, Finance, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, the Company's Chairman and Chief Executive Officer, President, and Senior Vice President, Finance concluded that the Company's disclosure controls and procedures are effective and no changes are required at this time. In connection with management's evaluation, pursuant to the Exchange Act Rule 13a-15(d), no changes during the quarter ended June 30, 2005 were identified that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        As previously reported in the Company's Report on Form 10-K for 2004, a putative class action lawsuit was filed on January 10, 2005 (James Jacobs et al v Nuveen Investments, Inc. et al., No. 05 C0143 (N.D. Ill.)) in federal district court in Chicago by an individual purporting to be a shareholder of one open-end fund sponsored by Nuveen. The defendants included Nuveen Investments, Inc., Nuveen Institutional Advisory Corp. (merged into NAM as of 1/1/05), NWQ Investment Management Company, LLC, Rittenhouse Asset Management, Inc., Institutional Capital Corp, and the individual Nuveen fund directors, including Nuveen's Chairman and Chief Executive Officer Timothy R. Schwertfeger. Purporting to sue on behalf of investors in all Nuveen-sponsored open-end mutual funds with equity holdings, the plaintiff alleged that the defendants breached common law fiduciary duties, duties of care and Sections 36(a), 36(b) and 47(b) of the Investment Company Act of 1940 by failing to ensure that open-end funds participated in securities class action settlements for which these funds were eligible. The complaint contained no specific allegations that the Nuveen funds failed to participate in particular settlements but lists 136 settlements during the period from 1/10/2000 through 1/10/2005 and alleged that the funds failed to submit claims in some of those proceedings. The plaintiff claimed as damages disgorgement of fees paid to the investment advisers, compensatory damages, punitive damages, attorney's fees, and other unspecified relief. The defendants filed a motion to dismiss the complaint on March 14, 2005.

        By Memorandum Opinion and Order dated July 20, 2005, the court granted defendants' motion to dismiss the complaint, dismissing the plaintiff's federal claims under Sections 36(a), 36(b), and 47(b) with prejudice, and dismissing the plaintiff's common law or state law claims without prejudice. The Company has no information regarding whether the plaintiff intends to appeal the court's decision.

        As previously disclosed in the Company's Report on Form 10-Q for the first quarter of 2005, the Company's subsidiary Symphony Asset Management was advised in January 2005 that the SEC staff was reviewing performance fees paid by an unaffiliated family of mutual funds to the sub-advisers of such funds. Symphony had served as a sub-advisor to one of the funds in this unaffiliated fund family (the "Fund") from 1995 to May 2001, prior to the Company's acquisition of Symphony in July 2001. Although the SEC staff acknowledged that it was not investigating Symphony and was not claiming that Symphony had done anything wrong, it believed that Symphony may have been overpaid by the Fund, based on incorrect fee calculations made by the unaffiliated advisor to the Fund.

        In response, Symphony retained outside counsel to represent it in this matter and reviewed the facts surrounding the fee calculations as well as the terms of the agreements among Symphony, the Fund and the adviser to the Fund. At the time the sub-advisory agreement was entered into, Symphony received representations from the Fund and the adviser to the Fund that the operation of the Fund and its business complied with legal requirements.

        At the end of March 2005, after discussions with legal representatives of Symphony and the other sub-advisors to the fund family, the SEC staff told us that it plans to defer to the Board of Directors of the Fund to review the situation and reach a reasonable settlement with the various sub-advisors, including Symphony, and that the Fund Board could take into account the sub-advisor's costs of providing investment management services to the Fund, including a reasonable profit, and the investment management fees charged to similar accounts. Symphony has not yet met with the Fund Board to discuss this situation, however, we do not expect that the completion of this review process with the Board of Directors of the Fund will result in any material liability for the Company.

        From time to time in the ordinary course of business, the Company is involved in legal matters such as disputes with employees or customers. There are currently no such matters that the Company feels are material.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                      ISSUER PURCHASES OF EQUITY SECURITIES

                                                                            (c) Total     (d) Maximum
                                                                              Number         Number
                                                                            of Shares      of Shares
                                                                            Purchased       that May
                                                (a) Total                   as Part of      Yet Be
                                                  Number     (b) Average     Publicly      Purchased
                                                of Shares    Price Paid     Announced      Under the
                    Period                      Purchased     per Share      Program        Program
--------------------------------------------    ---------    -----------    ----------    -----------
Share purchases prior to April 1, 2005 under
current repurchase program:                     4,684,812     $  37.84       4,684,812     2,315,188

April 1, 2005 - April 30, 2005                         35        34.01              35     2,315,153
May 1, 2005 - May 31, 2005                              -            -               -     2,315,153
June 1, 2005 - June 30, 2005                            -            -               -     2,315,153
                                                ---------    ---------      ----------     ---------
        Total                                   4,684,847     $  37.84       4,684,847     2,315,153
                                                ---------    ---------      ----------     ---------

      As part of a share repurchase program approved on August 9, 2002, we are authorized to purchase up to 7.0 million shares of Class A common stock. As of June 30, 2005, there are approximately 2.3 million shares that may yet be purchased under the share repurchase program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At the Annual Meeting of Shareholders held on May 17, 2005, the eleven directors were elected for a one-year term expiring at the annual meeting to be held in 2006. The following seven individuals were elected directors by the vote of holders of the following number of shares of Class A and Class B Common Stock represented at the meeting, voting together as a single class:

        DIRECTOR                   FOR                WITHHELD            BROKER NON-VOTE
-----------------------        ----------            ---------            ---------------
Timothy R. Schwertfeger        89,886,050            2,845,582                   0
John P. Amboian                89,885,633            2,845,999                   0
Willard L. Boyd                91,505,951            1,225,681                   0
John L. Carl                   91,664,194            1,067,438                   0
W. John Driscoll               91,506,044            1,225,588                   0
Duane R. Kullberg              91,506,751            1,224,881                   0
Roderick A. Palmore            91,663,970            1,067,682                   0

      The following four individuals were elected as Class B directors by the vote of holders of the following number of shares of Class B Common Stock represented at the meeting, voting as a separate class:

CLASS B DIRECTOR                  FOR               WITHHELD            BROKER NON-VOTE
----------------              ----------            --------            ---------------
Jay S. Benet                  73,325,214               0                       0
Jay S. Fishman                73,325,214               0                       0
William H. Heyman             73,325,214               0                       0
Samuel G. Liss                73,325,214               0                       0

      The proposal to ratify the selection of KPMG LLP as independent auditors for the Company was approved by a vote of 92,341,686 shares in favor, 380,935 shares opposed and 9,011 shares abstaining.

      The proposal to ratify the Company's 2005 Equity Incentive Plan was approved by a vote of 80,489,477 shares in favor, 8,276,406 shares opposed and 3,965,749 shares abstaining.

      The proposal to ratify the Company's Executive Performance Plan was approved by a vote of 85,999,574 shares in favor, 2,766,309 shares opposed and 3,965,749 shares abstaining.

ITEM 5. OTHER INFORMATION

The next annual shareholder meeting for Nuveen Investments, Inc. has been set for Thursday, May 11, 2006 in Chicago, Illinois.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

a.) Exhibits. Certain of the following exhibits, as indicated parenthetically, were previously filed as exhibits to registration statements or reports filed by the Company with the Commission and are incorporated herein by reference to such statements or reports and made a part hereof. Exhibit numbers which are identified with an asterisk (*) have such documents filed herewith. See exhibit index on page E-1.

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

3.3 Amendment to Restated Certificate of Incorporation of the Company (Exhibit 3.1(b) to the Company's Form 10-K for year ended December 31, 2002).

3.4 Certificate of Ownership and Merger (Exhibit 3.1(c) to the Company's Form 10-K for year ended December 31, 2002).

3.5 Amended and Restated By-Laws of the Company (Exhibit 3.2 to the Company's Form 10-K for year ended December 31, 1993).

10.1 Repurchase Agreement by and between Nuveen Investments, Inc. and The St. Paul Travelers Companies, Inc., dated as of March 29, 2005 (Exhibit 10.1 to the Company's Form 8-K for the period March 29, 2005).

10.2 Separation Agreement by and between Nuveen Investments, Inc. and The St. Paul Travelers Companies, Inc., dated as of April 1, 2005 (Exhibit 10.2 to the Company's Form 8-K for the period March 29, 2005).

10.3 Bridge Credit Agreement among the Company, the several financial institutions from time to time party thereto as banks, and Citicorp North America, Inc., as administrative agent, Citibank Global Markets, Inc., as arranger, dated as of April 1, 2005 (Exhibit 10.1 to the Company's Form 8-K dated April 1, 2005).

10.4 First Amendment to 3-Year Revolving Credit Agreement and Waiver, among the Company and certain financial institutions party thereto as lenders, dated as of April 4, 2005 (Exhibit 10.2 to the Company's Form 8-K dated April 1,
      2005).

10.5 Underwriting Agreement among The St. Paul Travelers Companies, Inc., the Company, St. Paul Fire and Marine Insurance Company, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. Incorporated and the other several underwriters named therein as underwriters, dated as of April 6, 2005 (Exhibit 10.1 to the Company's Form 8-K dated April 6,
      2005).

10.6 Indemnity Agreement among The St. Paul Travelers Companies, Inc., the Company, Merrill Lynch & Co. Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated and Merrill Lynch International Limited, dated as of April 6, 2005 (Exhibit 10.2 to the Company's Form 8-K dated April 6, 2005).

10.7 Indemnity Agreement among The St. Paul Travelers Companies, Inc., the Company, Morgan Stanley, Morgan Stanley & Co. Incorporated, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. International Limited, dated as of April 6, 2005 (Exhibit 10.3 to the Company's Form 8-K dated April 6, 2005).

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

                                    NUVEEN INVESTMENTS, INC.
                                    (Registrant)

DATE: August 4, 2005                By /s/ John P. Amboian
                                    ----------------------
                                    John P. Amboian
                                    President

DATE: August 4, 2005                By /s/ Margaret E. Wilson
                                    -------------------------
                                    Margaret E. Wilson
                                    Senior Vice President, Finance
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