Form 10-Q
period 2005-09-30
NUVEEN INVESTMENTS INC
filed 2005-11-08
CIK 885708

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2005

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

                               Yes   X   No
                                   -----    -----

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

                               Yes   X   No
                                   -----    -----

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

                               Yes       No   X
                                   -----    -----

     At November 4, 2005, there were 77,265,883 shares of the Company's Class A Common Stock outstanding, $0.01 par value.

                            NUVEEN INVESTMENTS, INC.

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
PART I. FINANCIAL INFORMATION

   ITEM 1. FINANCIAL STATEMENTS

           Consolidated Balance Sheets (Unaudited),
              September 30, 2005 and December 31, 2004                      3

           Consolidated Statements of Income (Unaudited), Three
              Months Ended September 30, 2005 and 2004 Nine Months
              Ended September 30, 2005 and 2004                             4

           Consolidated Statement of Changes in Common Stockholders'
              Equity (Unaudited), Nine Months Ended
              September 30, 2005                                            5

           Consolidated Statements of Cash Flows (Unaudited), Nine
              Months Ended September 30, 2005 and 2004                      6

           Notes to Consolidated Financial Statements (Unaudited)           7

   ITEM 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          15

   ITEM 3. Quantitative and Qualitative Disclosures About Market Risk      28

   ITEM 4. Controls and Procedures                                         29

PART II. OTHER INFORMATION

   Item 1 through Item 6                                                   30

   Signatures                                                              33

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                            NUVEEN INVESTMENTS, INC.

                           CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                          SEPTEMBER 30,   DECEMBER 31,
                                                               2005           2004
                                                          -------------   ------------
ASSETS
   Cash and cash equivalents                               $    76,343     $  209,360
   Management and distribution fees receivable                  67,372         50,902
   Other receivables                                            23,494         18,754
   Furniture, equipment, and leasehold improvements,
      at cost less accumulated depreciation and
      amortization of $56,800 and $51,942, respectively         32,239         27,694
   Investments                                                 127,262        138,820
   Goodwill                                                    572,311        549,811
   Other intangible assets, at cost less accumulated
      amortization of $19,112 and $15,293, respectively         49,580         53,398
   Current taxes receivable                                      4,834             --
   Other assets                                                 26,116         22,854
                                                           -----------     ----------
                                                           $   979,551     $1,071,593
                                                           ===========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Short-Term Obligations:
      Loans payable                                        $   140,000     $       --
      Accounts payable                                          15,743         14,429
      Current taxes payable                                         --          4,255
      Accrued compensation and other expenses                   63,888         67,311
      Other short-term liabilities                              11,713          8,788
                                                           -----------     ----------
         Total short-term obligations                          231,344         94,783
                                                           -----------     ----------

   Long-Term Obligations:
      Notes payable                                        $        --     $  305,047
      Senior term notes                                        544,083             --
      Deferred compensation                                     36,065         34,547
      Deferred income tax liability, net                        26,836         23,959
      Other long-term liabilities                               21,301         25,177
                                                           -----------     ----------
         Total long-term obligations                           628,285        388,730
                                                           -----------     ----------

   Total liabilities                                           859,629        483,513

Minority interest                                                4,646          2,602

Common stockholders' equity:
   Class A Common stock, $0.01 par value; 160,000,000
      shares authorized; 120,911,480 and 47,586,266
      shares issued at Sept. 30, 2005 and
      Dec. 31, 2004, respectively                                1,209            476
   Class B Common stock, $0.01 par value; 80,000,000
      shares authorized; no shares issued at Sept. 30, 2005
      and 73,325,214 shares issued at Dec. 31, 2004                 --            733
   Additional paid-in capital                                  229,434        215,102
   Retained earnings                                           952,723        854,549
   Unamortized cost of restricted stock awards                 (19,416)           (77)
   Accumulated other comprehensive income/(loss)                 3,006            892
                                                           -----------     ----------
                                                             1,166,956      1,071,675
   Less common stock held in treasury, at cost
      (44,323,623 and 28,006,208 shares, respectively)      (1,051,680)      (486,197)
                                                           -----------     ----------
      Total common stockholders' equity                        115,276        585,478
                                                           -----------     ----------
                                                           $   979,551     $1,071,593
                                                           ===========     ==========

See accompanying notes to consolidated financial statements.

                            NUVEEN INVESTMENTS, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                                    UNAUDITED
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            THREE MONTHS ENDED    NINE MONTHS ENDED
                                                              SEPTEMBER 30,         SEPTEMBER 30,
                                                           -------------------   -------------------
                                                             2005       2004       2005       2004
                                                           --------   --------   --------   --------
Operating revenues:
   Investment advisory fees from assets under management   $141,136   $120,989   $407,708   $348,689
   Product distribution                                       1,233      2,290      6,477      6,551
   Performance fees/other revenue                            15,882      8,338     17,826     16,484
                                                           --------   --------   --------   --------
      Total operating revenues                              158,251    131,617    432,011    371,724

Operating expenses:
   Compensation and benefits                                 55,881     45,380    142,952    121,264
   Advertising and promotional costs                          3,596      3,460      9,334      9,601
   Occupancy and equipment costs                              5,539      5,018     16,120     14,607
   Amortization of intangible assets                          1,273      1,273      3,819      3,845
   Travel and entertainment                                   1,871      1,730      5,651      5,681
   Outside and professional services                          6,302      5,507     18,608     16,752
   Minority interest expense                                  1,406        470      4,219      1,408
   Other operating expenses                                   6,118      4,322     18,154     13,677
                                                           --------   --------   --------   --------
      Total operating expenses                               81,986     67,160    218,857    186,835

Other income/(expense)                                          688      1,454      5,373      6,679

Net interest expense                                         (5,583)    (2,080)   (10,990)    (7,063)
                                                           --------   --------   --------   --------

Income before taxes                                          71,370     63,831    207,537    184,505

Income taxes                                                 27,886     24,769     79,902     71,588
                                                           --------   --------   --------   --------

Net income                                                 $ 43,484   $ 39,062   $127,635   $112,917
                                                           ========   ========   ========   ========

Average common and common equivalent shares outstanding:
   Basic                                                     76,294     92,435     82,699     92,636
                                                           ========   ========   ========   ========
   Diluted                                                   81,190     95,415     87,497     95,738
                                                           ========   ========   ========   ========

Earnings per common share:
   Basic                                                   $   0.57   $   0.42   $   1.54   $   1.22
                                                           ========   ========   ========   ========
   Diluted                                                 $   0.54   $   0.41   $   1.46   $   1.18
                                                           ========   ========   ========   ========

See accompanying notes to consolidated financial statements.

                            NUVEEN INVESTMENTS, INC.
        CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY
                                    UNAUDITED
                                 (IN THOUSANDS)

                                                                             UNAMORTIZED   ACCUMULATED
                                    CLASS A  CLASS B  ADDITIONAL               COST OF        OTHER
                                     COMMON   COMMON    PAID-IN   RETAINED   RESTRICTED   COMPREHENSIVE    TREASURY
                                     STOCK    STOCK     CAPITAL   EARNINGS  STOCK AWARDS  INCOME/(LOSS)     STOCK       TOTAL
                                    -------  -------  ----------  --------  ------------  -------------  -----------  ---------
Balance at December 31, 2004         $  476   $ 733    $215,102   $854,549    $    (77)       $  892     $  (486,197) $ 585,478
   Net income                                                      127,635                                              127,635
   Cash dividends paid                                             (46,510)                                             (46,510)
   Conversion of B shares to A          733    (733)                                                                         --
   Purchase of treasury stock                                                                               (603,668)  (603,668)
   Compensation expense on options                       11,313                                                          11,313
   Exercise of stock options                             (5,146)     4,492                                    28,222     27,568
   Grant of restricted stock                                        12,557     (23,197)                       10,640         --
   Forfeit of restricted stock                                                     677                          (677)        --
   Amortization of restricted
      stock awards                                                               3,181                                    3,181
   Tax effect of options exercised                        8,165                                                           8,165
   Other comprehensive income                                                                  2,114                      2,114
                                     ------   -----    --------   --------    --------        ------     -----------  ---------
Balance at September 30, 2005        $1,209   $  --    $229,434   $952,723    $(19,416)       $3,006     $(1,051,680) $ 115,276
                                     ======   =====    ========   ========    ========        ======     ===========  =========

                                                                               NINE MONTHS
Comprehensive Income (in 000s):                                               ENDED 9/30/05
-------------------------------                                               -------------
Net income ................................................................     $127,635
Other comprehensive income:
   Unrealized gains/(losses) on marketable equity securities, net of tax ..         (226)
   Reclassification adjustments for realized gains/losses .................         (390)
   Terminated cash flow hedge .............................................        1,598
   Amortization of terminated cash flow hedges ............................        1,131
   Foreign currency translation adjustment ................................            1
                                                                                --------
      Subtotal:  other comprehensive income ...............................        2,114
                                                                                --------
         Comprehensive Income .............................................     $129,749
                                                                                ========

                                                                     NINE MONTHS
Change in Shares Outstanding (in 000s):                             ENDED 9/30/05
---------------------------------------                             -------------
Shares outstanding at the beginning of the year .................       92,905
Shares issued under equity incentive and other incentive plans ..        1,990
Shares acquired .................................................      (18,289)
Forfeit of restricted stock .....................................          (18)
                                                                       -------
Shares outstanding at September 30, 2005 ........................       76,588
                                                                       =======

See accompanying notes to consolidated financial statements.

                            NUVEEN INVESTMENTS, INC.

                      Consolidated Statements of Cash Flows
                                    Unaudited
                                 (in thousands)

                                                                           NINE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                        ----------------------
                                                                            2005        2004
                                                                        -----------   --------
Cash flows from operating activities:
   Net income                                                           $   127,635   $112,917
   Adjustments to reconcile net income to net cash
      provided from operating activities:
      Deferred income taxes                                                   3,271      2,739
      Depreciation of office property, equipment and leaseholds               6,412      5,874
      Loss on sale of fixed assets                                              420         --
      Amortization of intangible assets                                       3,819      3,845
      Amortization of debt related costs, net                                (3,887)      (390)
      Compensation expense on options and restricted stock                   14,494     12,296
   Net (increase) decrease in assets:
      Management and distribution fees receivable                           (16,470)     4,218
      Other receivables                                                      (1,397)   (10,499)
      Other assets                                                           (3,264)    (1,477)
   Net increase (decrease) in liabilities:
      Accrued compensation and other expenses                                (3,515)    (3,456)
      Deferred compensation                                                   1,518      3,419
      Current taxes payable                                                  (9,089)    (7,415)
      Accounts payable                                                        1,314      3,262
      Other liabilities                                                       1,449     (5,007)
   Other, consisting primarily of the gain/(loss) on
      available for sale investments                                         (4,367)       169
                                                                        -----------   --------
      Net cash provided from operating activities                           118,343    120,495
                                                                        -----------   --------
Cash flows from financing activities:
   Proceeds from senior term notes                                          550,000         --
   Repayment of notes and loans payable                                  (1,010,000)        --
   Proceeds from loans payable                                              850,000         --
   Dividends paid                                                           (46,510)   (47,258)
   Proceeds from stock options exercised                                     27,568     21,008
   Acquisition of treasury stock                                           (603,668)   (41,283)
   Net deferred debt issuance related items                                  (4,118)     3,847
   Other, consisting primarily of the tax effect of options exercised         8,165      7,775
                                                                        -----------   --------
      Net cash used for financing activities                               (228,563)   (55,911)
                                                                        -----------   --------
Cash flows from investing activities:
   Net purchase of office property and equipment                            (11,393)    (3,941)
   Proceeds from sales of investment securities                              28,486      1,003
   Purchases of investment securities                                        (8,754)   (13,500)
   Net change in consolidated mutual funds                                   (5,895)        --
   Contingent consideration for Symphony acquisition                             --     (1,639)
   Repurchase of NWQ minority members' interests                            (24,675)   (15,424)
   Other, consisting primarily of the change in other investments              (566)     2,804
                                                                        -----------   --------
      Net cash used for investing activities                                (22,797)   (30,697)
                                                                        -----------   --------
(Decrease)/increase in cash and cash equivalents                           (133,017)    33,887
Cash and cash equivalents:
   Beginning of year                                                        209,360    161,584
                                                                        -----------   --------
   End of period                                                        $    76,343   $195,471
                                                                        -----------   --------
Supplemental Information:
   Taxes paid                                                           $    77,566   $ 68,671
   Interest paid                                                        $    20,021   $ 12,453

See accompanying notes to consolidated financial statements.

                            NUVEEN INVESTMENTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2005

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

In addition, the Company agreed to repurchase $600 million of Nuveen Investments' common shares directly from STA at a price of $32.98 per share, or approximately 18.2 million shares. The repurchase of these shares was completed through two steps - a $200 million (6.0 million shares) repurchase was completed on April 7, 2005, and a $400 million forward purchase (plus interest) was settled on July 28, 2005. The entire $600 million repurchase has been recorded by Nuveen Investments as if it were completed in its entirety on April 7, 2005. As such, effective April 7, 2005, Nuveen Investments had approximately 75.9 million shares of common stock outstanding for the purpose of computing basic earnings per share. Upon the closing of the secondary offering, the Company was no longer a majority-owned subsidiary of STA.

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

NOTE 2 EARNINGS PER COMMON SHARE

The following table sets forth a reconciliation of net income and the weighted average common shares used in the basic and diluted earnings per share computations for the three-month and nine-month periods ended September 30, 2005 and 2004.

                                                        For the three months ended
                               ---------------------------------------------------------------------------
                                        September 30, 2005                     September 30, 2004
                               ------------------------------------   ------------------------------------
In thousands,                                  Shares     Per-share                   Shares     Per-share
except per share data          Net income   Outstanding     amount    Net income   Outstanding     amount
---------------------          ----------   -----------   ---------   ----------   -----------   ---------
Basic EPS                        $43,484       76,294       $0.57       $39,062       92,435       $0.42
   Dilutive effect of:
      Deferred stock awards           --          464                        --          458
      Employee stock options          --        4,432                        --        2,522
                                 -------       ------                   -------       ------
Diluted EPS                      $43,484       81,190       $0.54       $39,062       95,415       $0.41

                                                        For the nine months ended
                               ---------------------------------------------------------------------------
                                        September 30, 2005                     September 30, 2004
                               ------------------------------------   ------------------------------------
In thousands,                                  Shares     Per-share                   Shares     Per-share
except per share data          Net income   Outstanding     amount    Net income   Outstanding     amount
---------------------          ----------   -----------   ---------   ----------   -----------   ---------
Basic EPS                       $127,635       82,699       $1.54      $112,917       92,636       $1.22
   Dilutive effect of:
      Deferred stock awards           --          462                        --          456
      Employee stock options          --        4,336                        --        2,646
                                --------       ------                  --------       ------
Diluted EPS                     $127,635       87,497       $1.46      $112,917       95,738       $1.18

Options to purchase 15,543 and 5,251,202 shares of the Company's common stock were outstanding at September 30, 2005 and 2004, respectively, but were not included in the computation of diluted earnings per share because the options' respective weighted average exercise prices of $39.37 and $28.44 per share were greater than the average market price of the Company's common shares during the applicable period.

As part of the sale of STA's ownership interest in Nuveen Investments, Class B common shares previously held by STA were converted to Class A common shares.

NOTE 3 NET CAPITAL REQUIREMENT

Nuveen Investments, LLC, the Company's wholly-owned broker/dealer subsidiary, is subject to the Securities and Exchange Commission Rule 15c3-1, the "Uniform Net Capital Rule," which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, as these terms are defined in the Rule, shall not exceed 15 to 1. At September 30, 2005, Nuveen Investments, LLC's net capital ratio was 1.32 to 1 and its net capital was approximately $17,487,000 which was $15,952,000 in excess of the required net capital of $1,535,000.

NOTE 4 GOODWILL AND INTANGIBLE ASSETS

The following table presents a reconciliation of activity in the balance of goodwill from December 31, 2004 to September 30, 2005 presented on our consolidated balance sheets (in thousands):

Goodwill

Balance at December 31, 2004                      $549,811
   Repurchase of NWQ Class 3 minority interests     22,500
                                                  --------
Balance at September 30, 2005                     $572,311
                                                  --------

As part of the NWQ acquisition in 2002, key employees purchased three classes of non-controlling member interests in NWQ. The purchase allows NWQ key employees to participate in profits of NWQ above specified levels beginning January 1, 2003. Beginning in 2004 and continuing through 2008, the Company has the right to purchase the non-controlling members' respective interests in NWQ. On March 2, 2005, the Company exercised its right to purchase a portion of these interests for $24.7 million. Of the total amount paid, approximately $22.5 million was recorded as goodwill, with the remainder being recorded as a return of capital.

SFAS No. 142, "Goodwill and Other Intangible Assets," requires an annual goodwill impairment test. The results of our last annual test indicated that, as of May 31, 2005, there was no indication of potential impairment of goodwill.

The following table presents gross carrying amounts and accumulated amortization amounts for intangible assets presented on our consolidated balance sheets at September 30, 2005 and December 31, 2004 (in thousands):

                                    At September 30, 2005      At December 31, 2004
                                   -----------------------   -----------------------
                                     Gross                     Gross
                                   Carrying    Accumulated   Carrying    Accumulated
Amortizable Intangible Assets       Amount    Amortization    Amount    Amortization
-----------------------------      --------   ------------   --------   ------------
Symphony-
   Customer relationships           $43,800      $ 9,335     $43,800       $ 7,668
   Internally developed software      1,622        1,350       1,622         1,107
   Favorable lease                      369          369         369           369
NWQ customer contracts               22,900        8,058      22,900         6,149
                                    -------      -------     -------       -------
      Total                         $68,691      $19,112     $68,691       $15,293
                                    -------      -------     -------       -------

The projected amortization for the next five years (exclusive of any amortization for the Santa Barbara Asset Management acquisition - see Note 8, "Subsequent Event") is approximately $1.3 million for the remaining three months of 2005, and annual amortization of $5.0 million for 2006, and $4.8 million for each of 2007, 2008 and 2009.

NOTE 5 DEBT

At September 30, 2005 and December 31, 2004, debt on the accompanying consolidated balance sheets was comprised of the following (in thousands):

                                                 SEPTEMBER 30, 2005   DECEMBER 31, 2004
                                                 ------------------   -----------------
Short-Term Obligations:
   Loans payable                                      $140,000                  --
                                                      --------            --------
Long-Term Obligations:
Notes Payable:
   Private placement debt                                   --            $300,000
   Net unamortized private placement fees                   --              (1,568)
   Net unamortized gains on unwinding of swaps              --               6,615
                                                      --------            --------
      subtotal                                              --            $305,047
                                                      --------            --------
Senior Term Notes:
   Senior term notes - 5 Year                         $250,000                  --
   Net unamortized discount                               (685)                 --
   Senior term notes - 10 Year                         300,000                  --
   Net unamortized discount                             (1,501)                 --
   Net unamortized debt issuance costs                  (3,731)                 --
                                                      --------            --------
      subtotal                                        $544,083                  --
                                                      --------            --------
         Total                                        $684,083            $305,047
                                                      ========            ========

PRIVATE PLACEMENT DEBT

On September 19, 2003, the Company issued $300 million of senior unsecured notes (the "private placement debt"). These notes carried a fixed coupon rate of 4.22%, payable semi-annually and were issued at 100% of par, unsecured, and prepayable at any time in whole or in part. In the event of prepayment, the Company would pay an amount equal to par plus accrued interest plus a "make-whole premium," if applicable. Proceeds from the private placement debt were used to refinance existing debt and for general corporate purposes. These notes were originally scheduled to mature on September 19, 2008, but were repaid on April 6, 2005 with borrowings made under a new Bridge Credit Agreement (discussed below). At the time of the repayment, the Company also paid approximately $1.5 million in accrued interest. Under the terms of the private placement debt, no "make-whole premium" amounts were due. At December 31, 2004, the fair value of the outstanding private placement debt was $299.0 million. As a result of the repayment, there were no amounts outstanding at September 30, 2005.

BRIDGE CREDIT FACILITY

On April 1, 2005, Nuveen Investments entered into a $750 million bridge credit agreement with various financial institutions and Citigroup Global Markets, Inc., as arranger. The maturity date of this credit agreement was March 31, 2006. Borrowings under this facility bore an interest rate, at Nuveen's option, of either LIBOR or the Federal Funds rate plus a spread equal to 0.335% to 0.470% based on Nuveen Investments' leverage, with such applicable spread increasing by 0.25% on September 30, 2005 and by an additional 0.25% on December 31, 2005. During the second quarter of 2005, the Company had used approximately $300 million of the amount available under the facility to prepay the holders of the Company's 4.22% senior unsecured notes due September 19, 2008. Also during the second quarter of 2005, the Company used approximately $410 million of the remaining amount available under the bridge credit agreement primarily to fulfill its forward contract obligation to repurchase shares of its capital stock owned by STA (refer to Note 1, "Basis of Presentation"). During the third quarter of 2005, the entire $710 million borrowed under the bridge credit agreement was repaid with borrowings made under a new revolving credit facility and the issuance of senior notes (both discussed below) and the bridge credit agreement was terminated.

SENIOR TERM NOTES

On September 12, 2005, Nuveen Investments issued $550 million of senior unsecured notes, comprised of $250 million of 5-year notes and $300 million of 10-year notes. The Company received approximately $544 million in net proceeds after discounts and other debt issuance costs. The five-year notes bear interest at an annual fixed rate of 5.0% payable semi-annually beginning March 15, 2006. The 10-year senior notes bear interest at an annual fixed rate of 5.5% payable semi-annually also beginning March 15, 2006. The net proceeds from the notes were used to repay a portion of the outstanding debt under the Bridge Credit Agreement. The costs related to the issuance of the senior term notes are being capitalized and amortized to expense over their term. At September 30, 2005, the fair value of the five-year and ten-year senior term notes was approximately $247.6 million and $298.7 million, respectively.

SENIOR REVOLVING CREDIT FACILITY

In addition to the senior term notes, the Company has a new $400 million senior revolving credit facility that expires on September 15, 2010. On September 30, 2005, the Company borrowed $140 million of the total amount available under the new senior revolving credit facility in order to repay the remaining amount due under the Bridge Credit Agreement. The rate of interest payable under the agreement is, at the Company's option, a function of either one of various floating rate indices or the Federal Funds rate. The agreement requires the Company to pay a facility fee at an annual rate of a range of 0.08% to 0.15% that is dependent on our debt rating. Proceeds from borrowings under this facility may be used for fulfilling day-to-day cash requirements and general corporate purposes, including acquisitions, share repurchases and asset purchases.

OTHER

Our broker-dealer subsidiary occasionally utilizes available, uncommitted lines of credit, which approximate $100 million, with no annual facility fees to satisfy periodic, short-term liquidity needs. At September 30, 2005 and December 31, 2004, no borrowings were outstanding on these uncommitted lines of credit.

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

In August 2004, in anticipation of the private placement debt issuance, the Company entered into a series of treasury rate lock transactions with an aggregate notional amount of $100 million. These treasury rate locks were accounted for as cash-flow hedges, as they hedged against the variability in future projected interest payments on the then-forecasted issuance of fixed rate debt (the private placement debt) attributable to changes in interest rates. The prevailing treasury rates had declined by the time of the private placement debt issuance and the locks were settled for a payment by the Company of $1.5 million. The Company had recorded this loss in "Accumulated Other Comprehensive Income/(Loss)" in the accompanying consolidated balance sheets, as the treasury rate locks were considered highly effective for accounting purposes in mitigating the interest rate risk on the forecasted debt issuance. Amounts accumulated in other comprehensive loss were to be reclassified into earnings commensurate with the recognition of the interest expense on the private placement debt. During the nine months ended September 30, 2004, the Company reclassified approximately $206,000 of the loss on the treasury rate lock transactions into interest expense. At December 31, 2004, the remaining unamortized loss on treasury rate lock transactions was approximately $1.1 million. On April 6, 2005, the Company repaid the entire $300 million of private placement debt (refer to Note 5, "Debt"). As a result of the early repayment of the private placement debt, the Company has accelerated the recognition of the remaining approximate $1.1 million of unamortized deferred loss resulting from the treasury rate locks. Due to the accelerated recognition of the deferred loss, there was no remaining unamortized loss on treasury rate lock transactions at September 30, 2005.

Also related to the private placement debt, the Company entered into a series of interest rate swap transactions. The Company entered into forward-starting interest rate swap transactions as hedges against changes in a portion of the fair value of the private placement debt. Under the agreements, payments were to be exchanged at specified intervals based on fixed and floating interest rates. All of the interest rate swap transactions were designated as fair value hedges to mitigate the changes in fair value of the hedged portion of the private placement debt. The Company determined that these interest rate swap transactions qualified for treatment under the short-cut method of SFAS No. 133 of measuring effectiveness. All of these interest rate swap transactions were cancelled. The cancellation of these interest rate swap transactions resulted in a total gain to the Company of $8.1 million. These gains were being amortized over the term of the private placement debt, lowering the effective interest rate of the private placement debt. The amortization of the gains resulting from the cancellation of these interest rate swap transactions is reflected in "Interest Expense" on the accompanying consolidated statements of income. Approximately $0.4 million of these gains were amortized as a reduction to interest expense for the nine months ended September 30, 2004. As a result of the early repayment of the private placement debt on April 6, 2005, the Company accelerated the recognition of the remaining unamortized gains resulting from the interest rate swap transactions. For the nine months ended September 30, 2005, approximately $6.6 million of gains from the cancellation of interest rate swap agreements was recognized as current income. Due to the accelerated recognition of these gains, there was no remaining unamortized gain on interest rate swap transactions at September 30, 2005.

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

Included in "Investments" on the accompanying consolidated balance sheet as of December 31, 2004 are certain swap agreements that have not been designated as hedging instruments. At September 30, 2005, there were no such swap agreements. These swap agreements were being used to re-create certain fixed-income indices for purposes of establishing new fixed-income products that may be offered to investors in the future. The notional values and related expiration dates of these swap agreements were as follows: $2.0 million of positions expiring in August 2005 and $2.6 million of positions expiring in September 2009. For the nine months ended September 30, 2005 and 2004, the net gain on these instruments totaled approximately $13,000 and $14,000, respectively, and has been reflected in "Other Income/(Expense)" in the accompanying consolidated statements of income.

Also included in the accompanying consolidated balance sheets as of September 30, 2005 and December 31, 2004 are certain swap agreements and futures contracts that have not been designated as hedging instruments. The swap agreements and futures contracts are being used to mitigate overall market risk of certain recently created product portfolios that are not yet being marketed. At September 30, 2005, the net fair value of these open non-hedging derivatives was approximately $385,900 and is reflected as approximately $402,200 in "Other Assets" and $788,100 in "Other Short-Term Liabilities" on the accompanying consolidated balance sheet. At December 31, 2004 the fair value of the open non-hedging derivatives was approximately $66,000 and is reflected in "Other Short-Term Liabilities" on the accompanying consolidated balance sheet. For the nine months ended September 30, 2005, the net fair value adjustment resulted in a loss of approximately $319,900, of which approximately $13,000 was realized, with the remainder reflected in unrealized gains/losses in the accompanying consolidated statement of income for the nine months ended September 30, 2005. As these derivative transactions were not entered into until December 2004, there is no fair value adjustment for the nine months ended September 30, 2004.

In anticipation of the issuance of the senior term notes (refer to Note 5, "Debt"), the Company entered into a series of treasury rate lock transactions with an aggregate notional amount of $550 million. These treasury rate locks were accounted for as cash-flow hedges, as they hedged against the variability in future projected interest payments on the forecasted issuance of fixed rate debt (the longer-term senior term notes that replaced the bridge credit agreement) attributable to changes in interest rates. The prevailing treasury rates had increased by the time of the senior term notes issuance and the locks were settled for a net payment to the Company of approximately $1.6 million. The Company has recorded this gain in "Accumulated Other Comprehensive Income/(Loss)" on the accompanying consolidated balance sheet as of September 30, 2005, as the treasury rate locks were considered highly effective for accounting purposes in mitigating the interest rate risk on the forecasted debt issuance. The $1.6 million will be reclassified into current earnings commensurate with the recognition of interest expense on the 5-year and 10-year term debt. At September 30, 2005, the unamortized gain on the treasury rate lock transactions was approximately $1.6 million. For the remaining three months of 2005 and all of 2006, the Company expects to reclassify approximately $59,000 and $241,000, respectively, of the gain on the treasury rate lock transactions into interest expense.

NOTE 7 RETIREMENT PLANS

On December 23, 2003, the Financial Accounting Standards Board ("FASB") released a revised version of SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The revised version of SFAS No. 132 includes new interim disclosure requirements regarding components of net periodic benefit cost as well as estimated contributions. The following table presents the components of the net periodic retirement plans' benefit costs for the three months and nine months ended September 30, 2005 and 2004, respectively:

                                          Three Months             Three Months
                                      Ended Sept. 30, 2005     Ended Sept. 30, 2004
                                     ----------------------   ----------------------
                                       Total        Post-       Total        Post-
                                      Pension    Retirement    Pension    Retirement
                                     ---------   ----------   ---------   ----------
Service Cost                         $ 392,750    $ 63,000    $ 389,000    $ 52,000

Interest Cost                          450,500     128,250      409,000     106,000

Expected Return on Assets             (541,000)         --     (523,000)         --

Amortization of:
   Unrecognized Prior Service Cost          --     (66,250)       1,000     (66,000)
   Unrecognized (Gain)/Loss             31,500      14,750       29,000          --
                                     ---------    --------    ---------    --------
Total                                $ 333,750    $139,750    $ 305,000    $ 92,000
                                     =========    ========    =========    ========

                                            Nine Months                Nine Months
                                       Ended Sept. 30, 2005       Ended Sept. 30, 2004
                                     ------------------------   ------------------------
                                        Total         Post-        Total         Post-
                                       Pension     Retirement     Pension     Retirement
                                     -----------   ----------   -----------   ----------
Service Cost                         $ 1,178,250   $ 189,000    $ 1,231,000   $ 156,000

Interest Cost                          1,351,500     384,750      1,260,000     338,000

Expected Return on Assets             (1,623,000)         --     (1,560,000)         --

Amortization of:
   Unrecognized Prior Service Cost            --    (198,750)         4,000    (198,000)
   Unrecognized (Gain)/Loss               94,500      44,250        112,000      10,000
                                     -----------   ---------    -----------   ---------
Total                                $ 1,001,250   $ 419,250    $ 1,047,000   $ 306,000
                                     ===========   =========    ===========   =========

The Company is not required and does not expect to make any contributions during 2005 for its pension plans. For its postretirement benefit plan, the Company expects to pay out in total claims/contribute a total of $491,000 during 2005; for the first nine months of 2005, the Company has paid out approximately $426,000.

NOTE 8 SUBSEQUENT EVENT

On August 1, 2005 the Company announced an agreement to acquire Santa Barbara Asset Management ("SBAM"), an investment manager with $2.8 billion of assets under management. SBAM specializes in managing growth stock portfolios for institutions and high-net-worth investors. The Company paid $50 million of consideration in cash for SBAM. The transaction closed on October 3, 2005.

                          PART I. FINANCIAL INFORMATION
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                               SEPTEMBER 30, 2005

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

In addition, the Company agreed to repurchase $600 million of Nuveen Investments' common shares directly from STA at a price of $32.98 per share, or approximately 18.2 million shares. The repurchase of these shares was completed in two steps - a $200 million (6.0 million shares) repurchase was completed on April 7, 2005, and a $400 million forward purchase (plus interest) that settled on July 28,

2005. The entire $600 million repurchase was recorded by Nuveen Investments as if it were completed in its entirety on April 7, 2005. As such, effective April 7, 2005, Nuveen Investments had approximately 75.9 million shares of common stock outstanding for the purpose of computing basic earnings per share.

Upon the closing of the secondary offering on April 7, 2005, the Company was no longer a majority-owned subsidiary of STA, and as of the end of September 2005, all of STA's remaining ownership interest has been sold.

SUBSEQUENT EVENT

On October 3, 2005, the Company finalized the acquisition of Santa Barbara Asset Management ("SBAM"), an asset management firm based in California with approximately $3 billion in assets under management. SBAM specializes in mid- to large-cap and small- to mid-cap growth equities, primarily with institutions and high-net worth investors.

SUMMARY OF OPERATING RESULTS

The table presented below highlights the results of the Company's operations for the three-month and nine-month periods ended September 30, 2005 and 2004:

FINANCIAL RESULTS SUMMARY
COMPANY OPERATING STATISTICS

($ in millions, except per share amounts)

                                                THREE MONTHS ENDED                NINE MONTHS ENDED
                                                  SEPTEMBER 30,                     SEPTEMBER 30,
                                          ------------------------------   ------------------------------
                                            2005       2004     % CHANGE     2005       2004     % CHANGE
                                          --------   --------   --------   --------   --------   --------
Gross sales of investment products        $  5,875   $  5,751       2%     $ 20,013   $ 17,831      12%
Net flows of investment products             2,035      2,891     (30)        9,779      9,796      --
Assets under management (1)(2)             128,172    106,891      20       128,172    106,891      20
Operating revenues                           158.3      131.6      20         432.0      371.7      16
Operating expenses                            82.0       67.2      22         218.9      186.8      17
Income before net interest and taxes(3)       77.0       65.9      17         218.5      191.6      14
Net interest expense                           5.6        2.1     169          11.0        7.1      56
Income taxes                                  27.9       24.8      13          79.9       71.6      12
Net income                                    43.5       39.1      11         127.6      112.9      13
Basic earnings per share                      0.57       0.42      36          1.54       1.22      26
Diluted earnings per share                    0.54       0.41      32          1.46       1.18      24
Dividends per share                           0.21       0.18      17          0.57       0.51      12

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

Gross sales of investment products (which include new managed accounts, deposits into existing managed accounts and the sale of open-end and closed-end exchange-traded fund shares) for the three-month and nine-month periods ended September 30, 2005 and 2004 are shown below:

GROSS INVESTMENT PRODUCT SALES
(in millions)

                                   THREE MONTHS ENDED   NINE MONTHS ENDED
                                      SEPTEMBER 30,        SEPTEMBER 30,
                                   ------------------   -----------------
                                      2005     2004       2005      2004
                                     ------   ------    -------   -------
Closed-end Exchange-traded Funds     $   14   $  640    $ 1,987   $ 2,175
Mutual Funds                            923      407      2,323     1,080
Retail Managed Accounts               3,981    3,576     11,041    10,757
Institutional Managed Accounts          957    1,128      4,662     3,819
                                     ------   ------    -------   -------
   Total                             $5,875   $5,751    $20,013   $17,831
                                     ======   ======    =======   =======

Third quarter gross sales were consistent with sales in the third quarter of the prior year. Mutual fund sales continued to be strong, increasing $0.5 billion for the quarter driven by sales of our High Yield Municipal Bond Fund and the NWQ Multi-Cap Value Fund. Retail managed account sales increased $0.4 billion or 11% for the quarter, driven by increases in municipal, value-style equity and Symphony small-cap core sales. These increases were partially offset by a decline in growth-style equity account sales of $0.2 billion. Institutional managed account sales declined $0.2 billion, driven mainly by a decline in municipal account sales. There were no new exchange-traded fund offerings in the third quarter of the current year.

Year-to-date sales increased $2.2 billion or 12%. Similar to the increase for the quarter, the year-to-date increase in mutual fund sales of 115% was driven mainly by sales of our Nuveen High Yield Municipal Bond Fund and the NWQ Multi-Cap Value Fund. Retail and institutional managed account sales increased $1.1 billion or 8%, driven by increases across all styles with the exception of growth-style equity accounts which declined $0.4 billion. Closed-end exchange-traded fund sales were $2.0 billion year-to-date, down just slightly versus the prior year. During the first nine months of the current year, we raised just over $1.2 billion in our Equity Premium Opportunity Fund, $0.3 billion in our Tax-Advantaged Floating Rate Fund and $0.5 billion in our Equity Premium Advantage Fund.

Net flows of investment products for the three-month and nine-month periods ended September 30, 2005 and 2004 are shown below:

NET FLOWS
(in millions)

                                   THREE MONTHS ENDED   NINE MONTHS ENDED
                                      SEPTEMBER 30,       SEPTEMBER 30,
                                   ------------------   -----------------
                                      2005     2004       2005     2004
                                     ------   ------     ------   ------
Closed-End Exchange-Traded Funds     $   32   $  643     $2,032   $2,194
Mutual Funds                            593      141      1,296      (20)
Retail Managed Accounts               1,739    1,603      4,182    5,564
Institutional Managed Accounts         (329)     504      2,269    2,058
                                     ------   ------     ------   ------
   Total                             $2,035   $2,891     $9,779   $9,796
                                     ======   ======     ======   ======

Net flows for the quarter totaled $2.0 billion, down $0.9 billion versus flows in the same quarter of the prior year. Institutional managed account flows declined $0.8 billion, due mainly to a large redemption in our municipal business. Retail managed account flows increased slightly, driven by almost $200 million in flows from our Symphony small-cap core managed accounts which were launched late in the second quarter of 2005. Mutual fund flows were up significantly for the quarter, more than four times last year's level, driven by flows into our NWQ Multi-Cap Value Fund and the Nuveen High Yield Municipal Bond Fund. Flows declined on closed-end exchange-traded funds as there were no new offerings in the third quarter of the current year.

Year-to-date net flows totaled $9.8 billion, which is consistent with the prior year. All product lines experienced net inflows for the nine-month period.

The following table summarizes net assets under management:

NET ASSETS UNDER MANAGEMENT
(in millions)

                                  SEPTEMBER 30,    DECEMBER 31,    SEPTEMBER 30,
                                      2005             2004            2004
                                  -------------    ------------    -------------
Closed-End Exchange-Traded Funds    $ 52,094         $ 50,216        $ 49,226
Mutual Funds                          14,050           12,680          12,293
Retail Managed Accounts               43,222           36,975          32,265
Institutional Managed Accounts        18,806           15,582          13,107
                                    --------         --------        --------
   Total                            $128,172         $115,453        $106,891
                                    ========         ========        ========

Assets under management of over $128 billion on September 30, 2005 were 20% higher than the nearly $107 billion reported a year earlier and 11% higher than at the end of the year. During both time frames, asset growth was realized across all product categories.

The following table presents the component changes in our assets under management for the three-month and nine-month periods ended September 30, 2005 and September 30, 2004:

CHANGE IN NET ASSETS UNDER MANAGEMENT
(in millions)

                              THREE MONTHS ENDED    NINE MONTHS ENDED
                                 SEPTEMBER 30,        SEPTEMBER 30,
                              ------------------   ------------------
                                2005      2004       2005       2004
                              -------   -------    --------   -------
Gross Sales                   $ 5,875   $ 5,751    $ 20,013   $17,831
Reinvested Dividends              104        87         258       240
Redemptions                    (3,944)   (2,947)    (10,492)   (8,275)
                              -------   -------    --------   -------
   Net Flows                    2,035     2,891       9,779     9,796
Appreciation/(depreciation)     2,119     2,144       2,941     1,739
                              -------   -------    --------   -------
   Increase in Assets         $ 4,154   $ 5,035    $ 12,720   $11,535
                              =======   =======    ========   =======

For the three-month period ended September 30, 2005, the $4.2 billion increase in assets under management was driven by $2.0 billion in net flows, $0.8 billion in fixed-income market depreciation and $2.9 billion of equity market appreciation. For the nine-month period ended September 30, 2005 net flows of $9.8 billion were coupled with $0.4 billion in fixed-income market depreciation and $3.3 billion in equity market appreciation, resulting in a net increase in assets under management of $12.7 billion.

Investment advisory fee income, net of sub-advisory fees and expense reimbursements, is shown in the following table:

INVESTMENT ADVISORY FEES
(in thousands)

                                       THREE MONTHS ENDED    NINE MONTHS ENDED
                                         SEPTEMBER 30,         SEPTEMBER 30,
                                      -------------------   -------------------
                                        2005       2004       2005       2004
                                      --------   --------   --------   --------
Closed-End Exchange-Traded Products   $ 63,400   $ 60,054   $186,688   $177,585
Mutual Funds                            18,159     15,629     51,724     47,237
Managed Accounts                        59,577     45,306    169,296    123,867
                                      --------   --------   --------   --------
   Total                              $141,136   $120,989   $407,708   $348,689
                                      ========   ========   ========   ========

Advisory fees increased 17% for both the quarter and year-to-date due to an increase in management fee revenues across all product lines driven by an increase in assets under management. Within the managed account product line, management fee revenues increased on both value-style equity and municipal accounts, while declining on our growth-style equity accounts.

Product distribution revenue for the three-month and nine-month periods ended September 30, 2005 and 2004 is shown in the following table:

PRODUCT DISTRIBUTION REVENUE
(in thousands)

                                      THREE MONTHS ENDED   NINE MONTHS ENDED
                                         SEPTEMBER 30,       SEPTEMBER 30,
                                      ------------------   -----------------
                                         2005     2004       2005     2004
                                        ------   ------     ------   ------
Closed-End Exchange-Traded Products     $   --   $  742     $2,324   $2,184
Muni/Fund Preferred(R)                   1,452    1,055      3,919    2,798
Mutual Funds                              (216)     471        234    1,569
Other                                       (3)      22         --       --
                                        ------   ------     ------   ------
   Total                                $1,233   $2,290     $6,477   $6,551
                                        ======   ======     ======   ======

Product distribution revenue declined for the quarter, driven mainly by a decline in underwriting revenue on closed-end exchange-traded funds. There were no new closed-end exchange-traded fund offerings during the third quarter of the current year. Mutual fund distribution revenue declined for the quarter as a result of an increase in commissions paid to distributors on high dollar value sales while Muni/Fund Preferred(R) revenue increased as a result of an increase in the number of preferred shares outstanding.

Year-to-date results are similar to those for the quarter with the exception of underwriting revenue which is up slightly for the nine-month period ended September 30, 2005 due to an increase in the number of shares ticketed in 2005.

PERFORMANCE FEES/OTHER REVENUE

Performance fees/other revenue consists of performance fees earned on institutional assets managed by Symphony and various fees earned in connection with services provided on behalf of our defined portfolio assets under surveillance. The $7.5 million increase in this area for the third quarter is due mainly to an increase in Symphony performance fees. Third quarter performance fees of $15.6 million were up $8.0 million versus the same quarter of the prior year driven by strong equity performance. Year-to-date, Symphony performance fees increased $2.6 million versus the prior year. Additionally, fees earned on defined portfolio assets under surveillance declined for both the quarter and year-to-date as a result of a decline in the overall level of defined portfolio assets due to the exit of this business in early 2002.

OPERATING EXPENSES

The following table summarizes operating expenses for the three-month and nine-month periods ended september 30, 2005 and 2004:

OPERATING EXPENSES
(in thousands)

                                THREE MONTHS ENDED    NINE MONTHS ENDED
                                   SEPTEMBER 30,        SEPTEMBER 30,
                                ------------------   -------------------
                                  2005      2004       2005       2004
                                -------   --------   --------   --------
Compensation and Benefits       $55,881   $45,380    $142,952   $121,264
Advertising and Promotion         3,596     3,460       9,334      9,601
Occupancy and Equipment           5,539     5,018      16,120     14,607
Amortization of Intangibles       1,273     1,273       3,819      3,845
Travel and Entertainment          1,871     1,730       5,651      5,681
Outside/Professional Services     6,302     5,507      18,608     16,752
Minority Interest Expense         1,406       470       4,219      1,408
Other Operating Expenses          6,118     4,322      18,154     13,677
                                -------   -------    --------   --------
   Total                        $81,986   $67,160    $218,857   $186,835
                                =======   =======    ========   ========

% of Operating Revenue             51.8%     51.0%       50.7%      50.3%

SUMMARY

Operating expenses increased 22% for the quarter and 17% year-to-date, due mainly to increases in compensation and benefits, outside services and other operating expenses.

COMPENSATION AND BENEFITS

Base compensation for the quarter and year-to-date increased due to salary increases and headcount increases. Profit sharing expense increased for the quarter due mainly to an increase in Symphony performance fees.

ADVERTISING AND PROMOTIONAL COSTS

Advertising and promotional expenditures for the quarter were fairly consistent with the prior year, while year-to-date expenditures decreased $0.3 million.

OCCUPANCY AND EQUIPMENT COSTS

Occupancy and equipment costs increased $0.5 million and $1.5 million for the third quarter and year-to-date, respectively, due to an increase in leased space in California for NWQ.

OUTSIDE AND PROFESSIONAL SERVICES

Outside and professional services increased $0.8 million for the quarter and $1.9 million year-to-date, due mainly to an increase in electronic information expenses.

MINORITY INTEREST EXPENSE

Minority interest expense results from key employees having purchased a non-controlling member interest in NWQ at the time of the acquisition. Given the growth in NWQ's business, the value associated with the non-controlling member interest also has increased.

ALL OTHER OPERATING EXPENSES

All other operating expenses, including amortization of intangible assets, travel and entertainment, fund organization costs and other expenses increased approximately $1.9 million for the quarter and $4.4 million year-to-date. The increase in this area for the quarter is due to an increase in insurance expense and an increase in corporate contributions for hurricane relief. The year-to-date increase is the result of the third quarter increase coupled with the increase experienced during the first half of the year, mainly as the result of the payment of a structuring fee of $1.6 million in the second quarter of 2005 related to the initial public offering of our Equity Premium Advantage closed-end exchange-traded fund.

OTHER INCOME/(EXPENSE)

Other income/(expense) includes realized gains and losses on investments and miscellaneous income, including gain or loss on the disposal of property.

The following is a summary of Other Income/(Expense) for the three-month and nine-month periods ended September 30, 2005 and 2004:

OTHER INCOME/(EXPENSE)
(in thousands)

                                 THREE MONTHS ENDED   NINE MONTHS ENDED
                                    SEPTEMBER 30,       SEPTEMBER 30,
                                 ------------------   -----------------
                                    2005    2004        2005     2004
                                    ----   ------      ------   ------
Gains/(Losses) On Investments       $730   $   (5)     $2,279   $3,249
Gains/(Losses) On Fixed Assets        (3)      --        (420)      --
Miscellaneous Income/(Expense)       (39)   1,459       3,514    3,430
                                    ----   ------      ------   ------
   Total                            $688   $1,454      $5,373   $6,679
                                    ====   ======      ======   ======

Total other income/(expense) for the third quarter of 2005 was $0.7 million. This income was the result of gains recorded on trading investments. Other income/(expense) in the third quarter compares unfavorably to the $1.5 million of miscellaneous income recorded in the third quarter of the prior year.

In addition to the $0.7 million in other income/(expense) recorded in the third quarter of 2005, year-to-date other income/(expense) also includes $1.9 million of gains recorded in the first quarter and $2.8 million recorded in the second quarter. The second quarter income resulted from the acceleration of unamortized deferred gains and losses resulting from various interest rate hedging activity associated with the private placement debt. This accelerated recognition resulted in $3.6 million of miscellaneous income for the quarter. Partially offsetting this income were $0.4 million in losses that resulted from the sale of investment securities and another $0.4 million in losses associated with the write-off of certain leasehold improvements.

NET INTEREST EXPENSE

The following is a summary of net interest expense for the three-month and nine-month periods ended September 30, 2005 and 2004:

NET INTEREST EXPENSE
(in thousands)

                                THREE MONTHS ENDED    NINE MONTHS ENDED
                                   SEPTEMBER 30,        SEPTEMBER 30,
                                ------------------   ------------------
                                   2005      2004      2005       2004
                                 -------   -------   --------   -------
Dividend and Interest Revenue    $ 2,444   $   732   $  7,065   $ 1,825
Interest Expense                  (8,027)   (2,812)   (18,055)   (8,888)
                                 -------   -------   --------   -------
   Total                         $(5,583)  $(2,080)  $(10,990)  $(7,063)
                                 =======   =======   ========   =======

Total net interest expense increased $3.5 million in the third quarter of 2005 and $3.9 million year-to-date, due to increased interest expense associated with the repurchase of shares from STA and the related increase in outstanding debt. Partially offsetting this increase was an increase in interest revenue due to dividends received during 2005 and in interest earned on consolidated fund investments.

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

In May 2005, the FASB issued SFAS No. 154, "Accounting for Changes and Error Corrections ("SFAS No. 154") - a Replacement of APB Opinion No. 20 and FASB Statement No. 3". Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. The Company does not expect to make any changes in accounting principles.

CAPITAL RESOURCES, LIQUIDITY
AND FINANCIAL CONDITION

PRIVATE PLACEMENT DEBT

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

BANK CREDIT FACILITIES

The Company also had a line of credit with a group of banks. This $250 million credit line was divided into two equal facilities: one with a three-year term that was scheduled to expire in August of 2006, and one with a term of 364 days that was scheduled to expire in August of 2005. During the second quarter of 2005, the Company terminated the 364-day line of credit, and amended the three-year line of credit to permit the borrowings under a new bridge financing agreement and the use of those borrowings as described below. During the third quarter of 2005, the Company terminated the three-year term facility and replaced it with a new senior revolving credit facility (discussed below).

BRIDGE CREDIT FACILITY

In April 2005, the Company entered into a $750 million bridge credit agreement with various financial institutions and Citigroup Global Markets, Inc. as arranger. The original maturity date of this credit agreement was March 31, 2006. Borrowings under this facility bore an interest rate, at Nuveen's option, of either LIBOR or the Federal Funds rate plus a spread equal to 0.335% to 0.470% based on Nuveen Investments' leverage, with such applicable spread increasing by 0.25% on September 30, 2005 and by an additional 0.25% on December 31, 2005. The bridge credit agreement required Nuveen Investments to pay a facility fee quarterly in arrears in an annual amount ranging from 0.09% to 0.13%, depending on Nuveen's leverage ratio, and, when applicable, a utilization fee. During the second quarter of 2005, the Company used approximately $300 million of the amount available under the facility to prepay the holders of the Company's 4.22% senior unsecured notes due September 19, 2008. Also during the second quarter of 2005, the Company used an additional $410 million of the remaining amount available under the bridge credit agreement primarily to fulfill its forward contract obligation to repurchase shares of its capital stock owned by STA (refer to Note 1, "Basis of Presentation"). During the third quarter of 2005, the entire $710 million borrowed under the bridge credit agreement was repaid with borrowings made under a new revolving credit facility and the issuance of senior notes (both discussed below) and the bridge credit agreement was terminated.

SENIOR TERM NOTES

On September 12, 2005, Nuveen Investments issued $550 million of senior unsecured notes, consisting of $250 million of 5-year notes and $300 million of 10-year notes. The Company received approximately $544.4 million in net proceeds after discounts. The five-year notes bear interest at an annual fixed rate of 5.0% payable semi-annually beginning March 15, 2006. The 10-year senior notes bear interest at an annual fixed rate of 5.5% payable semi-annually also beginning March 15, 2006. The net proceeds from the notes were used to repay a portion of the outstanding debt under the Bridge Credit Agreement. The costs related to the issuance of the senior term notes are being capitalized and amortized to expense over their term. At September 30, 2005, the fair value of the five-year and ten-year senior term notes was approximately $247.6 million and $298.7 million, respectively.

SENIOR REVOLVING CREDIT FACILITY

In addition to the senior term notes, the Company has a new $400 million senior revolving credit facility that expires on September 15, 2010. On September 30, 2005, the Company borrowed $140 million of the total amount available amount under the new senior revolving credit facility in order to repay the remaining amount due under the bridge credit agreement. The rate of interest payable under the agreement is, at the Company's option, a function of either one of various floating rate indices or the Federal Funds rate. The agreement requires the Company to pay a facility fee at an annual rate of a range of 0.08% to 0.15% that is dependent on our debt rating. Proceeds from borrowings under this facility may be used for fulfilling day-to-day cash requirements and general corporate purposes, including acquisitions, share repurchases and asset purchases.

OTHER

In addition to the above facilities, our broker/dealer subsidiary occasionally utilizes available, uncommitted lines of credit with no annual facility fees, which approximate $100 million, to satisfy periodic, short-term liquidity needs. As of September 30, 2005 and 2004, no borrowings were outstanding on these uncommitted lines of credit.

EQUITY AND DIVIDENDS

As part of the NWQ acquisition in 2002, key employees purchased a non-controlling, member interest in NWQ Investment Management Company, LLC. The non-controlling interest of approximately $0.4 million as of September 30, 2005, is reflected in minority interest on the consolidated balance sheets. This purchase allows management to participate in profits of NWQ above specified levels beginning January 1, 2003. During the three months and nine months ended September 30, 2005, we recorded approximately $1.4 million and $4.2 million of minority interest expense, which reflects the portion of profits applicable to the minority shareholders. Beginning in 2004 and continuing through 2008, the Company has the right to purchase the non-controlling members' respective interests in NWQ. On March 2, 2005, the Company exercised its right to purchase a portion of these interests for $24.7 million. Of the total amount paid, approximately $22.5 million was recorded as goodwill with the remainder being recorded as a return of capital.

At September 30, 2005, we held in treasury 44,323,623 shares of Nuveen Investments Class A common stock. During the third quarter of 2005, the Company repurchased 404 shares of Class A common stock in open market transactions as part of an on-going repurchase program. As part of a share repurchase program approved on August 9, 2002, we are authorized to purchase up to 7.0 million shares of Class A common stock. As of September 30, 2005, the remaining authorization covered 2.3 million shares.

During the third quarter and first nine months of 2005, we paid out dividends on common shares totaling approximately $16.0 million and $46.5 million, respectively.

BROKER/DEALER

Our broker/dealer subsidiary is subject to requirements of the Securities and Exchange Commission relating to liquidity and capital standards (See Note 3 to Consolidated Financial Statements, "Net Capital Requirement").

LIQUIDITY

Management believes that cash provided from operations and borrowings available under its uncommitted and committed credit facilities will provide the Company with sufficient liquidity to meet its short-term and long-term working capital needs, planned capital expenditures, future contractual obligations and payment of its anticipated quarterly dividend.

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

FORWARD-LOOKING INFORMATION AND RISKS

From time to time, information we provide or information included in our filings with the SEC (including Management's Discussion and Analysis of Financial Condition and Results of Operations and the Notes to Consolidated Financial Statements in this Form 10-Q) may contain statements that are not historical facts, but are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or future financial performance and reflect management's expectations and opinions. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "could," "would," "should," "expect," "plan," "anticipate," "intend," "believe," "estimate," "predict," or "potential," or comparable terminology. These statements are only predictions, and our actual future results may differ significantly from those anticipated in any forward-looking statements due to numerous known and unknown risks, uncertainties and other factors. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed below and elsewhere in this report. These factors may not be exhaustive, and we cannot predict the extent to which any factor, or combination of factors, may cause actual results to differ materially from those predicted in any forward-looking statements. We undertake no responsibility to update publicly or revise any forward-looking statements, whether as a result of new information, future events or any other reason.

Risks, uncertainties and other factors that pertain to our business and the effects of which may cause our assets under management, earnings, revenues, profit margins, and/or our stock price to decline include: (1) the effects of the substantial competition that we, like all market participants, face in the investment management business, including competition for continued access to the brokerage firms' retail distribution systems and "wrap fee" managed account programs where the loss of such access would cause a resulting loss of assets;
(2) our inability to access third-party distribution channels to market our products; (3) the adverse effects of declines in securities markets on our assets under management and future offerings; (4) a decline in the market for closed-end mutual funds; (5) the adverse effects of increases in interest rates from their present levels on the net asset value of our assets under management that are invested in fixed-income securities and the magnifying effect such increases in interest rates may have on our leveraged closed-end exchange-traded funds; (6) the adverse effects of poor investment performance by our managers or declining markets resulting in redemptions, loss of clients, and declines in asset values; (7) our failure to comply with contractual requirements and/or guidelines in our client relationships, which could result in losses that the client could seek to recover from us and in the client withdrawing its assets from our management; (8) the competitive pressures on the management fees we charge; (9) our failure to comply with various government regulations such as the Investment Advisers Act and the Investment Company Act of 1940 and other federal and state securities laws that impose, or may in the future impose, numerous obligations on investment firms and the Securities Exchange Act of 1934 and other federal and state securities laws and the rules of National Association of Securities Dealers that impose, or may in the future impose, numerous obligations on our broker-dealer Nuveen Investments, LLC, where the failure to comply with such requirements could cause the SEC or other regulatory authorities to institute proceedings against our investment advisers and/or broker-dealer and impose sanctions ranging from censure and fines to termination of an investment adviser or broker-dealer's registration and otherwise prohibiting an adviser from serving as an adviser; (10) our reliance on revenues from investment management contracts that are subject to annual renewal by the independent board of trustees overseeing the related funds according to their terms; (11) the loss of key employees that could lead to loss of assets; (12) burdensome regulatory developments, including developments brought in response to perceived industry-wide regulatory violations and possible government regulation of the amount and level of fees charged by investment advisers; (13) the failure to realize the benefits of any future acquisitions; (14) the impact of recent accounting pronouncements; (15) the effect of increased leverage on us as a result of our incurring indebtedness in connection with our $600 million stock repurchase completed in 2005; and (16) unforeseen developments in litigation involving the securities industry or the Company.

                          PART I. FINANCIAL INFORMATION
       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                               SEPTEMBER 30, 2005

MARKET RISK

The following information, and information included elsewhere in this report, describes the key aspects of certain financial instruments that have market risk.

INTEREST RATE SENSITIVITY

As of September 30, 2005, we had $140 million outstanding under our senior revolving credit facility. The rate of interest payable under the agreement is, at the Company's option, a function of either one of various floating rate indices or the Federal Funds rate. We estimate that a 100 basis point increase in interest rates from the level at September 30, 2005 would result in a $0.4 million increase in interest expense for the remainder of the year; however it would have no impact on the fair value of the debt at September 30, 2005. In addition to the $140 million of debt outstanding under our revolving credit facility at September 30, 2005, we also had $550 million of senior unsecured notes, including $250 million of 5-year notes and $300 million of 10-year notes. The five-year notes will bear interest at an annual fixed rate of 5.0% payable semi-annually, beginning March 15, 2006. The 10-year senior notes will bear interest at an annual fixed rate of 5.5% payable semi-annually, also beginning March 15, 2006. A change in interest rates on our fixed debt would have had no impact on interest incurred or cash flow, but would have had an impact on the fair value of the debt. We estimate that a 100 basis point (1 percentage point) increase in interest rates from the levels at September 30, 2005 would have resulted in a net decrease in the fair value of our debt of approximately $23 million at September 30, 2005.

As of September 30, 2004, all of our long-term debt was at a fixed interest rate. A change in interest rates on our fixed debt would have had no impact on interest incurred or cash flow, but would have had an impact on the fair value of the debt. We estimate that a 100 basis point (1%) increase in interest rates from the levels at September 30, 2004 would have resulted in a net decrease in the fair value of our debt of approximately $10 million at September 30, 2004.

In anticipation of longer-term financing to replace the bridge credit agreement, the Company entered into a series of treasury rate lock transactions with an aggregate notional amount of $550 million. These treasury rate locks were accounted for as cash-flow hedges, as they hedged against the variability in future projected interest payments on the forecasted issuance of fixed rate debt (the longer-term financing that replaced the bridge credit agreement) attributable to changes in interest rates. These treasury rate locks were closed out during the third quarter of 2005 and were settled for a net payment to the Company of approximately $1.6 million. There were no open treasury rate lock transactions at either September 30, 2005 or September 30, 2004.

Our investments consist primarily of Company-sponsored managed investment funds that invest in a variety of asset classes. Additionally, the Company periodically invests in new advisory accounts (certain recently created product portfolios that are not yet being marketed) to establish a performance history prior to a potential product launch. Company-sponsored funds and accounts are carried on our consolidated financial statements at fair market value and are subject to the investment performance of the underlying sponsored fund or account. Any unrealized gain or loss is recognized upon the sale of the investment. The carrying value of the Company's investments in fixed-income funds or accounts, which expose us to interest rate risk, was approximately $41 million and $9 million at September 30, 2005 and 2004, respectively. We estimate that a 100 basis point (1 percentage point) increase in interest rates from the levels at September 30, 2005 would have resulted in a net decrease of approximately $2 million in the fair value of the fixed income investments at September 30, 2005. We estimate that a 100 basis point movement from the levels at September 30, 2004, would have resulted in an immaterial change in the fair value of the fixed income investments at September 30, 2004.

Also included in investments at September 30, 2005, are certain swap agreements and futures contracts that are sensitive to changes in interest rates. The futures contracts and swap agreements are being used to mitigate overall market risk related to our investments in recently created product portfolios that are not yet marketed. The fair value of these instruments totaled approximately $0.4 million at September 30, 2005. There were no such instruments at September 30, 2004. We estimate that a 100 basis point (1 percentage point) increase in interest rates from the levels at September 30, 2005 would have resulted in a net increase in the fair value of the open derivatives of $2 million.

EQUITY MARKET SENSITIVITY

As discussed above in the interest rate sensitivity section, we invest in certain Company-sponsored managed investment funds and accounts that invest in a variety of asset classes. The carrying value of the Company's investments in funds and accounts subject to equity price risk is approximately $43 million and $41 million at September 30, 2005 and 2004, respectively. We estimate that a 10% adverse change in equity prices would have resulted in decreases of approximately $4 million in the fair value of our equity securities at both September 30, 2005 and 2004. The model to determine sensitivity assumes a corresponding shift in all equity prices.

An adverse movement in the equity prices of our holdings in privately held companies cannot be easily quantified as our ability to realize returns on investment depends on the investees' ability to raise additional capital and/or derive cash inflows from continuing operations.

                         ITEM 4. CONTROLS AND PROCEDURES

Effective as of September 30, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chairman and Chief Executive Officer, President, and Senior Vice President, Finance, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, the Company's Chairman and Chief Executive Officer, President, and Senior Vice President, Finance concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report, and no changes are required at this time. In connection with management's evaluation, pursuant to the Exchange Act Rule 13a-15(d), no changes during the quarter ended September 30, 2005 were identified that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     As previously reported in the Company's Report on Form 10-K for 2004 and report on Form 10-Q for the second quarter of 2005, a putative class action lawsuit was filed on January 10, 2005 (James Jacobs et al v Nuveen Investments, Inc. et al., No. 05 C0143 (N.D. Ill.)) in federal district court in Chicago by an individual purporting to be a shareholder of one open-end fund sponsored by Nuveen. The defendants included Nuveen Investments, Inc., Nuveen Institutional Advisory Corp. (merged into NAM as of 1/1/05), NWQ Investment Management Company, LLC, Rittenhouse Asset Management, Inc., Institutional Capital Corp, and the individual Nuveen fund directors, including Nuveen's Chairman and Chief Executive Officer Timothy R. Schwertfeger. Purporting to sue on behalf of investors in all Nuveen-sponsored open-end mutual funds with equity holdings, the plaintiff alleged that the defendants breached common law fiduciary duties, duties of care and Sections 36(a) , 36(b) and 47(b) of the Investment Company Act of 1940 by failing to ensure that open-end funds participated in securities class action settlements for which these funds were eligible. The complaint contained no specific allegations that the Nuveen funds failed to participate in particular settlements but lists 136 settlements during the period from 1/10/2000 through 1/10/2005 and alleged that the funds failed to submit claims in some of those proceedings. The plaintiff claimed as damages disgorgement of fees paid to the investment advisers, compensatory damages, punitive damages, attorney's fees, and other unspecified relief. The Company filed a motion to dismiss the complaint on March 14, 2005.

     By Memorandum Opinion and Order dated July 20, 2005, the court granted the Company's motion to dismiss the complaint, dismissing the plaintiff's federal claims under Sections 36(a), 36(b), and 47(b) with prejudice, and dismissing the plaintiff's common law or state law claims without prejudice. The plaintiffs did not appeal this decision, which is now final.

     From time to time in the ordinary course of business, the Company is involved in legal matters such as disputes with employees or customers. There are currently no such matters that the Company feels are material.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                                                     ISSUER PURCHASES OF EQUITY SECURITIES
                                              --------------------------------------------------
                                                                         (c) Total   (d) Maximum
                                                                          Number        Number
                                                                         of Shares    of Shares
                                                                         Purchased     that May
                                              (a) Total                 as Part of      Yet Be
                                                Number    (b) Average    Publicly     Purchased
                                              of Shares    Price Paid    Announced    Under the
Period                                        Purchased    per Share      Program      Program
------                                        ---------   -----------   ----------   -----------
Share purchases prior to July 1, 2005 under
   current repurchase program:                4,684,847      $26.59      4,684,847    2,315,153
July 1, 2005 - July 31, 2005                         --          --             --    2,315,153
August 1, 2005 - August 31, 2005                     --          --             --    2,315,153
September 1, 2005 - September 30, 2005              404       38.44            404    2,314,749
                                              ---------      ------      ---------    ---------
   Total                                      4,685,251      $26.59      4,685,251    2,314,749
                                              ---------      ------      ---------    ---------

     As part of a share repurchase program approved and publicly announced on August 9, 2002, we are authorized to purchase up to 7.0 million shares of Class A common stock. As of September 30, 2005, there are approximately 2.3 million shares that may yet be purchased under the share repurchase program.

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

   1.1     Underwriting Agreement, dated August 4, 2005, among The St. Paul
           Travelers Companies, Inc., Nuveen Investments, Inc., United States
           Fidelity and Guaranty Company and Morgan Stanley & Co. Incorporated, as underwriters (Exhibit 10.1 to the Company's Form 8-K dated August
           4, 2005).

   1.2     Underwriting Agreement, dated as of September 7, 2005, among Nuveen
           Investments, Inc. and Citigroup Global Markets Inc. and UBS
           Securities LLC, as representatives of the several underwriters named in Schedule II thereto (Exhibit 1.1 to the Company's Form 8-K dated
           September 7, 2005).

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

   3.3     Amendment to Restated Certificate of Incorporation of the Company
           (Exhibit 3.1(b) to the Company's Form 10-K for year ended December
           31, 2002).

   3.4     Certificate of Ownership and Merger (Exhibit 3.1(c) to the Company's
           Form 10-K for year ended December 31, 2002).

   3.5     Amended and Restated By-Laws of the Company (Exhibit 3.2 to the
           Company's Form 10-K for year ended December 31, 1993).

   4.1     Indenture, dated as of September 12, 2005, between Nuveen
           Investments, Inc. and The Bank of New York Trust Company, N.A., as
           Trustee (Exhibit 4.1 to the Company's Form 8-K dated September 7,
           2005).

   4.2     First Supplemental Indenture, dated as of September 12, 2005, between
           Nuveen Investments, Inc. and The Bank of New York Trust Company,
           N.A., as Trustee (Exhibit 4.2 to the Company's Form 8-K dated
           September 7, 2005).

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

                                        NUVEEN INVESTMENTS, INC.
                                        (Registrant)


DATE: November 8, 2005                  By /s/ John P. Amboian
                                           -------------------------------------
                                           John P. Amboian
                                           President


DATE: November 8, 2005                  By /s/ Margaret E. Wilson
                                           -------------------------------------
                                           Margaret E. Wilson
                                           Senior Vice President, Finance
                                           (Principal Financial and Accounting
                                           Officer)

EXHIBIT INDEX

EXHIBIT NO.                               DESCRIPTION
-----------                               -----------
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

----------
*    filed herewith