Form 10-K
period 2005-12-31
NUVEEN INVESTMENTS INC
filed 2006-03-13
CIK 885708

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended DECEMBER 31, 2005.

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________.


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

Securities registered pursuant to Section 12(b)
      of the Act: Class A Common Stock,                 New York Stock Exchange
               $.01 par value                         (Name of each exchange on
               (Title of Class)                            which registered)

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

                             Yes   X     No
                                 -----     -----

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

                             Yes         No  X
                                 -----     -----

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          ----

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer  X    Accelerated filer       Non-accelerated filer
                       -----                   -----                       -----


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

                             Yes         No  X
                                 -----     -----

    The aggregate market value of the outstanding Common Stock held by non-affiliates of the Registrant as of June 30, 2005 was $2,244,862,822. This calculation does not reflect a determination that persons are affiliates for any other purposes.

    The number of shares of the Registrant's Common Stock outstanding at March 3, 2006 was 79,070,234 shares of Class A Common Stock, $.01 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Portions of Registrant's Proxy Statement (the "2006 Proxy Statement") relating to the annual meeting of stockholders to be held May 11, 2006 are incorporated by reference into Part III of this report.

                                     PART I

ITEM I.  BUSINESS

GENERAL

The principal businesses of Nuveen Investments, Inc. (the "Company" or "we" or "Nuveen Investments" or "our" where applicable) are asset management and related research, as well as the development, marketing and distribution of investment products and services for the affluent, high-net-worth and institutional market segments. We distribute our investment products and services, including individually managed accounts, closed-end exchange-traded funds ("closed-end funds") and open-end mutual funds ("open-end funds" or "mutual funds"), to affluent and high-net-worth market segments through unaffiliated intermediary firms including broker-dealers, commercial banks, affiliates of insurance providers, financial planners, accountants, consultants and investment advisors. We also provide managed account services, including privately offered partnerships, to several institutional market segments and channels.

The Company and its subsidiaries offer high-quality investment capabilities through five branded investment teams: NWQ, specializing in value-style equities; Nuveen Investments ("Nuveen"), managing fixed-income investments; Santa Barbara, committed to growth equities; Rittenhouse, focused on "blue-chip" growth equities, and Symphony, with expertise in alternative investments as well as equity and income portfolios.

Our operations are organized around our principal advisory subsidiaries, which are registered investment advisers under The Investment Advisers Act of 1940. Certain of these advisory subsidiaries manage various Nuveen Investments mutual funds and closed-end funds and others provide investment management services for individual and institutional managed accounts. Additionally, Nuveen Investments, LLC, a registered broker and dealer in securities under The Securities Exchange Act of 1934, provides investment product distribution and related services for the Company's managed funds and, through March of 2002, sponsored and distributed the Company's defined portfolios.

Various disclosures contained in this report constitute "forward-looking statements" that are subject to certain risks and uncertainties. See Item 1A. "Risk Factors" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Information and Risks" for more information on such risks and uncertainties.

COMPANY HISTORY AND ACQUISITIONS

The Company, headquartered in Chicago, is the successor to a business formed in 1898 by Mr. John Nuveen that served as an underwriter and trader of municipal bonds. This core business was augmented in 1961 when the Company developed and introduced its first municipal defined portfolio, which is a fixed portfolio of municipal securities selected and purchased by the Company and deposited in a trust. The Company introduced its first municipal mutual fund in 1976, its first municipal money market fund in 1981, and its first municipal closed-end fund in 1987. The Company began providing individual managed account services to investors in early 1995, and since 1996 the Company has offered an increasingly wider range of equity-based managed funds and accounts to its target markets.

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

On July 16, 2001, the Company completed the acquisition of Symphony Asset Management, LLC ("Symphony"). Symphony is an institutional investment manager based in San Francisco. As a result of the acquisition, the Company's product offerings expanded to include alternative investments designed to reduce risk through market-neutral and other strategies in several equity and fixed-income asset classes. Symphony also manages several long-only portfolios for the Company.

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

On October 3, 2005, the Company completed the acquisition of Santa Barbara Asset Management ("Santa Barbara"). Santa Barbara specializes in mid- to large-cap and small- to mid-cap growth equities, primarily with institutions and high-net-worth investors.

In the first quarter of 2006, a separate investment management platform was established dedicated to international and global investing. This new unit was named Tradewinds NWQ Global Investors, LLC, and is another distinct, independent and separately branded investment team and platform that comprises Nuveen Investments. This team previously managed international and global value portfolios as part of NWQ. Of the assets managed by NWQ at December 31, 2005, approximately $15 billion are now part of Tradewinds.

The Company was incorporated in the State of Delaware on March 23, 1992, as a wholly owned subsidiary of The St. Paul Companies, Inc. (now The St. Paul Travelers Companies, Inc. ("St. Paul Travelers" or "STA")). John Nuveen & Co. Incorporated, the predecessor of the Company (now named Nuveen Investments, LLC), had been a wholly owned subsidiary of St. Paul Travelers since 1974. During 1992, St. Paul Travelers sold a portion of its ownership interest in the Company through a public offering.

On April 7, 2005, St. Paul Travelers sold approximately 40 million shares of our common stock in a secondary underwritten public offering at $34.00 per share. Concurrent with the secondary offering, St. Paul Travelers sold to Merrill Lynch and Morgan Stanley on a forward basis approximately 12 million shares of Nuveen Investments, Inc. common stock. In addition, the Company repurchased $600 million (or approximately 18 million shares) of Nuveen Investments' common stock directly from St. Paul Travelers at a price of $32.98 per share. Upon the closing of the secondary offering on April 7, 2005, the Company was no longer a majority-owned subsidiary of St. Paul Travelers, and as of the end of September 2005, all of St. Paul Travelers' remaining ownership interest in us had been sold.

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

GROSS SALES OF INVESTMENT PRODUCTS

The following table summarizes gross sales for the Company's products for the past three years:

                       GROSS SALES OF INVESTMENT PRODUCTS
                                 (IN THOUSANDS)


                                                 YEAR ENDED DECEMBER 31,
                                       ---------------------------------------------
                                           2005             2004            2003
                                       -----------      -----------      -----------
Managed Accounts:
  Retail                               $15,602,815      $15,497,165      $ 7,943,426
  Institutional                          6,297,292        5,939,308        2,335,561
                                       -----------      -----------      -----------
     Total                              21,900,107       21,436,473       10,278,987

Mutual Funds:
  Municipal                              2,497,685        1,381,353        1,428,389
  Equity and Income                        693,359          243,445          107,347
                                       -----------      -----------      -----------
     Total                               3,191,044        1,624,798        1,535,736

Closed-End Exchange-Traded Funds:
  Municipal                                     14          161,004          594,626
  Taxable Fixed Income                     274,270        1,706,036        5,688,775
  Equity and Income                      2,027,659        1,021,154                -
                                       -----------      -----------      -----------
     Total                               2,301,943        2,888,194        6,283,401
                                       -----------      -----------      -----------

Total Sales                            $27,393,094      $25,949,465      $18,098,124
                                       ===========      ===========      ===========


NET FLOWS OF INVESTMENT PRODUCTS

The following table summarizes net flows (equal to the sum of sales, reinvestments and exchanges less redemptions) for the Company's products for the past three years:

                                    NET FLOWS
                                 (IN THOUSANDS)

                                                  YEAR ENDED DECEMBER 31,
                                      ---------------------------------------------
                                         2005              2004            2003
                                      -----------      -----------      -----------
Managed Accounts:
  Retail                              $ 6,561,967      $ 8,367,137      $ 2,921,607
  Institutional                         2,829,633        3,455,259          (20,835)
                                      -----------      -----------      -----------
         Total                          9,391,600       11,822,396        2,900,772

Mutual Funds:
  Municipal                             1,390,945          280,449          372,709
  Equity and Income                       443,566            7,437         (140,007)
                                      -----------      -----------      -----------
         Total                          1,834,511          287,886          232,702

Closed-End Exchange-Traded Funds        2,358,952        2,911,406        6,304,661
                                      -----------      -----------      -----------

Total                                 $13,585,063      $15,021,688      $ 9,438,135
                                      ===========      ===========      ===========

NET ASSETS UNDER MANAGEMENT

The following table shows net assets managed by the Company at December 31 for each of the past three years:

                           NET ASSETS UNDER MANAGEMENT
                                  (IN MILLIONS)

                                                   DECEMBER 31,
                                       ------------------------------------
                                         2005          2004          2003
                                       --------      --------      --------
Managed Accounts:
     Retail                            $ 47,675      $ 36,975      $ 25,676
     Institutional                       21,950        15,582        10,301
                                       --------      --------      --------
       Total                             69,625        52,557        35,977

Mutual Funds:
     Municipal                           12,675        11,381        11,101
     Equity and Income                    1,820         1,299         1,184
                                       --------      --------      --------
        Total                            14,495        12,680        12,285

Closed-End Exchange-Traded Funds:
     Municipal                           35,682        35,934        35,743
     Taxable Fixed Income                12,352        12,414        11,351
     Equity and Income                    3,963         1,868             -
                                       --------      --------      --------
        Total                            51,997        50,216        47,094
                                       --------      --------      --------

Total                                  $136,117      $115,453      $ 95,356
                                       ========      ========      ========


ASSET MANAGEMENT

INVESTMENT CAPABILITIES OVERVIEW

The Company, through its advisory subsidiaries, offers five primary investment styles: value equities through NWQ; fixed-income through Nuveen; growth equities through Santa Barbara; "blue-chip" growth equities through Rittenhouse; and core equity, fixed-income and hedged alternative investments through Symphony. Within these primary investment styles, the Company sponsors several product structures, including separately managed accounts, closed-end funds and mutual funds. In its capacity as an adviser, the Company is responsible for the execution of the investment policies of the various funds or managed accounts it advises. Investment decisions for each fund or account are made by the portfolio management teams responsible for the fund or managed account.

Our NWQ portfolio team specializes in value-oriented equity investments with a philosophy of investing in undervalued companies with identified catalysts to improve profitability and/or unlock value. Nuveen's fixed-income style concentrates primarily on the research, selection and management of municipal bond portfolios as well as a number of taxable strategies with the goal of generating attractive current income. Our Santa Barbara portfolio team primarily invests in mid- to large-cap and small- to mid-cap companies that exhibit stable and consistent earnings growth. Our Rittenhouse portfolio team follows a "blue-chip" growth stock strategy that centers generally on identifying large capitalization companies that are financially strong, are global leaders in their industries and generally have demonstrated consistent and predictable above-average long-term growth in earnings and, if applicable, in dividends. Symphony's hedged alternative investment disciplines are designed to reduce the systematic risk of investing in several equity and fixed-income asset classes with the goal of producing positive returns regardless of broad market direction. Symphony also manages a number of "core" equity long-only portfolios that leverage Symphony's unique multi-style process that combines quantitative analysis with qualitative insight. The Company also offers investment products in a variety of taxable income styles including preferred securities, convertible securities, real estate investment trusts ("REITs"), senior loans and emerging market debt. Several of these styles provide access to other specialized, unaffiliated investment managers through sub-advisory arrangements.

The Company has traditionally had a very low employment turnover rate among its portfolio managers. The majority of the Company's portfolio managers, as well as those employed by sub-advisers, have devoted most of their professional careers to the analysis, selection and surveillance of the types of securities held in the funds or accounts they manage.

SPONSORED PRODUCTS

MANAGED ACCOUNTS
The Company provides tailored investment management services for individuals and institutions through traditional managed accounts. Managed accounts are individual portfolios of stocks and bonds that offer investors the opportunity for a greater degree of tax planning and customization than packaged products. Our managed account offerings include large-cap growth and value accounts, small-cap and mid-cap growth and value accounts, small-cap core accounts, international equity accounts, blends of stocks and bonds, and market-neutral as well as tax-free and taxable fixed-income accounts. Accounts managed by Symphony include privately offered hedge funds. Symphony offers single- and multi-strategy market-neutral hedged portfolios across different asset classes and capitalization ranges: Large Cap U.S. Equities, Small Cap U.S. Equities, Convertible-Bond Arbitrage, Credit Arbitrage and Senior Loans. Portfolios are managed through privately offered on-shore limited partnerships, off-shore funds, and separately managed accounts. Some separate accounts, partnerships and funds employ investment leverage. In addition, some clients may choose to overlay Symphony's strategies with futures contracts.

CLOSED-END FUNDS
As of December 31, 2005, the Company sponsored 114 closed-end funds that are actively managed. Of these funds, 98 invest exclusively in municipal securities. Of the remaining 16 funds, three invest primarily in senior loans, one invests in REITs, two invest in a blend of income and equity strategies, two invest in preferred and convertible securities, three invest solely in preferred securities, four invest in equity index and option securities and one invests primarily in adjustable rate securities. Closed-end funds do not continually offer to sell and redeem their shares. Rather, daily liquidity is provided by the ability to trade the shares of these funds on the New York Stock Exchange, the American Stock Exchange and the NASDAQ, at prices that may be above or below the shares' net asset value. The municipal closed-end funds include insured and uninsured national and single-state funds. Most of these funds have a "leveraged" capital structure through the issuance of both common and preferred shares. The dividends paid to preferred shareholders are based on short-term tax-free interest rates, while the proceeds from the issuance of preferred shares are invested by the funds in longer-term municipal securities. This leveraged capital structure is designed to generate additional dividend potential for the common shareholders based on the historically observed differences between short-term and long-term interest rates. The closed-end funds that invest in senior loans, REITs, taxable income and equity strategies, preferred and convertible securities and preferred securities also have leveraged capital structures. They use preferred shares or short-term borrowings in a manner consistent with the municipal closed-end funds, in an attempt to generate additional incremental income for common shareholders. If the preferred share dividend rate or short-term borrowing rate were to exceed the net rate of return earned by a fund's investment portfolio for an extended period, the fund's Board of Directors may consider redeeming the outstanding preferred shares or reducing the short-term borrowings. In addition, the fund's Board may consider repurchasing shares or converting the fund from its closed-end exchange-traded status into an open-end fund if the fund persistently trades on the stock exchange at deep discounts to its net asset value per share. Either of these situations may negatively affect total assets under management.

MUTUAL FUNDS
As of December 31, 2005, the Company offered 39 equity, balanced and municipal open-end mutual funds. These funds are actively managed and continuously offered to sell their shares at prices based on the daily net asset values of their portfolios. Daily redemption at net asset value is offered by all 39 funds. Of the 39 mutual funds, the Company offers 30 national and state-specific municipal funds that invest substantially all of their assets in diversified portfolios of limited-term, intermediate-term or long-term municipal bonds. The Company offers 9 mutual funds that invest exclusively in U.S. equities, international equities, or in portfolios combining equity with taxable fixed-income or municipal securities.

OVERVIEW
The relative attractiveness of the Company's managed accounts, mutual funds and closed-end funds to investors depends upon many factors, including current and expected market conditions, the performance histories of the funds, their current yields, the availability of viable alternatives and the level of continued participation by the unaffiliated, third party firms that distribute the Company's funds to their customers.

The assets under management of managed accounts, mutual funds and closed-end funds are affected by changes in the market values of the underlying securities. Changing market conditions may cause positive or negative shifts in valuation, and subsequently in the advisory fees earned from these assets.

At December 31, 2005, Nuveen, NWQ, Santa Barbara, Rittenhouse and Symphony managed 55%, 34%, 3%, 4% and 4% of the Company's total assets, respectively.

ADVISORY FEES

The Company provides investment management services to funds, accounts and portfolios pursuant to investment management agreements. With respect to managed accounts, Rittenhouse, Santa Barbara, Nuveen, Symphony and NWQ generally receive fees, on a quarterly basis, based on the value of the assets managed on a particular date, such as the first or last calendar day of a quarter, or on the average asset value for the period. Symphony also receives performance fees earned on certain institutional accounts and hedge funds based on the performance of the accounts. With respect to mutual funds and closed-end funds, the Company receives fees based either on each fund's average daily net assets or on a combination of the average daily net assets and gross interest income.

Pursuant to sub-advisory agreements: Institutional Capital Corporation ("ICAP") performs portfolio management services on behalf of three of the equity-based mutual funds; Security Capital Research & Management Incorporated ("SC") performs portfolio management services for our REIT closed-end fund and diversified dividend and income closed-end fund; Wellington Management Company, LLP ("WM") performs portfolio management services for the diversified dividend and income closed-end fund; Spectrum Asset Management, Inc. ("SM") performs portfolio management services for the three preferred securities closed-end funds, two preferred and convertible income closed-end funds and the tax-advantaged floating rate closed-end fund; Froley, Revy Investment Co., Inc. ("FR") performs portfolio management services for the two preferred and convertible income closed-end funds; and Gateway Advisors ("GA") performs portfolio management services for four equity index and option funds. The Company has a 23% non-voting minority equity ownership interest in ICAP, but has no equity ownership interest in SC, WM, SM, FR or GA.

Advisory fees, net of sub-advisory fees and expense reimbursements, earned on managed assets for each of the past three years are shown in the following table:


                          NET INVESTMENT ADVISORY FEES
                                 (IN THOUSANDS)


                                               YEAR ENDED DECEMBER 31,
                                      -----------------------------------------
                                         2005           2004            2003
                                      ---------       ---------       ---------
Managed Accounts                      $ 239,612       $ 173,094       $ 122,961

Closed-End Exchange-Traded Funds        249,523         239,295         220,701

Mutual Fund Advisory Fees                70,615          63,578          61,612
Less: Reimbursed Expenses                   (87)           (153)           (427)
                                      ---------       ---------       ---------
      Net Advisory Fees                  70,528          63,425          61,185

Total                                 $ 559,663       $ 475,814       $ 404,847
                                      =========       =========       =========



The Company's advisory fee schedules currently provide for maximum annual fees ranging from 0.45% to 0.60% in the case of the municipal mutual funds, and 0.75% to 1.05% in the case of the equity and income mutual funds. Maximum fees in the case of the closed-end funds currently range from 0.35% to 0.90% of total net assets, except with respect to five select portfolios. The investment management agreements for these select portfolios provide for annual advisory fees ranging from 0.25% to 0.30%. Additionally, for 57 funds offered since 1999, the investment management agreement specifies that for at least the first five years the Company will waive a portion of management fees or reimburse other expenses. The investment management agreement provides for waived management fees or reimbursements of other expenses ranging from 0.20% to 0.45% for the first five years. In each case, the management fee schedules provide for reductions in the fee rate at increased asset levels.

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

Pursuant to sub-advisory agreements, the Company, through its advisory subsidiaries, performs portfolio management services on behalf of two equity-based closed-end funds and a Canadian senior loan fund traded on the Toronto Stock Exchange. These sub-advisory agreements are with IQ Investment Advisors, a subsidiary of Merrill Lynch, and Fairway Capital Management, respectively. The Company earns sub-advisory fees based on the assets in the funds it sub-advises.

INVESTMENT MANAGEMENT AGREEMENTS

Each managed fund has entered into an investment management agreement with a Nuveen Investments advisory subsidiary (each, an "Adviser"). Although the specific terms of each agreement vary, the basic terms are similar. Pursuant to the agreements, the Adviser provides overall management services to each of the funds, subject to the supervision of each fund's Board of Directors and in accordance with each fund's investment objectives and policies. The investment management agreements are approved initially by fund shareholders and their continuance must be approved annually by the directors of the respective funds, including a majority of the directors who are not "interested persons" of the Adviser, as defined in the Investment Company Act of 1940. Amendments to such agreements typically must be approved by fund shareholders. Each agreement may be terminated without penalty by either party upon 60 days' written notice, and terminates automatically upon its assignment (as defined in the Investment Company Act of 1940). Such an "assignment" will take place in the event of a change in control of the Adviser. Under the Investment Company Act of 1940, a change in control of the Adviser would be deemed to occur in the event of certain changes in the ownership of the Company's voting stock. The termination of all or a portion of the investment management agreements, for any reason, could have a material adverse effect on the Company's business and results of operations.

Each fund bears all expenses associated with its operations, including the costs associated with the issuance and redemption of securities, where applicable. The fund does not bear compensation expenses of directors and officers of the fund who are employed by the Company or its subsidiaries. Some of the Company's investment management agreements provide that, to the extent certain enumerated expenses exceed a specified percentage of a fund's or a portfolio's average net assets for a given year, the Adviser will absorb such excess through a reduction in the management fee and, if necessary, pay such expenses so that the year-to-date net expense will not exceed the specified percentage. In addition, the Company may voluntarily waive all or a portion of its advisory fee from a fund, and/or reimburse expenses, for competitive reasons. Reimbursed expenses for mutual funds, including voluntary waivers, totaled $0.1 million during the year ended December 31, 2005. The Company expects to continue voluntary waivers at its discretion. The amount of such waivers may be more or less than historical amounts.

Services provided by NWQ, Santa Barbara, Rittenhouse, Nuveen and Symphony to each of the individual accounts are also governed by management contracts, which are customized to suit a particular account. A majority of these contracts and of Rittenhouse's, Nuveen's and NWQ's assets under management involve investment management services provided to clients who are participants in "wrap-fee" programs sponsored by unaffiliated investment advisers or broker-dealers. Such agreements, and the other investment agreements to which Rittenhouse, NWQ and Nuveen are parties, generally provide that they can be terminated without penalty upon written notice by either party within any specified period. Under the provisions of the Investment Advisers Act of 1940, such investment management agreements may not be assigned to another manager without the client's consent. The term "assignment" is broadly defined under this Act to include any direct or indirect transfer of the contract or of a controlling block of the adviser's stock by a security holder.

OVERVIEW OF DISTRIBUTION AND RELATIONSHIPS WITH DISTRIBUTORS

The Company distributes its investment products and services, including separately managed accounts, closed-end funds and mutual funds, through registered representatives associated with unaffiliated national and regional broker-dealers, commercial banks and thrifts, broker-dealer affiliates of insurance agencies and independent insurance dealers, financial planners, accountants, and tax consultants ("retail distribution firms") and through unaffiliated consultants serving institutional markets. The Company also provides investment products and services directly to institutional markets. The Company's distribution strategy is to maximize the accessibility and distribution potential of its investment products by maintaining strong relationships with a broad array of registered representatives and independent advisors and consultants. The Company has well-established relationships with registered representatives in retail distribution firms throughout the country. These registered representatives participate to varying degrees in the Company's marketing programs, depending upon any one or more of the following factors: their interest in distributing investments provided by the Company; their perceptions of the relative attractiveness of the Company's managed funds and accounts; the profiles of their customers and their clients' needs; and the conditions prevalent in financial markets.

Registered representatives may reduce or eliminate their involvement in marketing the Company's products at any time, or may elect to emphasize the investment products of competing sponsors, or the proprietary products of their own firms. Registered representatives may receive compensation incentives to sell their firm's investment products or may choose to recommend to their customers investment products sponsored by firms other than the Company. This decision may be based on such considerations as investment performance, types and amount of distribution compensation, sales assistance and administrative service payments, and level and quality of customer service. In addition, a registered representative's ability to distribute the Company's mutual funds is subject to the continuation of a selling agreement between the firm with which the representative is affiliated and the Company. A selling agreement does not obligate the retail distribution firm to sell any specific amount of products and typically can be terminated by either party upon 60 days notice. Redeemable managed assets (consisting of managed accounts and mutual funds) held in accounts at Merrill Lynch produced 7% of consolidated operating revenue in 2005, the largest percentage of any of our distribution firms.

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

Common shares of closed-end funds are initially sold to the public in offerings that are underwritten by a syndication group, including the Company, through our Nuveen Investments, LLC broker-dealer. Underwriting fees earned are dependent upon our level of participation in the syndicate. During the year ended December 31, 2005, there were four new closed-end fund offerings.

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

GENERAL BUSINESS DISCUSSIONS

ADVERTISING AND PROMOTION

The Company provides individual registered representatives with daily prices, weekly, monthly and quarterly sales bulletins, monthly product, statistical and performance updates, product education programs, product training seminars, and promotional programs coordinated with its advertising campaigns. In addition, the Company regularly coordinates its marketing and promotional efforts with individual registered representatives. The Company also augments its marketing efforts through magazine, newspaper and television advertising, targeted direct mail and telemarketing sales programs, web-based marketing and sponsorship of certain sports and civic activities.

EMPLOYEES

At December 31, 2005, the Company had 743 full-time employees. Employees are compensated with a combination of salary, cash bonus and fringe benefits. In addition, the Company has sought to retain its key and senior employees through competitive compensation arrangements, which include equity-based incentive awards. The Company considers its relations with its employees to be good.

COMPETITION

The Company is subject to substantial competition in all aspects of its business. The registered representatives that distribute the Company's investment products also distribute numerous competing products, often including products sponsored by the retail distribution firms where they are employed. There are relatively few barriers to entry for new investment management firms. The Company's managed account business is also subject to substantial competition from other investment management firms seeking to be approved as managers in the various "wrap-fee" programs. The sponsor firms have a limited number of approved managers at the highest and most attractive levels of their programs and closely monitor the investment performance of such firms on an on-going basis as they evaluate which firms are eligible for continued participation in these programs. The Company is also subject to competition in obtaining the commitment of underwriters to underwrite its closed-end fund offerings. To the extent the increased competition for underwriting and distribution causes higher distribution costs, the Company's net revenue and earnings will be reduced. Investment products are sold to the public by broker-dealers, banks, insurance companies and others, and many competing investment product sponsors offer a broader array of investment products. Many of these institutions have substantially greater resources than the Company. In addition, continuing consolidation in the financial services industry is altering the landscape in which the Company's distributors compete and the economics of many of the products they offer. The effect that these continuing changes in the brokerage and investment management industries will have on the Company and its competitors cannot be predicted. The Company competes with other providers of products primarily on the basis of the range of products offered, the investment performance of such products, quality of service, fees charged, the level and type of broker compensation, the manner in which such products are marketed and distributed, and the services provided to registered representatives and investors.

REGULATORY

Nuveen Investments, LLC is registered as a broker-dealer under the Securities Exchange Act of 1934 and is subject to regulation by the Securities and Exchange Commission (the "SEC"), the NASD Regulation, Inc. (the "NASD") and other federal and state agencies and self-regulatory organizations. Nuveen Investments, LLC is subject to the SEC's Uniform Net Capital Rule, designed to enforce minimum standards regarding the general financial condition and liquidity of a broker-dealer. Under certain circumstances, this rule may limit the ability of the Company to make withdrawals of capital and receive dividends from Nuveen Investments, LLC. Nuveen Investments, LLC's regulatory net capital has consistently exceeded such minimum net capital requirements. At December 31, 2005, Nuveen Investments, LLC had aggregate net capital, as defined, of approximately $20.1 million, which exceeded the regulatory minimum by approximately $18.5 million. The securities industry is one of the most highly regulated in the United States, and failure to comply with related laws and regulations can result in the revocation of broker-dealer licenses, the imposition of censures or fines, and the suspension or expulsion of a firm and/or its employees from the securities business.

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

The Company's officers, directors, and employees may, from time to time, own securities that are also held by one or more of the funds. The Company's internal policies with respect to individual investments require prior clearance of all transactions in securities of the Company and other restrictions are imposed with respect to transactions in the Company's closed-end fund securities. Employees who are access persons of the Rittenhouse, Symphony, NWQ, Santa Barbara or Nuveen investment disciplines are subject to additional restrictions with respect to the pre-clearance of the purchase or sale of securities held in, or considered for, investor accounts and funds. These restrictions are based on the position of the employee and his or her access to, or participation in, the investment process of the adviser. The Company also requires employees to report transactions in certain covered securities and restricts certain transactions so as to seek to avoid the possibility of improper use of information relating to management of client accounts.

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

AVAILABLE INFORMATION

The Company's website is www.nuveen.com. The Company makes available free of charge through its internet site, via a link to a third party provider, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Forms 3, 4 and 5 filed on behalf of directors and executive officers, and any amendments to these reports filed or furnished pursuant to the Securities Exchange Act of 1934 as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A.  RISK FACTORS

RISKS RELATING TO OUR BUSINESS

WE FACE SUBSTANTIAL COMPETITION IN THE INVESTMENT MANAGEMENT BUSINESS.

All aspects of our business are subject to substantial competition. This includes competition for continued access to brokerage firms' retail distribution systems and "wrap fee" managed account programs. The loss of such access could result in a loss of assets under management, which could adversely affect our revenues. In addition, in part as a result of the substantial competition in the asset management industry, there has been a trend toward lower fees in some segments of the asset management business. In order for us to maintain our fee structure in a competitive environment, we must be able to provide clients with investment returns and service that will encourage them to be willing to pay such fees. There can be no assurance that we will be able to maintain our current fee structure or that we will be able to develop new products that the market or our registered representatives find attractive. Fee reductions on existing or future business could have an adverse impact on our revenue and profitability.

OUR BUSINESS RELIES ON THIRD-PARTY DISTRIBUTION PROGRAMS.

Our ability to distribute our products is highly dependent on access to the client base of financial advisors that also offer competing investment products. Registered representatives who recommend our products may reduce or eliminate their involvement in marketing our products at any time, or may elect to emphasize the investment products of competing sponsors, or the proprietary products of their own firms. In addition, registered representatives may receive compensation incentives to sell their firm's investment products or may choose to recommend to their customers investment products sponsored by firms other than us. In addition, a registered representative's ability to distribute our mutual funds is subject to the continuation of a selling agreement between the firm with which the representative is affiliated and us. We cannot be sure that we will continue to gain access to these financial advisors. The inability to have this access could have a material adverse effect on our business.

DECLINES IN SECURITIES MARKETS OR POOR INVESTMENT PERFORMANCE MAY ADVERSELY AFFECT OUR ASSETS UNDER MANAGEMENT AND OUR FUTURE OFFERINGS.

Securities markets are inherently volatile and may be impacted by factors beyond our control, including such factors as global, national and local political and economic conditions, inflation, investor preferences and legal and regulatory changes. Declines in securities markets may reduce our assets under management and sales of our products, and, as a result, adversely affect our revenues. In addition, our investment performance is one of the primary factors associated with the success of our business. Poor investment performance by our managers could adversely affect our revenue and growth as a result of a reduction in assets under management and redemptions by existing clients, which would result in lower investment management fees, reduction in performance fees earned by our businesses, as well as a diminished ability to sell our products and attract new funds in future offerings.

FLUCTUATIONS IN INTEREST RATES COULD ADVERSELY AFFECT OUR ASSETS UNDER
MANAGEMENT.

A substantial portion of our assets under management are invested in fixed-income securities. Increases in interest rates from their present levels may adversely affect the net asset values of these assets. In addition, increases in interest rates may have a magnified adverse effect on our leveraged closed-end funds. Moreover, fluctuations in interest rates may have a significant impact on securities markets, which may adversely affect our assets under management.

OUR BUSINESS IS DEPENDENT UPON OUR RETAINING OUR KEY PERSONNEL.

Our executive officers, investment professionals and senior marketing personnel are highly important elements of the success of our business. The market for qualified personnel to fill these roles is extremely competitive. We anticipate that we will need to recruit and retain qualified investment professionals and marketing personnel. However, we may not be successful in our efforts to recruit and retain the required personnel. The loss of key personnel or the inability to recruit and retain portfolio managers or marketing personnel could have a material adverse effect on our business.

OUR BUSINESS IS SUBJECT TO EXTENSIVE REGULATION, AND COMPLIANCE FAILURES AND CHANGES IN REGULATION COULD ADVERSELY AFFECT US.

Our investment advisory business is subject to client guidelines and contractual and other requirements. A failure to adhere to these guidelines or satisfy these requirements could result in client withdrawals and could result in losses which could be recovered by the client from us in certain circumstances. Our businesses are also subject to extensive regulation, including by the SEC and the NASD. Our failure to comply with applicable laws, regulations or rules of self-regulatory organizations could cause regulatory authorities to institute proceedings against us or our subsidiaries and could result in the imposition of sanctions ranging from censure and fines to termination of an investment adviser or broker-dealer's registration and otherwise prohibiting an investment adviser from acting as an investment adviser. Changes in laws, regulations, rules of self-regulatory organizations or in governmental policies, and unforeseen developments in litigation targeting the securities industry generally or us, could have a material adverse effect on us. The impact of future accounting pronouncements could also have a material adverse affect upon us.

OUR REVENUES WILL DECREASE IF OUR INVESTMENT ADVISORY CONTRACTS ARE TERMINATED.

A substantial portion of our revenues are derived from investment advisory agreements. Our investment advisory agreements with registered fund clients are approved initially by the sole fund shareholder and their continuance must be approved annually by the trustees of the respective funds, including a majority of the trustees who are not "interested persons" of our relevant advisory subsidiary or the fund, as defined in the Investment Company Act of 1940, as amended, to which we refer as the "Investment Company Act". Amendments to these agreements typically must be approved by funds' boards of trustees and, if material, by the shareholders. Each agreement may be terminated without penalty by either party upon 60 days written notice. In addition, under the Investment Company Act, each of the investment advisory agreements of our advisory subsidiaries with registered fund clients would terminate automatically upon its assignment (as defined in the Investment Company Act). Our investment advisory agreements with advisory clients other than registered fund clients generally provide that they can be terminated without penalty upon written notice by either party within any specified period. Under the provisions of the Investment Advisers Act of 1940, as amended, to which we refer as the "Investment Advisers Act", those investment advisory agreements may not be assigned without the client's consent. The term "assignment" is broadly defined under the Investment Company Act and the Investment Advisers Act to include any direct or indirect transfer of the contract or of a controlling block of the adviser's stock by a security holder. The termination of all or a portion of the investment advisory agreements, for any reason, could have a material adverse effect on our business and results of operations.

FAILURE TO COMPLY WITH CLIENT CONTRACTUAL REQUIREMENTS AND/OR GUIDELINES COULD HAVE NEGATIVE CONSEQUENCES WHICH COULD CAUSE OUR EARNINGS OR STOCK PRICE TO DECLINE.

When clients retain us to manage assets or provide products or services on their behalf, they specify guidelines or contractual requirements that we are required to observe in the provision of our services. A failure to comply with these guidelines or contractual requirements could result in damage to our reputation or to the client seeking to recover losses from us, reducing its assets under management, or terminating its contract with us, any of which could cause our earnings or stock price to decline.

WE MAY CONTINUE TO ACQUIRE OTHER COMPANIES, AND THE EXPECTED BENEFITS OF SUCH ACQUISITIONS MAY NOT MATERIALIZE.

Acquisitions of complementary businesses and development of strategic alliances have been and may continue to be an active part of our overall business strategy. Services, key personnel or businesses of acquired companies may not be effectively assimilated into our business or service offerings and our alliances may not be successful. Moreover, we may be unable to retain the clients of the companies we acquire, or achieve expected cost reductions or economies of scale.

RECENT INCREASES IN INDEBTEDNESS COULD INCREASE THE COSTS OF OUR BORROWING AND MAKE IT MORE DIFFICULT TO RAISE ADDITIONAL CAPITAL IN THE FUTURE.

In 2005, we issued $550 million of senior unsecured notes, and incurred $150 million in outstanding borrowings under our $400 million credit facility, principally to refinance existing debt and to finance the repurchase of $600 million of our common stock from STA. See "Item 1. "Business -
Company History and Acquisitions." These obligations have resulted in a significant increase in leverage compared to our capital structure prior to their incurrence, which will increase our borrowing costs and could adversely affect our ability to raise additional capital in the future.

WE ARE DEPENDENT UPON ACCESS TO THE REVENUES OF OUR SUBSIDIARIES.

Our cash flow and our ability to service our debt are dependent upon access to the revenues of our subsidiaries. Our subsidiaries are separate and distinct legal entities and generally have no obligation to pay the indebtedness or other obligations of Nuveen Investments, Inc.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The Company is headquartered in Chicago, and has other primary offices in Los Angeles, CA, San Francisco, CA, Santa Barbara, CA and Radnor, PA. The company also has sales representatives located nationally. The Company leases approximately 315,000 square feet of office space across the country. Management believes that the Company's facilities are adequate to serve its currently anticipated business needs. The Company has also used, registered, and/or applied to register certain service marks to distinguish its investment products and services from its competitors in the U.S. and in foreign countries and jurisdictions. The Company enforces its service marks and other intellectual property rights in the U.S. and abroad.

ITEM 3.  LEGAL PROCEEDINGS

From time to time, the Company is involved in legal matters relating to claims arising in the ordinary course of business such as disputes with employees or customers, and in regulatory inquiries that may involve the industry generally or be specific to the Company. There are currently no such matters or inquiries pending that the Company believes would have a material adverse effect on our business or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the quarter ended December 31, 2005.

SUPPLEMENTAL ITEM - EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages and positions of the executive officers of the Company as of December 31, 2005, are set forth below. Unless otherwise indicated in the following descriptions, each of the following executive officers and other key officers has held his or her current position with the Company or its predecessor for more than the past five years.

 EXECUTIVE OFFICERS                         AGE   PRINCIPAL POSITION
 ------------------                         ---   ------------------
 Timothy R. Schwertfeger.................   56    Chairman, Chief Executive Officer and Director
 John P. Amboian.........................   44    President and Director
 William Adams IV........................   50    Executive Vice President, U.S. Structured
                                                  Products
 Alan G. Berkshire.......................   45    Senior Executive Vice President and Secretary
 Alan A. Brown...........................   43    Executive Vice President, Mutual Funds
 John L. MacCarthy.......................   46    Senior Vice President and General Counsel
 Margaret E. Wilson......................   50    Senior Vice President, Finance


All executive officers of the Company serve at the pleasure of the Company's board of directors. There are no family relationships between any of the Company's executive officers, key officers and directors, and there are no arrangements or understandings between any of these executive officers and any other persons pursuant to which the executive officer was appointed. Each of Mr. Schwertfeger and Mr. Amboian is party to an employment agreement with the Company that is subject to automatic one-year extensions if the executive remains employed by the Company.

Mr. Schwertfeger has been Chairman and Chief Executive of the Company and its various subsidiaries since 1996. He also served as Chairman of the Nuveen Investments Funds and as a Director of Institutional Capital Corporation for the same period.

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

Mr. Berkshire has been Senior Executive Vice President, Institutional Business Development since March 2006. Prior to that time, he was Senior Vice President and General Counsel of the Company since April 1999 and Secretary since May 1998. He joined the Company in September 1997 as Vice President and General Counsel.

Mr. Brown has been Executive Vice President since October of 2005. He joined the Company in November of 2001 as Managing Director, Chief Marketing Officer. Prior thereto, he served as Chief Marketing Officer at Amazon.com effective September 2000.

Mr. MacCarthy became Senior Vice President and General Counsel when he joined the Company in March 2006. Prior to that time, he was a partner at the law firm of Winston & Strawn LLP since 1993.

Mrs. Wilson has been Senior Vice President, Finance since April of 1999. She joined the Company as Vice President and Controller in February 1998.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES


                      ISSUER PURCHASES OF EQUITY SECURITIES

                                                                                   Total          Maximum
                                                                                  Number           Number
                                                                                 of Shares        of Shares
                                                                                 Purchased        that May
                                                     Total                       as Part of        Yet Be
                                                     Number        Average        Publicly        Purchased
                                                   of Shares      Price Paid     Announced        Under the
Period                                             Purchased      per Share       Program          Program
--------------------------------------------------------------------------------------------------------------
Share purchases prior to October 1, 2005 (1)        4,685,251       $ 26.59       4,685,251       2,314,749
Fourth quarter purchases:
   October 1, 2005 - October 31, 2005                 563,449         40.40         563,449        1,751,300
   November 1, 2005 - November 30, 2005                    --            --              --        1,751,300
   December 1, 2005 - December 31, 2005               224,700         43.09         224,700        1,526,600
                                                  -----------                   -----------
     Total fourth quarter purchases                   788,149       $ 41.16         788,149
                                                  -----------                   -----------

Total share repurchases (1)                         5,473,400       $ 28.69       5,473,400        1,526,600
                                                  -----------       -------     -----------        ---------


(1) Excludes 18,192,843 shares repurchased from St. Paul Travelers for $32.98 per share during April 2005. See Item 1. "Business - Company History and Acquisition."

As part of the Company's current share repurchase program announced and approved on August 9, 2002, the Company is authorized to purchase up to 7.0 million shares of the Company's common stock. As of December 31, 2005, there were approximately 1.5 million shares that may yet be purchased under the share repurchase program, which has no expiration date.

At December 31, 2005, there were approximately 21,925 shareholders of record of the Company's common stock. Other information required by this item is contained in footnote 14 in Part II, Item 8 of this Annual Report on Form 10-K.


ITEM 6.  SELECTED FINANCIAL DATA
The Selected Financial Data table is set forth in Part II, Item 8 of this Annual Report on Form 10-K, following the footnotes to the financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DESCRIPTION OF THE BUSINESS

Our principal businesses are asset management and related research, as well as the development, marketing and distribution of investment products and services for the affluent, high-net-worth and institutional market segments. We distribute our investment products and services, which include individually managed accounts, closed-end exchange-traded funds ("closed-end funds"), and open-end mutual funds ("open-end funds" or "mutual funds"), to the affluent and high-net-worth market segments through unaffiliated intermediary firms including broker-dealers, commercial banks, affiliates of insurance providers, financial planners, accountants, consultants and investment advisors. We also provide managed account services, including privately offered partnerships, to several institutional market segments and channels.

We derive a substantial portion of our revenue from investment advisory fees, which are recognized as services are performed. These fees are directly related to the market value of the assets we manage. Advisory fee revenues generally will increase with a rise in the level of assets under management. Assets under management will rise through sales of our investment products or through increases in the value of portfolio investments. Assets under management may also increase as a result of reinvestment of distributions from funds and accounts. Fee income generally will decline when assets under management decline, as would occur when the values of fund portfolio investments decrease or when managed account withdrawals or mutual fund redemptions exceed gross sales and reinvestments.

In addition to investment advisory fees, we have two other main sources of operating revenue: 1) performance fees and 2) distribution and underwriting revenue. Performance fees are earned when investment performance on certain institutional accounts and hedge funds exceeds a contractual threshold. These fees are recognized only at the performance measurement date contained in the individual account management agreement. Distribution revenue is earned when certain funds are sold to the public through financial advisors. Correspondingly, distribution revenue will rise and fall with the level of our sales of mutual fund products. Underwriting fees are earned on the initial public offerings of our closed-end funds. The level of underwriting fees earned in any given year will fluctuate depending on the number of new funds offered, the size of the funds offered and the extent to which we participate as a member of the syndicate group underwriting the fund. Also included in distribution and underwriting revenue is MuniPreferred(R) and FundPreferred(R) revenue. Preferred shares of our closed-end funds are bought and sold through a secondary market auction. A participation fee is paid by the fund to the auction participants based on shares traded. Access to the auction must be made through a participating broker. We offer non-participating brokers access to the auctions, for which we earn a portion of the participation fee.

Sales of our products, and our profitability, are directly affected by many variables, including investor preferences for equity, fixed-income or other investments, the availability and attractiveness of competing products, market performance, continued access to distribution channels, changes in interest rates, inflation, and income tax rates and laws.

DISPOSITION OF STA INTEREST

On April 7, 2005, The St. Paul Travelers Companies, Inc. ("STA") sold approximately 40 million shares of our common stock in a secondary underwritten public offering at $34.00 per share. Concurrent with the secondary offering, STA sold to Merrill Lynch and Morgan Stanley, on a forward basis, approximately 12 million shares of Nuveen Investments, Inc. common stock.

In addition, the Company repurchased $600 million of Nuveen Investments' common stock directly from STA at a price of $32.98 per share, or approximately 18.2 million shares. The repurchase of these shares was completed in two steps: 1) a $200 million (6.0 million shares) repurchase was completed on April 7, 2005, and
2) a $400 million forward purchase (plus interest) that settled on July 28, 2005. The entire $600 million repurchase was recorded by Nuveen Investments as if it were completed in its entirety on April 7, 2005. As such, effective April 7, 2005, Nuveen Investments had approximately 75.9 million shares of common stock outstanding for the purpose of computing basic earnings per share.

Upon the closing of the secondary offering on April 7, 2005, the Company was no longer a majority-owned subsidiary of STA, and as of the end of September 2005, all of STA's remaining ownership interest had been sold.

RECENT ACQUISITIONS

On October 3, 2005, the Company finalized the acquisition of Santa Barbara Asset Management ("Santa Barbara") for approximately $50 million in cash. Santa Barbara, an asset management firm based in California, specializes in mid- to large-cap and small- to mid-cap growth equities primarily with institutions and high-net-worth investors. At the time of the acquisition, Santa Barbara managed approximately $3 billion in assets.

SUBSEQUENT EVENTS

In the first quarter of 2006, a separate investment management platform was established, dedicated to international and global investing. This new unit was named Tradewinds NWQ Global Investors, LLC, and is another distinct, independent and separately branded investment team and platform that comprises Nuveen Investments. This team previously managed international and global value portfolios as part of NWQ. Of the assets managed by NWQ at December 31, 2005, approximately $15 billion are now part of Tradewinds.

SUMMARY OF OPERATING RESULTS

The table below presents the highlights of our operations for the last three fiscal years:

  -------------------------------------------------------------------------------------------
    FINANCIAL RESULTS SUMMARY
    COMPANY OPERATING STATISTICS
    (in millions, except per share amounts)
  -------------------------------------------------------------------------------------------
    FOR THE YEAR ENDED DECEMBER 31,                    2005         2004        2003
                                                       ----         ----        ----
    Gross sales of investment products               $27,393      $25,949     $18,098
    Net flows                                         13,585       15,021       9,438
    Assets under management (1) (2)                  136,117      115,453
                                                                               95,356
    Operating revenues                                 589.1        505.6       452.0
    Operating expenses                                 299.2        252.8       225.7
    Income before net interest and taxes(3)            297.8        260.4       227.2
    Net interest expense                                18.9          7.9         6.0
    Income taxes                                       107.7         96.1        86.2
    Net income                                         171.2        156.4       135.0
    Basic earnings per share                            2.10         1.69        1.46
    Diluted earnings per share                          1.99         1.63        1.41
    Dividends per share                                 0.78         0.69        0.56
  -------------------------------------------------------------------------------------------

(1)      At year end.
(2)      Excludes defined portfolio assets under surveillance.
(3) In addition to net income, income before net interest and taxes is reported to help the reader in assessing the results from operations relative to prior periods given the increased debt on our balance sheet
         - and the accompanying higher interest expense - as a result of a $600 million share repurchase.

Gross sales for the year of $27 billion were the highest level of sales in the Company's history. For the year, 71% of our sales were in equity-based products, 25% in municipal products and 4% in taxable, income-oriented products.

Net flows (equal to the sum of sales, reinvestments and exchanges less redemptions) for the year were approximately $14 billion, down $1 billion from last year's record level. All product lines (managed accounts, closed-end funds and mutual funds) experienced positive net flows.

We ended the year with more than $136 billion in assets under management, up $21 billion, or 18% for the year. At year-end, 45% of our assets were in equity-based products, 44% in municipal products, and 11% in taxable, income-oriented products.

Operating revenues grew 17% for the year to $589 million. Fueled by higher asset levels, advisory fees grew 18% for the year.

Operating expenses for the year increased $46 million or 18%. Higher compensation expense accounted for the majority of the increase as we continued to invest in expanding and developing our investment and distribution capabilities as well as legal, compliance and administrative resources.

RESULTS OF OPERATIONS

The following discussion and analysis contains important information that should be helpful in evaluating our results of operations and financial condition, and should be read in conjunction with the consolidated financial statements and related notes.

Gross sales of investment products (which include new managed accounts, deposits into existing managed accounts and the sale of mutual fund and closed-end fund shares) for the years ending December 31, 2005, 2004 and 2003 are shown below:

--------------------------------------------------------------------------------
GROSS INVESTMENT PRODUCT SALES
(in millions)
For the year ended December 31,

                                        2005          2004         2003
                                      -------       --------      -------
Closed-End Exchange-Traded Funds      $ 2,302       $  2,888      $ 6,283

Mutual Funds                            3,191          1,625        1,536
Retail Managed Accounts                15,603         15,497        7,943
Institutional Managed Accounts          6,297          5,939        2,336
                                      -------        -------      -------
         Total                        $27,393        $25,949      $18,098
                                      =======        =======      =======

--------------------------------------------------------------------------------

Our gross sales for the year of $27 billion were up 6% over sales in 2004. Growth year-over-year was driven mainly by mutual funds sales which were up 96% versus the prior year due to high demand for the Nuveen High Yield Municipal Bond Fund as well as the NWQ Multi-Cap Value Fund and the NWQ International Value Fund. Retail managed account sales were fairly consistent with the prior year as increased municipal-style account sales, and an increase due to the launch of a new small-cap core product, were offset by a decline in growth-style equity account sales of Rittenhouse. Despite the closing of our large-cap value-style equity managed account product in 2004, value-style equity sales continued to be strong, reflecting increased demand for international and global products. During the fourth quarter of 2005, we raised $0.4 billion with our first institutional offering of a CLO (Collateralized Loan Obligation) investing in senior bank loans. This helped drive a 6% increase in institutional managed account sales for the year.

Gross sales increased 43% during 2004 to $25.9 billion. Growth in managed account sales was the main driver as sales of retail and institutional accounts more than doubled versus the prior year. We experienced considerable strength in value-style equity account sales, as both retail and institutional value-style equity account sales more than tripled for the year. Despite rising short-term interest rates, municipal-style account sales continued to grow, ending the year up 4%. Partially offsetting the increase in value-style equity and municipal-style account sales was a decline in sales of growth-style equity accounts. Also showing growth for the year were mutual fund sales, which increased 6%, driven by an increase in sales of equity funds. Sales of closed-end products declined versus the prior year due to fewer fund issuances in 2004.

Net flows of investment products for the years ending December 31, 2005, 2004 and 2003 are shown below:

--------------------------------------------------------------------------------

NET FLOWS
(in millions)
For the year ended December 31,


                                         2005           2004          2003
                                       -------        -------        -------
Closed-End Exchange-Traded Funds       $ 2,359        $ 2,911        $ 6,305
Mutual Funds                             1,834            288            232
Retail Managed Accounts                  6,562          8,367          2,922
Institutional Managed Accounts           2,830          3,455            (21)
                                       -------        -------        -------
         Total Managed Assets          $13,585        $15,021        $ 9,438
                                       =======        =======        =======

--------------------------------------------------------------------------------

Net flows for 2005 were $13.6 billion, down 10% from the prior year's record level. This decline can be attributed primarily to an acceleration of flows late in 2004 in advance of the closing of the large-cap value-style equity managed account product. Managed account flows (both retail and institutional) continue to be strong, with our value-style equity accounts contributing $9.9 billion in flows and our municipal-style accounts another $1.4 billion. Partially offsetting the positive flows were $3.2 billion in growth-style equity account outflows. Mutual fund flows in 2005 were more than six times flows in 2004, driven by both municipal and equity flows.

Net flows for 2004 totaled $15.0 billion, an increase of 59% versus 2003. Managed account flows were particularly strong. The announcement of the closing of our large-cap value-style equity product in the fourth quarter of 2004 helped drive value-style equity account flows to $12.6 billion. Our municipal-style account flows added another $1.9 billion. Partially offsetting the positive flows were $2.8 billion in growth-style equity account outflows.

The following table summarizes net assets under management by product type:


--------------------------------------------------------------------------------

NET ASSETS UNDER MANAGEMENT (1)
(in millions)

DECEMBER 31,                              2005            2004           2003
                                        --------        --------       --------
Closed-End Exchange-Traded Funds        $ 51,997        $ 50,216       $ 47,094
Mutual Funds                              14,495          12,680         12,285
Managed Accounts - Retail                 47,675          36,975         25,676
Managed Accounts - Institutional
                                          21,950          15,582         10,301
                                        --------        --------       --------
     Total                              $136,117        $115,453       $ 95,356
                                        ========        ========       ========

(1) Excludes defined portfolio assets under surveillance.

--------------------------------------------------------------------------------

The components of the change in our assets under management were as follows:

--------------------------------------------------------------------------------

NET ASSETS UNDER MANAGEMENT (1)
(in millions)

For the year ended December 31,              2005           2004          2003
                                          ---------      ---------     ---------
  Beginning Assets Under Management       $ 115,453      $  95,356     $  79,719
    Gross Sales                              27,393         25,949        18,098
    Reinvested Dividends                        445            389           413
    Redemptions                             (14,253)       (11,317)       (9,073)
                                          ---------      ---------     ---------
      Net Flows into Managed Assets          13,585         15,021         9,438
    Acquisitions                              3,379              -             -
    Appreciation/(Depreciation)
                                              3,700          5,076         6,199
                                          ---------      ---------     ---------
  Ending Assets Under Management          $ 136,117      $ 115,453     $  95,356
                                          =========      =========     =========

(1) Excludes defined portfolio assets under surveillance.

--------------------------------------------------------------------------------

Assets under management grew to just over $136 billion in 2005. Strong flows, the acquisition of Santa Barbara, and market appreciation were key drivers. Closed-end fund assets grew $1.8 billion, driven by $2.4 billion in net flows, offset by $0.6 billion in fixed-income market depreciation. Mutual fund assets grew $1.8 billion driven entirely by new flows. Managed account assets increased $17.1 billion driven by $9.4 billion in new flows and $4.3 billion in equity market appreciation. The acquisition of Santa Barbara added an additional $3.4 billion.

Assets under management increased $20.1 billion, or 21% to over $115 billion at December 31, 2004. The growth in assets under management was attributable to increases of $3.1 billion or 7% in closed-end fund assets, $0.4 billion or 3% in mutual fund assets and $16.6 billion or 46% in managed account assets. The increase in closed-end fund assets was the result of $2.9 billion in new assets and market appreciation of $0.2 billion. New assets of $11.8 billion and market appreciation (primarily equity appreciation) of $4.8 billion accounted for the increase in managed account assets.

Investment advisory fee income, net of sub-advisory fees and expense reimbursements, is shown in the following table:


--------------------------------------------------------------------------------

NET INVESTMENT ADVISORY FEES
(in thousands)

For the year ended December 31,                    2005         2004         2003
                                                 --------     --------     --------
  Closed-End Exchange-Traded Funds               $249,523     $239,295     $220,701
  Mutual Funds                                     70,528       63,425       61,185
  Managed Accounts (Retail and Institutional)     239,612      173,094      122,961
                                                 --------     --------     --------
            Total                                 $559,663    $475,814     $404,847
                                                  ========    ========     ========

--------------------------------------------------------------------------------

Higher asset levels and the Santa Barbara acquisition drove an 18% increase in advisory fees for the year. Advisory fees on mutual funds increased 11% while managed account fees increased 38%, or 35% excluding the impact of the Santa Barbara acquisition. Within the managed account product line, advisory fee revenue increased on both value-style equity and municipal-style accounts, while declining on growth-style equity accounts. Advisory fees on closed-end funds increased 4% for the year.

Advisory fees increased 18% during 2004, driven mainly by higher asset levels for both closed-end funds and managed accounts. Advisory fees on closed-end funds increased 8%, while managed account fees increased 41%.

Product distribution revenue for the years ended December 31, 2005, 2004 and 2003 is shown in the following table:


--------------------------------------------------------------------------------

PRODUCT DISTRIBUTION
(in thousands)


For the year ended December 31,            2005           2004           2003
                                          -------        -------        -------
  Closed-End Exchange-Traded Funds        $ 2,574        $ 3,057        $ 5,819
  Muni/Fund Preferred(R)                    5,354          3,907          2,578
  Mutual Funds                                428          1,995            843
  Other                                         -              -            (34)
                                          -------        -------        -------
             Total                        $ 8,356        $ 8,959        $ 9,206
                                          =======        =======        =======

--------------------------------------------------------------------------------

Product distribution revenue declined slightly in 2005 when compared with the prior year. Underwriting revenue on closed-end funds declined $0.5 million due to fewer fund assets raised in 2005. Mutual fund distribution revenue declined $1.6 million despite an increase in mutual fund sales as a result of an increase in commissions paid on large dollar value sales. These declines were almost completely offset by an increase in MuniPreferred(R) and FundPreferred(R) fees. These fees increased as a result of an increase in preferred shares outstanding and an increase in shares traded by non-participating brokers who access the auction through the Company's trading desk.

Product distribution revenue in 2004 was fairly consistent with the prior year as a decline in underwriting revenue on closed-end funds was offset by an increase in mutual fund distribution revenue and an increase in MuniPreferred(R) and FundPreferred(R) fees.

PERFORMANCE FEES/OTHER REVENUE

Performance fees/other revenue consists of performance fees earned on institutional assets managed by Symphony and various fees earned in connection with services provided on behalf of our defined portfolio assets under surveillance.

Performance fees for 2005 were $19.8 million, up from the $18.1 million in performance fees in 2004. Partially offsetting this increase, fees earned on services provided on behalf of our defined portfolio assets under surveillance declined due to an overall decline in these assets.

Performance fees in 2004 were $16.3 million lower at Symphony than in 2003.

OPERATING EXPENSES

Operating expenses for the years ended December 31, 2005, 2004 and 2003 are shown in the following table:

--------------------------------------------------------------------------------

OPERATING EXPENSES
(in thousands)

For the year ended December 31,              2005             2004             2003
                                           --------         --------         --------
  Compensation and Benefits                $195,194         $165,321         $144,190
  Advertising and Promotional Costs          12,495           12,158           11,627
  Occupancy and Equipment Costs              21,648           19,740           19,321
  Amortization of Intangible Assets           5,492            5,118            5,208
  Travel and Entertainment                    8,357            7,981            7,726
  Outside and Professional Services          25,002           22,216           20,331
  Minority Interest Expense                   5,809            1,875            1,077
  Other Operating Expenses                   25,242           18,353           16,222
                                           --------         --------         --------
           Total                           $299,239         $252,762         $225,702
                                           ========         ========         ========

  As a % of Operating Revenue                  50.8%            50.0%            49.9%

--------------------------------------------------------------------------------

SUMMARY

Operating expenses increased $46.5 million or 18% in 2005 and $27.1 million or 12% in 2004, driven mainly by increases in compensation and benefits as we continue to invest in the further growth and development of our business. As a result of this targeted investment, we saw expenses as a percent of revenue increase from 50.0% to 50.8% in 2005.

COMPENSATION AND BENEFITS

Compensation and related benefits for 2005 increased $29.9 million. Approximately 50% of the increase is attributable to higher profit levels as our annual incentive compensation is tied to profitability. The remaining increase is due to annual salary increases and higher health care expenses as well as the cost of increased staffing levels, as we invested in virtually all aspects of our operations.

Compensation and related benefits for 2004 increased $21.1 million due to an increase in base compensation as a result of new positions and salary increases, an increase in option expense, and an increase in overall incentive compensation due to the Company's higher profit level.

ADVERTISING AND PROMOTIONAL COSTS

Advertising and promotional expenditures increased $0.3 million in 2005 and $0.5 million in 2004 due to expanded product launches in both years.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization of intangible assets increased $0.4 million during 2005 as a result of amortization of intangible assets associated with the Santa Barbara acquisition.

Amortization of intangible assets decreased $0.1 million during 2004 as a result of the completion of the amortization period for certain definite-lived intangible assets associated with our acquisition of Symphony in 2001.

OUTSIDE AND PROFESSIONAL SERVICES

Outside and professional services increased $2.8 million during 2005 due mainly to an increase in electronic information expenses.

Outside and professional services increased $1.9 million during 2004 as a result of higher legal expenses as we responded to regulatory requests for information on compliance policies and practices.

MINORITY INTEREST EXPENSE

Minority interest expense results from key employees having purchased non-controlling member interests in NWQ and Santa Barbara at the time of the acquisitions. Given the growth in NWQ's business, the value associated with the non-controlling member interests also has increased. For additional information on minority interest expense, please refer to the Capital Resources, Liquidity and Financial Condition section.

ALL OTHER OPERATING EXPENSES

All other operating expenses increased $9.2 million during 2005. Approximately $3.3 million of the increase is due to structuring fees paid on the initial offering of two of our closed-end funds - the Equity Premium Advantage Fund and the Equity Premium and Growth Fund. Occupancy and equipment costs increased $1.9 million as a result of an increase in leased space. The remainder of the increase relates to higher insurance costs and higher bank facility costs related to our new bank line of credit.

All other operating expenses increased $2.8 million during 2004 due mainly to increases in recruiting and relocation. Recruiting and relocation expense increased as we invested in our investment and distribution capabilities as well as legal, compliance and administrative resources.

OTHER INCOME/(EXPENSE)

Other income/(expense) includes realized gains and losses on investments and miscellaneous income, including gain or loss on the disposal of property.

The following is a summary of Other Income/(Expense) for the years ended December 31, 2005, 2004 and 2003:



--------------------------------------------------------------------------------

OTHER INCOME/(EXPENSE)
(in thousands)

For the year ended December 31,           2005            2004            2003
                                        -------         -------         -------
  Gains/(Losses) on Investments         $ 4,802         $ 4,128         $ 1,440
  Gains/(Losses) on Fixed Assets           (442)            (10)           (635)
  Miscellaneous Income/(Expense)          3,528           3,430              21
                                        -------         -------         -------
       Total                            $ 7,888         $ 7,548         $   826
                                        =======         =======         =======

--------------------------------------------------------------------------------

Total other income/(expense) for 2005 was $7.9 million. As a result of the early repayment of the Company's previously outstanding $300 million of private placement debt, the Company accelerated the recognition of unamortized deferred gains and losses resulting from various interest rate hedging activity associated with the private placement debt. This accelerated recognition resulted in $3.6 million of miscellaneous income for the year. Supplementing this other income was $4.8 million in gains recognized on the sale of seed investments in new products and portfolios.

Total other income/(expense) of $7.5 million in 2004 was comprised of realized gains on the sale of seed investments and income recorded on non-recurring items.

NET INTEREST EXPENSE

The following is a summary of Net Interest Expense for the years ended December 31, 2005, 2004 and 2003:


--------------------------------------------------------------------------------

NET INTEREST EXPENSE
(in thousands)

For the year ended December 31,          2005             2004          2003
                                       --------         --------      --------
  Dividends and Interest Income        $  8,978         $  4,597      $  1,438
  Interest Expense                      (27,917)         (12,513)       (7,435)
       Total                           $(18,939)        $ (7,916)     $ (5,997)
                                       ========         ========      ========

--------------------------------------------------------------------------------

Total net interest expense increased $11.0 million for the year, due to increased interest expense associated with the repurchase of shares from STA and the related increase in outstanding debt. Partially offsetting this increase was an increase in dividends and interest income due to dividends received during 2005 and interest earned on the Company's cash position, or consolidated funds (See Note 11 to the Consolidated Financial Statements "Consolidated Funds").

Net interest expense increased $1.9 million in 2004 as a result of the restructuring of our debt from short-term variable rate debt to long-term fixed rate debt late in 2003.

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

In May 2005, the FASB issued SFAS No. 154, "Accounting for Changes and Error Corrections ("SFAS No. 154") - a Replacement of APB Opinion No. 20 and FASB Statement No. 3". APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. The Company does not expect to make any changes in accounting principles in the near future.

CAPITAL RESOURCES, LIQUIDITY AND FINANCIAL CONDITION

Our primary liquidity needs are to fund capital expenditures, service indebtedness and support working capital requirements. Our principal sources of liquidity are cash flows from operating activities and borrowings under available credit facilities and long-term notes.

PRIVATE PLACEMENT DEBT

On September 19, 2003, the Company issued $300 million of senior unsecured notes (the "private placement debt"). Proceeds from the private placement debt were used to refinance existing debt and for general corporate purposes. These notes, which carried a fixed coupon rate of 4.22%, payable semi-annually, were issued at 100% of par, were unsecured and were prepayable at any time in whole or in part. These notes were originally scheduled to mature on September 19, 2008, but were repaid on April 6, 2005, with borrowings made under a new bridge credit agreement (discussed below). At the time of the repayment, the Company also paid approximately $1.5 million in accrued interest. Under the terms of the private placement debt, no "make-whole premium" amounts were due.

BANK CREDIT FACILITIES

Since 2003, the Company maintained a line of credit with a group of banks. This $250 million credit line was divided into two equal facilities: one with a three-year term that was scheduled to expire in August of 2006, and one with a term of 364 days that was scheduled to expire in August of 2005. During the second quarter of 2005, the Company terminated the 364-day line of credit, and amended the three-year line of credit to permit the borrowings under a new bridge financing agreement and the use of those borrowings as described below. During the third quarter of 2005, the Company terminated the three-year term facility and replaced it with a new senior revolving credit facility (discussed below).

BRIDGE CREDIT FACILITY

In April 2005, the Company entered into a $750 million bridge credit agreement with various financial institutions. The original maturity date of this credit agreement was March 31, 2006. Borrowings under this facility bore an interest rate, at Nuveen Investments' option, of either LIBOR or the Federal Funds rate plus a spread equal to 0.335% to 0.470% based on Nuveen Investments' leverage, with such applicable spread increasing by 0.25% on September 30, 2005, and by an additional 0.25% on December 31, 2005. The bridge credit agreement required Nuveen Investments to pay a facility fee quarterly in arrears in an annual amount ranging from 0.09% to 0.13%, depending on Nuveen Investments' leverage ratio, and, when applicable, a utilization fee. During the second quarter of 2005, the Company used approximately $300 million of the amount available under the facility to prepay the holders of the Company's 4.22% senior unsecured notes due September 19, 2008. During the third quarter of 2005, the Company used an additional $410 million of the remaining amount available under the bridge credit agreement primarily to fulfill its forward contract obligation to repurchase shares of its common stock owned by STA (refer to Note 1 to the Consolidated Financial Statements "Basis of Presentation"). During the third quarter of 2005, the entire $710 million borrowed under the bridge credit agreement was repaid with borrowings made under a new senior revolving credit facility and the issuance of senior notes (both discussed below) and the bridge credit facility was terminated.

SENIOR TERM NOTES

On September 12, 2005, Nuveen Investments issued $550 million of senior unsecured notes, consisting of $250 million of 5-year notes and $300 million of 10-year notes. The Company received approximately $544.4 million in net proceeds after discounts. The five-year notes bear interest at an annual fixed rate of 5.0%, payable semi-annually beginning March 15, 2006. The 10-year senior notes bear interest at an annual fixed rate of 5.5%, payable semi-annually also beginning March 15, 2006. The net proceeds from the notes were used to repay a portion of the outstanding debt under the bridge credit facility. The costs related to the issuance of the senior term notes were capitalized and are being amortized to expense over their respective terms.

SENIOR REVOLVING CREDIT FACILITY

In addition to the senior term notes, the Company has a new $400 million senior revolving credit facility that expires on September 15, 2010. On September 30, 2005, the Company borrowed $140 million of the total amount available amount under the new senior revolving credit facility in order to repay the remaining amount due under the bridge credit facility. As of December 31, 2005, the Company had $150 million outstanding under this facility. The rate of interest payable under the agreement is, at the Company's option, a function of either one of various floating rate indices or the Federal Funds rate. The agreement requires the Company to pay a facility fee at an annual rate of a range of 0.08% to 0.15% that is dependent on our debt rating. Proceeds from borrowings under this facility may be used for fulfilling day-to-day cash requirements and general corporate purposes, including acquisitions, share repurchases and asset purchases. There are conventional financial covenants associated with this credit facility, including a minimum net worth requirement and a maximum leverage ratio. We were in compliance with those covenants as of December 31, 2005. We do not believe that the bank facility requirements will have any impact on our ability to use the credit facility in the future.

OTHER

In addition to the above facilities, our broker-dealer subsidiary may utilize available, uncommitted lines of credit with no annual facility fees, which approximate $100 million, to satisfy periodic, short-term liquidity needs. As of December 31, 2005 and 2004, no borrowings were outstanding on these uncommitted lines of credit.

AGGREGATE CONTRACTUAL OBLIGATIONS

The Company has contractual obligations to make future payments under long-term debt and long-term non-cancelable lease agreements. The following table summarizes these contractual obligations at December 31, 2005:

--------------------------------------------------------------------------------

                            LONG-TERM        OPERATING
(in thousands)               DEBT (1)        LEASES (2)            TOTAL
                            ---------        ----------          --------
2006                        $       -        $   11,048          $ 11,048
2007                                -            11,366            11,366
2008                                -            12,243            12,243
2009                                -            12,654            12,654
2010                          250,000            13,046           263,046
Thereafter                    300,000            33,225           333,225

(1) Amounts represent the expected cash principal re-payments on the Company's long-term debt.

(2) Operating leases represent the minimum rental commitments under non-cancelable operating leases. The Company has no significant capital lease obligations.

--------------------------------------------------------------------------------

The Company also has a $400 million senior revolving credit facility. As of December 31, 2005, the Company had $150 million outstanding under this facility. The Company may prepay amounts outstanding under this facility at any time; however, any amounts outstanding on September 15, 2010 must be paid in full on that date.

ADEQUACY OF LIQUIDITY

Management believes that cash provided from operations and borrowings available under its uncommitted and committed credit facilities will provide the Company with sufficient liquidity to meet its working capital needs, planned capital expenditures, future contractual obligations and payment of its anticipated quarterly dividends.

EQUITY AND DIVIDENDS

As part of the NWQ acquisition, key management purchased a non-controlling, member interest in NWQ Investment Management Company, LLC. The non-controlling interest of $0.4 million as of December 31, 2005, and $0.7 million as of December 31, 2004, is reflected in minority interest on the consolidated balance sheets. This purchase allows management to participate in profits of NWQ above specified levels beginning January 1, 2003. During 2005 and 2004, we recorded approximately $5.6 million and $1.9 million, respectively, of minority interest expense, which reflects the portion of profits applicable to the minority owners. Beginning in 2004 and continuing through 2008, the Company has the right to purchase the non-controlling members' respective interests in NWQ at fair value. On February 13, 2004, the Company exercised its right to call 100% of the Class 2 minority members' interests for $15.4 million. Of the total amount paid, approximately $12.9 million was recorded as goodwill. On February 15, 2005, the Company exercised its right to call 100% of the Class 3 NWQ minority members' interests for $22.8 million. Of the total amount paid approximately $22.5 million was recorded as goodwill. On February 15, 2006, the Company exercised its right to call 25% of the Class 4 NWQ minority members' interests for $22.5 million. Of the total amount paid on March 1, 2006, approximately $22.5 million was recorded as goodwill.

As part of the Santa Barbara acquisition, an equity opportunity was put in place to allow key individuals to participate in Santa Barbara's earnings growth over the next five years (Class 2 Units, Class 5A Units, Class 5B Units, and Class 6 Units, collectively referred to as "Units"). The Class 2 Units were fully vested upon issuance. The Class 5A Units shall vest one third on June 30, 2007, one third on June 30, 2008, and one third on June 30, 2009. One third of the Class 5B Units vested upon issuance, one third on June 30, 2007, and one third on June 30, 2009. The Class 6 Units shall vest on June 30, 2009. During 2005, we recorded approximately $0.5 million of minority interest expense, which reflects the portion of profits applicable to the minority owners. The Units entitle the holders to receive a distribution of the cash flow from Santa Barbara's business to the extent such cash flow exceeds certain thresholds. The distribution thresholds vary from year to year, reflecting Santa Barbara achieving certain profit levels. The profits interest distributions are also subject to a cap in each year. Beginning in 2008 and continuing through 2012, the Company has the right to acquire the Units of the non-controlling members.

At December 31, 2005, we held in treasury 43,196,377 shares of the Company's common stock. During 2005, the Company repurchased 885,088 common stock shares in open market transactions as part of an on-going repurchase program. As part of a share repurchase program approved on August 9, 2002, we are authorized to purchase up to 7.0 million shares of common stock. As of December 31, 2005, the remaining authorization covered 1.5 million shares.

During 2005, we paid out dividends on common shares totaling $62.8 million. See
Note 14 to the Consolidated Financial Statements, "Quarterly Results (Unaudited)," for a summary of our dividends paid during the last two fiscal years.

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

INTANGIBLE ASSETS

At December 31, 2005, our assets included $625 million of goodwill and $62 million of other definite-lived intangible assets. Under Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," we are required to test the fair value of goodwill and indefinite-lived intangibles on an annual basis and between annual tests in certain circumstances. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate market multiples and other assumptions. We completed the impairment testing of goodwill and determined that there was no impairment to the goodwill recorded in our books and records as of May 31, 2005, the date that we have selected as an annual date. The recognition of any such impairment would have resulted in a charge to income in the period in which the impairment was determined. While we believe that our testing was appropriate, the use of different assumptions may result in recognizing some impairment of goodwill in our financial statements.

IMPAIRMENT OF INVESTMENT SECURITIES

SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and Securities and Exchange Commission ("SEC") Staff Bulletin ("SAB") 59, "Accounting for Noncurrent Marketable Equity Securities" and FASB Emerging Issues Task Force 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" provide guidance on determining when an investment is other-than-temporarily impaired. We periodically evaluate our investments for other-than-temporary declines in value. To determine if an other-than-temporary decline exists, we evaluate, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, as well as our intent and ability to hold the investment. Additionally, we consider the financial health of and near-term business outlook for an investee, including factors such as industry performance and operational cash flow. If an other-than-temporary decline in value is determined to exist, the unrealized investment loss net of tax, in accumulated other comprehensive income, is realized as a charge to net income in that period. See Note 1 to the Consolidated Financial Statements for further information.

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

FORWARD-LOOKING INFORMATION AND RISKS

From time to time, information we provide or information included in our filings with the SEC (including Management's Discussion and Analysis of Financial Condition and Results of Operations and the Notes to Consolidated Financial Statements in this Form 10-K) may contain statements that are not historical facts, but are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or future financial performance and reflect management's expectations and opinions. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "could," "would," "should," "expect," "plan," "anticipate," "intend," "believe," "estimate," "predict," "potential," or comparable terminology. These statements are only predictions, and our actual future results may differ significantly from those anticipated in any forward-looking statements due to numerous known and unknown risks, uncertainties and other factors. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed below and elsewhere in this report. These factors may not be exhaustive, and we cannot predict the extent to which any factor, or combination of factors, may cause actual results to differ materially from those predicted in any forward-looking statements. We undertake no responsibility to update publicly or revise any forward-looking statements, whether as a result of new information, future events or any other reason.

Risks, uncertainties and other factors that pertain to our business and the effects of which may cause our assets under management, earnings, revenues, profit margins, and/or our stock price to decline include: (1) the effects of the substantial competition that we, like all market participants, face in the investment management business; (2) our inability to access third-party distribution channels to market our products; (3) the adverse effects of declines in securities markets and/or poor investment performance by our managers on our assets under management and future offerings; (4) a decline in the market for closed-end, mutual funds, and managed accounts; (5) the adverse effect of increases in interest rates from their present levels on the net asset value of our assets under management that are invested in fixed-income securities; (6) our failure to comply with contractual requirements and/or guidelines in our client relationships; (7) our failure to comply with various government regulations, including federal and state securities laws, and the rules of the National Association of Securities Dealers; (8) our reliance on revenues from investment management contracts that are subject to annual renewal by the independent board of trustees overseeing the related funds according to their terms; (9) the loss of key employees that could lead to loss of assets;
(10) burdensome regulatory developments; (11) the impact of accounting pronouncements; (12) the effect of increased leverage on us as a result of our incurrence of additional indebtedness as a result of our repurchase of shares from STA in 2005; and (13) unforeseen developments in litigation involving the securities industry or the Company. See Item 1A. "Risk Factors".

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

The following information and information included elsewhere in this report, describe the key aspects of certain financial instruments that have market risk.

INTEREST RATE SENSITIVITY

As of December 31, 2005, we had $150 million outstanding under our senior revolving credit facility. The rate of interest payable under the agreement is, at the Company's option, a function of either one of various floating rate indices or the Federal Funds rate. We estimate that a 100 basis point increase (1 percentage point) in interest rates from the level at December 31, 2005, would result in a $1.5 million increase in annual interest expense; however, it would have no impact on the fair value of the debt at December 31, 2005. In addition to the $150 million of debt outstanding under our revolving credit facility at December 31, 2005, we also had $550 million of senior unsecured notes, including $250 million of 5-year notes and $300 million of 10-year notes. The five-year notes will bear interest at an annual fixed rate of 5.0% payable semi-annually, beginning March 15, 2006. The 10-year senior notes will bear interest at an annual fixed rate of 5.5% payable semi-annually, also beginning March 15, 2006. A change in interest rates would have had no impact on interest incurred on our fixed rate debt or cash flow, but would have had an impact on the fair value of the debt. We estimate that a 100 basis point increase in interest rates from the levels at December 31, 2005, would have resulted in a net decrease in the fair value of our debt of approximately $31 million at December 31, 2005.

As of December 31, 2004, all of our long-term debt was at a fixed interest rate. A change in interest rates would have had no impact on interest incurred on our fixed debt or cash flow, but would have had an impact on the fair value of the debt. We estimate that a 100 basis point increase in interest rates from the levels at December 31, 2004, would have resulted in a net decrease in the fair value of our debt of approximately $10 million at December 31, 2004.

Our investments consist primarily of Company-sponsored managed investment funds that invest in a variety of asset classes. Additionally, the Company periodically invests in new advisory accounts to establish a performance history prior to a potential product launch. Company-sponsored funds and accounts are carried on our consolidated financial statements at fair market value and are subject to the investment performance of the underlying sponsored fund or account. Any unrealized gain or loss is recognized upon the sale of the investment. The carrying value of the Company's investments in fixed-income funds or accounts, which expose us to interest rate risk, was approximately $45 million and $43 million at December 31, 2005 and 2004, respectively. We estimate that a 100 basis point increase in interest rates from the levels at December 31, 2005, would result in a net decrease of approximately $1.7 million in the fair value of the fixed income investments at December 31, 2005. We estimate that a 100 basis point increase in interest rates from the levels at December 31, 2004, would have resulted in a net decrease of approximately $1.5 million in the fair value of the fixed-income investments at December 31, 2004.

Also included in investments at December 31, 2005, are certain swap agreements and futures contracts that are sensitive to changes in interest rates. The futures contracts and swap agreements are being used to mitigate overall market risk related to our investments in recently created product portfolios that are not yet marketed. The fair value of these instruments totaled approximately $0.3 million at December 31, 2005. We estimate that a 100 basis point increase in interest rates from the levels at December 31, 2005, would have resulted in a net increase in the fair market value of the open derivatives of $1.6 million. There were no such instruments at December 31, 2004. See Note 5 "Derivative Financial Instruments" to our Consolidated Financial Statements for more information.

EQUITY MARKET SENSITIVITY

As discussed above in the interest rate sensitivity section, we invest in certain Company-sponsored managed investment funds and accounts that invest in a variety of asset classes. The carrying value of the Company's investments in funds and accounts subject to equity price risk is approximately $45 million and $44 million, at December 31, 2005 and 2004, respectively. As of December 31, 2005 and 2004, we estimate that a 10% adverse change in equity prices would have resulted in decreases of approximately $5 million and $4 million, respectively, in the fair value of our equity securities. The model to determine sensitivity assumes a corresponding shift in all equity prices.

An adverse movement in the equity price of our holdings in privately-held companies cannot be easily quantified as our ability to realize returns on our investment depends on the investees' ability to raise additional capital and/or derive cash inflows from continuing operations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share data)


                                                                                                                DECEMBER 31,
                                                                                                         --------------------------
                                                                                                             2005           2004
                                                                                                         -----------    -----------
ASSETS
Cash and cash equivalents                                                                                $   128,933    $   209,360
Management and distribution fees receivable                                                                   61,932         50,902
Other receivables                                                                                             22,387         18,754
Furniture, equipment, and leasehold improvements, at cost less accumulated depreciation
     and amortization of $58,950 and $51,942, respectively                                                    31,926         27,694
Investments                                                                                                  121,273        138,820
Goodwill                                                                                                     625,267        549,811
Other intangible assets, at cost less accumulated amortization of $20,785 and $15,293, respectively           62,307         53,398
Current taxes receivable                                                                                       4,377             --
Other assets                                                                                                  18,815         22,854
                                                                                                         -----------    -----------
                                                                                                         $ 1,077,217    $ 1,071,593
                                                                                                         ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-Term Obligations:
     Notes payable                                                                                       $   150,000    $        --
     Accounts payable                                                                                         15,990         14,429
     Current taxes payable                                                                                        --          4,255
     Accrued compensation and other expenses                                                                  86,644         67,311
     Other short-term liabilities                                                                             12,930          8,788
                                                                                                         -----------    -----------
         Total Short-Term Obligations                                                                        265,564         94,783
                                                                                                         -----------    -----------
Long-Term Obligations:
     Notes payable                                                                                                --        305,047
     Senior term notes                                                                                       543,733             --
     Deferred compensation                                                                                    36,585         34,547
     Deferred income tax liability, net                                                                       26,319         23,959
     Other long-term liabilities                                                                              23,186         25,177
                                                                                                         -----------    -----------
         Total Long-Term Obligations                                                                         629,823        388,730
                                                                                                         -----------    -----------

     Total Liabilities                                                                                       895,387        483,513


Minority interest                                                                                             25,007          2,602


Common stockholders' equity:
     Class A common stock, $.01 par value, 160,000,000 shares authorized,
         120,911,480 and 47,586,266 shares issued at December 31, 2005 and 2004,
         respectively                                                                                          1,209            476
     Class B common stock, $.01 par value, 80,000,000 shares authorized, no shares issued at December 31, 2005 and 73,325,214 shares issued at
         December 31, 2004                                                                                        --            733
     Additional paid-in capital                                                                              246,565        215,102
     Retained earnings                                                                                       965,058        854,549
     Unamortized cost of restricted stock awards                                                             (18,337)           (77)
     Accumulated other comprehensive income/(loss)                                                               864            892
                                                                                                         -----------    -----------
                                                                                                           1,195,359      1,071,675
     Less common stock held in treasury, at cost (43,196,377 and 28,006,208 shares, respectively)         (1,038,536)      (486,197)
                                                                                                         -----------    -----------
         Total common stockholders' equity                                                                   156,823        585,478
                                                                                                         -----------    -----------
                                                                                                         $ 1,077,217    $ 1,071,593
                                                                                                         ===========    ===========


See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  YEAR ENDED DECEMBER 31,
                                                             ----------------------------------
                                                               2005         2004        2003
                                                             ---------   ---------    ---------
Operating revenues:
     Investment advisory fees from assets under management   $ 559,663   $ 475,814    $ 404,847
     Product distribution                                        8,356       8,959        9,206
     Performance fees/other revenue                             21,110      20,864       37,975
                                                             ---------   ---------    ---------
        Total operating revenues                               589,129     505,637      452,028
                                                             ---------   ---------    ---------

Operating expenses:
     Compensation and benefits                                 195,194     165,321      144,190
     Advertising and promotional costs                          12,495      12,158       11,627
     Occupancy and equipment costs                              21,648      19,740       19,321
     Amortization of intangible assets                           5,492       5,118        5,208
     Travel and entertainment                                    8,357       7,981        7,726
     Outside and professional services                          25,002      22,216       20,331
     Minority interest expense                                   5,809       1,875        1,077
     Other operating expenses                                   25,242      18,353       16,222
                                                             ---------   ---------    ---------
        Total operating expenses                               299,239     252,762      225,702
                                                             ---------   ---------    ---------

Other income/(expense)                                           7,888       7,548          826

Net interest expense                                           (18,939)     (7,916)      (5,997)
                                                             ---------   ---------    ---------

Income before taxes                                            278,839     252,507      221,155
                                                             ---------   ---------    ---------

Income taxes:
     Current                                                   103,597      87,723       76,097
     Deferred                                                    4,086       8,376       10,053
                                                             ---------   ---------    ---------
        Total income taxes                                     107,683      96,099       86,150
                                                             ---------   ---------    ---------

Net income                                                   $ 171,156   $ 156,408    $ 135,005
                                                             =========   =========    =========


Average common and common equivalent shares outstanding:
     Basic                                                      81,356      92,671       92,612
                                                             =========   =========    =========

     Diluted                                                    86,111      96,121       95,944
                                                             =========   =========    =========

Earnings per common share:
     Basic                                                   $    2.10   $    1.69    $    1.46
                                                             =========   =========    =========

     Diluted                                                 $    1.99   $    1.63    $    1.41
                                                             =========   =========    =========


See accompanying notes to consolidated financial statements.

The Company began expensing the cost of stock options on April 1, 2004. All prior period financial information has been restated.

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS' EQUITY
(in thousands)


                                                                               UNAMORTIZED   ACCUMULATED
                                      CLASS A  CLASS B  ADDITIONAL               COST OF        OTHER
                                      COMMON   COMMON    PAID-IN    RETAINED   RESTRICTED   COMPREHENSIVE   TREASURY
                                       STOCK    STOCK    CAPITAL    EARNINGS  STOCK AWARDS  INCOME/(LOSS)     STOCK         TOTAL
                                      -------  ------   ---------- ---------  ------------  -------------  -----------    ---------
Balance at December 31, 2002          $   476  $  733   $  172,198 $ 682,278  $       (748) $      (4,859) $  (453,352)   $ 396,726
                                      =======  ======   ========== =========  ============  =============  ===========    =========

    Net income                                                       135,005                                                135,005
    Cash dividends paid                                              (51,880)                                               (51,880)
    Purchase of treasury stock                                                                                 (41,946)     (41,946)
    Compensation expense on
          options                                           14,132                                                           14,132
    Exercise of stock options                               (3,649)   (2,151)                                   23,480       17,680
    Issuance of restricted stock                                          49          (129)                         80           --
    Amortization of restricted
         stock awards                                                                  827                                      827
    Tax effect of options
         exercised                                           6,218                                                            6,218
    Other comprehensive income                                                                      2,218                     2,218
                                      -------  ------   ---------- ---------  ------------  -------------  -----------    ---------
Balance at December 31, 2003          $   476  $  733   $  188,899 $ 763,301  $        (50) $      (2,641) $  (471,738)   $ 478,980
                                      =======  ======   ========== =========  ============  =============  ===========    =========
    Net income                                                       156,408                                                156,408
    Cash dividends paid                                              (63,979)                                               (63,979)
    Purchase of treasury stock                                                                                 (52,076)     (52,076)
    Compensation expense on options                         20,417                                                           20,417
    Exercise of stock options                               (5,857)   (1,144)                                   37,257       30,256
    Issuance of deferred stock                                           (66)                                      300          234
    Grant of restricted stock                                             29           (89)                         60           --
    Amortization of restricted
         stock awards                                                                   62                                       62
    Tax effect of options exercised                         11,643                                                           11,643
    Other comprehensive income                                                                      3,533                     3,533
                                      -------  ------   ---------- ---------  ------------  -------------  -----------    ---------
Balance at December 31, 2004          $   476  $  733   $  215,102 $ 854,549  $        (77) $         892  $  (486,197)   $ 585,478
                                      =======  ======   ========== =========  ============  =============  ===========    =========
    Net income                                                       171,156                                                171,156
    Cash dividends paid                                              (62,805)                                               (62,805)
    Conversion of B shares to A           733    (733)                                                                           --
    Purchase of treasury stock                                                                                (636,112)    (636,112)
    Compensation expense on options                         14,520                                                           14,520
    Exercise of stock options                               (9,754)  (10,399)                                   73,852       53,699
    Grant of restricted stock                                         12,557       (23,197)                     10,640           --
    Forfeit of restricted stock                                                        719                        (719)          --
    Amortization of restricted
         stock awards                                                                4,218                                    4,218
    Tax effect of options exercised                         26,022                                                           26,022
    Tax effect of restricted stock
         granted                                               675                                                              675
    Other comprehensive
         income/(loss)                                                                                (28)                      (28)
                                      -------  ------   ---------- ---------  ------------  -------------  -----------    ---------
Balance at December 31, 2005          $ 1,209  $   --   $  246,565 $ 965,058  $    (18,337) $         864  $(1,038,536)   $ 156,823
                                      =======  ======   ========== =========  ============  =============  ===========    =========


Comprehensive Income (in 000s):                                             2005         2004        2003
                                                                          ---------    ---------   ---------
Net income ............................................................   $ 171,156    $ 156,408   $ 135,005
Other comprehensive income:
  Unrealized gains/(losses) on marketable equity securities, net of tax        (566)       3,176       3,605
  Reclassification adjustments for realized gains/(losses) ............         218           80          30
  Acceleration of terminated cash flow hedge ..........................       1,141           --          --
  Terminated cash flow hedge ..........................................       1,529          276      (1,417)
  Funded status of qualified pension plan .............................      (2,351)          --          --
  Foreign currency translation adjustments ............................           1            1          --
                                                                          ---------    ---------   ---------
      Subtotal:  other comprehensive income/(loss) ....................         (28)       3,533       2,218
                                                                          ---------    ---------   ---------
         Comprehensive Income .........................................   $ 171,128    $ 159,941   $ 137,223
                                                                          =========    =========   =========



Change in Shares Outstanding (in 000s):                                     2005         2004        2003
                                                                          ---------    ---------   ---------
Shares outstanding at the beginning of the year .................            92,905       92,506      92,726
Shares issued under equity incentive plans ......................             3,907        2,219       1,444
Shares acquired .................................................              (904)      (1,820)     (1,664)
Repurchase from STA .............................................           (18,193)          --          --
                                                                          ---------    ---------   ---------
Shares outstanding at the end of the year .......................            77,715       92,905      92,506
                                                                          =========    =========   =========


See accompanying notes to consolidated financial statements.

The Company began expensing the cost of stock options on April 1, 2004. All prior period financial information has been restated.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)


                                                                                       YEAR ENDED DECEMBER 31,
                                                                           -----------------------------------------
                                                                              2005           2004           2003
                                                                           -----------    -----------    -----------
Cash flows from operating activities:
    Net income                                                             $   171,156    $   156,408    $   135,005
    Adjustments to reconcile net income to net cash
      provided from operating activities:
       Deferred income taxes                                                     4,086          8,376         10,053
       Depreciation of office property, equipment, and leaseholds                8,745          7,900          7,650
       Unrealized (gains)/losses from available-for-sale investments            (1,549)          (388)            63
       Amortization of intangible assets                                         5,492          5,118          5,208
       Amortization of debt related items, net                                  (3,753)          (637)            14
       Compensation expense for options and restricted stock                    18,738         20,479         14,959
    Net (increase) decrease in assets:
      Management and distribution fees receivable                               (8,995)         4,069           (867)
      Other receivables                                                         (1,886)        (7,476)         3,687
      Other assets                                                               1,625          1,221          2,353
    Net increase (decrease) in liabilities:
      Accrued compensation and other expenses                                   18,888         11,825         11,296
      Deferred compensation                                                      2,037          3,840          2,731
      Current taxes payable                                                     (8,632)       (15,415)         8,719
      Accounts payable                                                             494            858            762
      Other liabilities                                                          5,358         (4,193)         1,359
    Other                                                                       (3,245)             4              1
                                                                           -----------    -----------    -----------
                 Net cash provided from operating activities                   208,559        191,989        202,993
                                                                           -----------    -----------    -----------

Cash flows from financing activities:
      Proceeds from loans and notes payable                                    860,000             --        300,000
      Proceeds from senior term notes                                          550,000             --             --
      Repayments of notes and loans payable                                 (1,010,000)            --       (305,000)
      Net deferred debt issuance related items                                  (4,661)         3,846            610
      Dividends paid                                                           (62,805)       (63,979)       (51,880)
      Proceeds from stock options exercised                                     53,699         30,256         17,679
      Acquisition of treasury stock                                           (636,112)       (52,076)       (41,946)
      Other, consisting primarily of the tax effect of options exercised        26,697         11,643          6,218
                                                                           -----------    -----------    -----------
                 Net cash used for financing activities                       (223,182)       (70,310)       (74,319)
                                                                           -----------    -----------    -----------

Cash flows from investing activities:
      Santa Barbara acquisition                                                (49,765)            --             --
      Purchase of office property and equipment                                (13,494)        (5,634)        (6,964)
      Proceeds from sales of investment securities                              29,452          2,543          1,416
      Purchases of investment securities                                       (13,477)       (54,718)        (1,808)
      Net change in consolidated mutual funds                                   (6,604)            --             --
      Contingent consideration for Symphony acquisition                             --         (1,639)       (14,264)
      Proceeds from Rittenhouse stock options exercised                             --             --         42,474
      Repurchase of Rittenhouse stock                                               --             --        (53,531)
      Repurchase of NWQ minority members' interests                            (22,800)       (15,424)            --
      Other, consisting primarily of the change in other investments            10,883            968         (4,893)
                                                                           -----------    -----------    -----------
                 Net cash used for investing activities                        (65,805)       (73,904)       (37,570)
                                                                           -----------    -----------    -----------

Effect of exchange rate changes on cash and cash equivalents                         1              1             --

Increase/(decrease) in cash and cash equivalents                               (80,427)        47,776         91,104
Cash and cash equivalents:
      Beginning of year                                                        209,360        161,584         70,480
                                                                           -----------    -----------    -----------
      End of year                                                          $   128,933    $   209,360    $   161,584
                                                                           ===========    ===========    ===========


See accompanying notes to consolidated financial statements.


The Company began expensing the cost of stock options on April 1, 2004. All prior period financial information has been restated.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General Information and Basis of Presentation

The consolidated financial statements include the accounts of Nuveen Investments, Inc. ("the Company" or "Nuveen Investments") and its majority-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

Nuveen Investments markets its highly specialized investment teams, each with its own brand name and area of expertise: NWQ, specializing in value-style equities; Nuveen, managing fixed-income investments; Santa Barbara, committed to growth equities; Rittenhouse, focused on "blue-chip" growth equities; and Symphony, with expertise in alternative investments as well as equity and income portfolios.

Operations of Nuveen Investments are organized around its principal advisory subsidiaries, which are registered investment advisers under the Investment Advisers Act of 1940. These advisory subsidiaries manage the Nuveen mutual funds and closed-end funds and provide investment services for individual and institutional managed accounts. Additionally, Nuveen Investments, LLC, a registered broker and dealer in securities under the Securities Exchange Act of 1934, provides investment product distribution and related services for the Company's managed funds.

Sale of The St. Paul Travelers Companies, Inc.'s Ownership Interest in Nuveen Investments

On April 7, 2005, The St. Paul Travelers Companies, Inc. ("STA") sold approximately 40 million shares of Nuveen Investments' common stock in a secondary underwritten public offering at $34.00 per share.

In addition, the Company repurchased $600 million of Nuveen Investments common stock directly from STA at a price of $32.98 per share, or approximately 18.2 million shares. The repurchase of these shares was completed through two steps - a $200 million (6.0 million shares) repurchase was completed on April 7, 2005, and a $400 million forward purchase (plus interest) was settled on July 28, 2005. The entire $600 million repurchase has been recorded by Nuveen Investments as if it were completed in its entirety on April 7, 2005. As such, effective April 7, 2005, Nuveen Investments had approximately 75.9 million shares of common stock outstanding for the purpose of computing basic earnings per share. Upon the closing of the secondary offering, the Company was no longer a majority-owned subsidiary of STA, and, as of the end of September 2005, all of STA's remaining ownership interest had been sold.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes to the consolidated financial statements. Actual results could differ from these estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, investment instruments with maturities of three months or less and other highly liquid investments, including commercial paper and money market funds, which are readily convertible to cash. Amounts presented on our consolidated balance sheets approximate fair value. Included in cash and cash equivalents are approximately $5 million of treasury bills segregated in a special reserve account for the benefit of customers under rule 15c3-3 of the Securities and Exchange Commission.

Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell are treated as collateralized financing transactions and are carried at the amounts at which such securities will be subsequently resold, including accrued interest, and approximate fair value. The Company's exposure to credit risks associated with the nonperformance of counterparties in fulfilling these contractual obligations can be directly impacted by market fluctuations that may impair the counterparties' ability to satisfy their obligations. It is the Company's policy to take possession of the securities underlying the agreements to resell or enter into tri-party agreements, which include segregation of the collateral by an independent third party for the benefit of the Company. The Company monitors the value of these securities daily and, if necessary, obtains additional collateral to assure that the agreements are fully secured. At December 31, 2005, the Company had approximately $20 million in securities purchased under agreements to resell. At December 31, 2004, there were no securities purchased under agreements to resell.

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

Securities Transactions

Securities transactions entered into by the Company's broker-dealer subsidiary are recorded on a settlement date basis, which is generally three business days after the trade date. Securities owned are valued at market value with profit and loss accrued on unsettled transactions based on the trade date.

Furniture, Equipment and Leasehold Improvements

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

Investments

Investments consist of securities classified as either: non-marketable, trading, or available-for-sale. Also included are investments resulting from the consolidation of three funds managed by the Company but not yet offered for sale. As a result of being the sole investor in these three funds, the Company is required to consolidate these funds in its consolidated financial statements (see Note 11, "Consolidated Funds," for additional information). Of the approximate total of $121 million in investments at December 31, 2005, approximately $45 million relates to equity-based funds and accounts, another $45 million to fixed-income funds or accounts, and the remaining $31 million is considered "other" which consists primarily of our investment in Institutional Capital Corporation.

The following information related to investments does not include information related to the consolidated fund investments of approximately $28 million.

Non-marketable securities are investments that are saleable, but for which no ready market exists. These investments are carried at cost. At December 31, 2005, approximately $30 million of investments are classified as non-marketable and represent non-voting common stock in a privately held institutional equity manager (Institutional Capital Corporation).

Trading securities are securities bought and held principally for the purpose of selling them in the near term. These investments are reported at fair value, with unrealized gains and losses included in earnings. At December 31, 2005, approximately $22 million of investments are classified as trading securities. Approximately $11 million of these securities are in products or portfolios that are not currently marketed by the Company but may be offered to investors in the future. The fair value for these products is determined through a combination of quoted market prices as well as a valuation of any derivatives employed by means of discounted cash flow analysis. The remaining balance of approximately $10 million included as trading securities is our investment in certain Company-sponsored mutual funds. The purpose of these investments is to mitigate interest rate exposure for those participants in the Company's deferred compensation program who have elected to defer compensation with such deferred compensation earning interest based on the rate of return of one of several managed funds sponsored by the Company. To mitigate exposure and to minimize the volatility of the Company's deferred compensation liability, the Company purchases shares of the underlying funds at the time of the deferral.

Investments not classified as either non-marketable or trading are classified as available-for-sale securities. These investments are carried at fair value with unrealized holding gains and losses reported net of tax as a separate component of accumulated other comprehensive income until realized. Realized gains and losses are reflected as a component of non-operating income/(expense). At December 31, 2005, approximately $40 million of investments are classified as available-for-sale and consist primarily of Company-sponsored products or portfolios that are not currently being marketed by the Company but may be offered to investors in the future. These marketable securities are carried at fair value, which is based on quoted market prices.

The cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of available-for-sale equity securities by major security type and class of security at December 31, 2005 and 2004, are as follows:


(in 000s)
                                                         GROSS UNREALIZED    GROSS UNREALIZED
                                               COST       HOLDING GAINS       HOLDING LOSSES     FAIR VALUE
                                             --------    ----------------    ----------------    ----------
At December 31, 2005 Available-for-Sale:
     Incubation strategies                   $  24,249     $    2,479          $     (28)        $  26,700
     Sponsored funds                             8,620            479               (143)            8,956
     Other equity securities                     4,203            -                  (26)            4,177
                                             ---------     ----------          ---------         ---------
                                             $  37,072     $    2,958          $    (197)        $  39,833
                                             =========     ==========          =========         =========


(in 000s)
                                                         GROSS UNREALIZED    GROSS UNREALIZED
                                               COST       HOLDING GAINS       HOLDING LOSSES     FAIR VALUE
                                             --------    ----------------    ----------------    ----------
At December 31, 2004 Available-for-Sale:
     Incubation strategies                   $  16,422     $    3,019          $    (214)        $  19,227
     Sponsored funds                            17,664            468                (25)           18,107
     Other equity securities                     3,871            142                (40)            3,973
                                             ---------     ----------          ---------         ---------
                                             $  37,957     $    3,629          $    (279)        $  41,307
                                             =========     ==========          =========         =========

The Company periodically evaluates its investments for other-than-temporary declines in value. Other-than-temporary declines in value may exist when the fair value of an investment security has been below the carrying value for an extended period of time. If an other-than-temporary decline in value is determined to exist, the unrealized investment loss net of tax in accumulated other comprehensive income is realized as a charge to net income in that period. At December 31, 2005, for the five investments that have unrealized losses for greater than 12 months, the Company believes that all of these unrealized losses are only temporary and are due to temporary market conditions. Supporting this conclusion is the increase in the value of these investments, and commensurate decline in total unrealized losses at December 31, 2005, compared to total unrealized losses at December 31, 2004. The following table presents information about the Company's investments with unrealized losses at December 31, 2005 and 2004 (in 000s):


-------------------------------------------------------------------------------------------------------------
DECEMBER 31, 2005                   LESS THAN 12 MONTHS         12 MONTHS OR LONGER           TOTAL
                                  ---------------------------------------------------------------------------
                                    Fair      Unrealized       Fair      Unrealized      Fair      Unrealized
Description of Securities           Value       Losses         Value       Losses        Value       Losses
-------------------------------------------------------------------------------------------------------------
Sponsored funds                    $ 5,125       $ (139)      $  296        $ (30)      $ 5,421     $ (169)
Incubation strategies                  987          (28)          --           --           987        (28)
                                   -------       ------       ------        -----       -------     ------
    Total temporarily
    impaired securities            $ 6,112       $ (167)      $  296        $ (30)      $ 6,408     $ (197)
-------------------------------------------------------------------------------------------------------------


-------------------------------------------------------------------------------------------------------------
DECEMBER 31, 2004                   LESS THAN 12 MONTHS         12 MONTHS OR LONGER           TOTAL
                                  ---------------------------------------------------------------------------
                                    Fair      Unrealized       Fair      Unrealized      Fair      Unrealized
Description of Securities           Value       Losses         Value       Losses        Value       Losses
-------------------------------------------------------------------------------------------------------------
Sponsored funds                      $ 477        $ (25)      $    49        $  (1)      $   526    $  (26)
Incubation strategies                2,022           (5)        1,376         (248)        3,398      (253)
                                  --------    ----------     --------        -----       -------     -----
    Total temporarily
    impaired securities            $ 2,499      $   (30)      $ 1,425        $(249)      $ 3,924    $ (279)
-------------------------------------------------------------------------------------------------------------


Revenue Recognition

Investment advisory fees from assets under management are recognized ratably over the period that assets are under management. Performance fees are recognized only at the performance measurement dates contained in the individual account management agreements and are dependent upon performance of the account exceeding agreed-upon benchmarks over the relevant period. Some of the Company's investment management agreements provide that, to the extent certain enumerated expenses exceed a specified percentage of a fund's or a portfolio's average net assets for a given year, the advisor will absorb such expenses through a reduction in management fees. Investment advisory fees are recorded net of any such expense reductions. Investment advisory fees are also recorded net of any sub-advisory fees paid by the Company based on the terms of those arrangements.

Accumulated Other Comprehensive Income/(Loss)

The Company's other comprehensive income/(loss) consists of: changes in unrealized gains and losses on certain investment securities classified as available-for-sale (recorded net of tax); reclassification adjustments for realized gains/(losses) on those investment securities classified as available-for-sale; activity from terminated cash flow hedges; activity related to the Company's qualified pension plan; and foreign currency translation adjustments.

The changes in unrealized gains and losses (net of tax) on certain investment securities classified as available-for-sale were approximately ($0.3 million), $3.2 million and $3.6 million for the years ended December 31, 2005, 2004, and 2003, respectively. The related cumulative tax effects of the changes in unrealized gains and losses on those investment securities classified as available-for-sale were deferred tax benefits/(liabilities) of $0.2 million in 2005, ($2.1 million) in 2004 and ($2.3 million) in 2003. The reclassification adjustments for realized gains/(losses) for those investment securities classified as available-for-sale resulted in gains of approximately $0.2 million, $0.1 million and less than $0.1 million in 2005, 2004 and 2003, respectively.

During 2005, the Company had two different sources of activity from terminated cash flow hedges: (1) the acceleration of the amortization of the deferred loss resulting from a series of Treasury rate lock transactions related to the private placement debt; and (2) the deferral of a gain and its related amortization resulting from a series of Treasury rate lock transactions related to the Senior Term Notes.

The first source of 2005 activity from terminated cash flow hedges relates to the private placement debt. As discussed further in Note 5, "Derivative Financial Instruments," the Company had incurred a deferred loss during 2003 in connection with a series of Treasury rate lock transactions that had been entered into in anticipation of the private placement debt (see Note 4, "Debt"). This loss was being reclassified into current earnings commensurate with the recognition of interest expense on the private placement debt. The amortization of this loss was approximately $0.1 million and $0.3 million for the years ended December 31, 2003 and 2004, respectively. At December 31, 2004, the remaining unamortized loss from these Treasury rate lock transactions was approximately $1.1 million. On April 6, 2005, the Company made an early repayment of the entire $300 million of private placement debt. As a result of this early repayment, the Company accelerated the recognition of the remaining $1.1 million of unamortized deferred loss relating to those Treasury rate lock transactions. At December 31, 2005, there was no remaining unamortized loss relating to these Treasury rate lock transactions.

The second source of 2005 activity from terminated cash flow hedges relates to the Senior Term Notes. As discussed further in Note 5, "Derivative Financial Instruments," during 2005, the Company deferred a $1.6 million gain that resulted from another series of Treasury rate lock transactions; these Treasury rate lock transactions were entered into in anticipation of the issuance of the Senior Term Notes (see Note 4, "Debt," for additional information). This $1.6 million gain will be reclassified into current earnings commensurate with the recognition of interest expense on the 5-year and 10-year term debt. As the gain resulting from these Treasury rate lock transactions did not occur until 2005, there was no amortization for the years ended December 31, 2003 or 2004. For the year ended December 31, 2005, approximately $0.1 million of income was reclassified into interest expense. At December 31, 2005, the remaining unamortized gain on these Treasury rate lock transactions approximated $1.5 million. During 2006, the Company expects to reclassify approximately $0.2 million of the deferred gain into interest expense.

For the year ended December 31, 2005, the Company updated certain actuarial assumptions used to determine the accumulated benefit obligation ("ABO") for its qualified pension plan. As a result, the Company's qualified pension plan was determined to be underfunded on an ABO basis as of December 31, 2005. Consequently, a charge was recorded to stockholders' equity, net of income tax benefits, as a component of other comprehensive loss of approximately $2.4 million. Effective March 24, 2003, the retirement plan was amended to provide that: (1) participation in the retirement plan was frozen such that no new employees will enter the plan, and (2) existing plan participants will not accrue any new benefits after March 31, 2014.

Finally, the last component of the Company's other comprehensive income/(loss) relates to foreign currency translation adjustments. Although there were no foreign currency translation gains/losses for the year ended December 31, 2003, the Company recorded approximately $1,000 of foreign currency translation gains for each of the years ended December 31, 2005 and 2004.

The Company's total comprehensive income was approximately $171.1 million in 2005, $159.9 million in 2004 and $137.2 million in 2003.

Goodwill

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

The following table presents a reconciliation of activity in goodwill from December 31, 2003, to December 31, 2005, as presented on our consolidated balance sheets:

(in 000s)

Balance at December 31, 2003                                   $   535,271
    Repurchase of 100% of NWQ Class 2 interests (see Note 9)        12,923
    Symphony contingent consideration                                1,639
    Other                                                              (22)
                                                               -----------
Balance at December 31, 2004                                   $   549,811
                                                               -----------
    Repurchase of 100% of NWQ Class 3 interests (see Note 9)        22,500
    Santa Barbara acquisition (see Note 10)                         52,956
                                                               -----------
Balance at December 31, 2005                                   $   625,267
                                                               ===========


Intangible Assets

Intangible assets consist primarily of the estimated value of customer relationships resulting from our Symphony, NWQ, and Santa Barbara acquisitions. We do not have any intangible assets with indefinite lives. We amortize our intangible assets over their estimated useful lives.

The following table presents a reconciliation of activity in other intangible assets from December 31, 2003, to December 31, 2005, as presented on our consolidated balance sheets:

(in 000s)

Balance at December 31, 2003                                        $   58,516
    Amortization of:
         Symphony customer relationships                                (2,223)
         Symphony internally developed software                           (324)
         Symphony favorable lease                                          (26)
         NWQ contractual relationships                                  (2,545)
                                                                    ----------
Balance at December 31, 2004                                        $   53,398
                                                                    ==========
    Santa Barbara acquisition (see Note 10)                             14,400
    Amortization of:
         Symphony customer relationships                                (2,223)
         Symphony internally developed software                           (324)
         NWQ contractual relationships                                  (2,544)
         Santa Barbara contractual relationships (see Note 10)            (400)
                    --- ----                                        ----------
Balance at December 31, 2005                                        $   62,307
                                                                    ==========


The following table reflects the gross carrying amounts and the accumulated amortization amounts for the Company's intangible assets as of December 31, 2005 and 2004:

(in 000s)


                                             AS OF DECEMBER 31, 2005             AS OF DECEMBER 31, 2004
                                          -----------------------------       ------------------------------
                                            GROSS                               GROSS
                                          CARRYING        ACCUMULATED          CARRYING          ACCUMULATED
                                           AMOUNT        AMORTIZATION           AMOUNT          AMORTIZATION
                                          --------      -------------          --------         ------------
Symphony acquisition-
    Customer relationships                 $43,800          $ 9,891              $43,800             $ 7,668
    Internally developed software            1,622            1,432                1,622               1,107
    Favorable lease                            369              369                  369                 369
NWQ acquisition-
    Contractual customer relationships      22,900            8,693               22,900               6,149
Santa Barbara - estimated intangibles       14,400              400                   --                  --
                                           -------          -------              -------             -------
        Total                              $83,091          $20,785              $68,691             $15,293
                                           =======          =======              =======             =======

For the years ended December 31, 2005 and 2004, the aggregate amortization expense relating to the Company's amortizable intangible assets was approximately $5.5 million and $5.1 million, respectively. There were no unamortizable intangible assets at December 31, 2005 and 2004. The approximate useful lives of these intangible assets are as follows: Symphony customer relationships - 19 years; Symphony internally developed software - 5 years; NWQ contractual relationships - 9 years; and Santa Barbara contractual relationships
- 9 years (estimated). The estimated aggregate amortization expense for each of the next five years is approximately: $6.6 million for 2006, and $6.4 million for each of 2007, 2008, 2009 and 2010.

Other Receivables and Other Liabilities

Included in other receivables and other liabilities are receivables from and payables to broker-dealers and customers, primarily in conjunction with unsettled trades. These receivables were approximately $9.0 million and $8.7 million, and these payables were approximately $4.6 million and $5.0 million at December 31, 2005 and 2004, respectively.

Other Assets

At December 31, 2005 and 2004, other assets consist primarily of approximately $14.6 million and $16.9 million, respectively, in commissions advanced by the Company on sales of certain mutual fund shares. Advanced sales commission costs are being amortized over the lesser of the Securities and Exchange Commission Rule 12b-1 revenue stream period (one to eight years) or the period during which the shares of the fund upon which the commissions were paid remain outstanding.

Fair Value of Financial Instruments

SFAS No. 107, "Disclosures About Fair Value of Financial Instruments" ("SFAS No. 107") requires the disclosure of the estimated fair value of financial instruments. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

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

Cash and cash equivalents, marketable securities, notes and other accounts receivable and investments are financial assets with carrying values that approximate fair value because of the short maturity of those instruments. Accounts payable and other accrued expenses are financial liabilities with carrying values that also approximate fair value because of the short maturity of those instruments. The fair value of long-term debt is based on market prices.

A comparison of the fair values and carrying amounts of these instruments is as follows:

(in 000s)

DECEMBER 31,                                 2005                    2004
                                       -------------------   --------------------
                                       CARRYING      FAIR     CARRYING     FAIR
                                        AMOUNT      VALUE      AMOUNT     VALUE
                                       --------   -------    ---------   --------

Assets:
    Cash and cash equivalents          $128,933   $128,933   $209,360   $209,360
    Fees receivable                      61,932     61,932     50,902     50,902
    Other receivables                    22,387     22,387     18,754     18,754
    Investment in consolidated funds     28,377     28,377     31,023     31,023
    Marketable securities                61,526     61,526     65,670     65,670
    Non-marketable securities            30,434     30,600     41,287     66,450

Liabilities:
    Senior term notes                  $550,000   $541,047   $     --   $     --
    Notes payable                       150,000    150,000    305,047    299,000
    Accounts payable                     15,990     15,990     14,429     14,429
     Open derivatives                       303        303         66         66


Equity Incentive Plans

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

The following table provides the effect of the restatement on net income and earnings per share for the year ended December 31, 2003:

(in 000s, except per share data)

                                     AS REPORTED           AS RESTATED
                                     -----------           -----------
              Net Income              $143,996              $135,005
              Basic EPS                 $1.55                 $1.46
              Diluted EPS               $1.50                 $1.41

Leases

The Company leases its various office locations under cancelable and non-cancelable operating leases, whose initial terms typically range from month-to-month to fifteen years, along with options that permit renewals for additional periods. Minimum rent is expensed on a straight-line basis over the term of the lease, with any applicable leasehold incentives applied as a reduction to monthly lease expense.

Advertising and Promotional Costs

Advertising and promotional costs include amounts related to the marketing and distribution of specific products offered by the Company as well as expenses associated with promoting the Company's brands and image. The Company's policy is to expense such costs as incurred.

Other Income/(Expense)

Other income/(expense) includes realized gains and losses on investments and miscellaneous income, including gain or loss on the disposal of property.

The following is a summary of Other Income/(Expense) for the years ended December 31, 2005, 2004 and 2003:

(in 000s)

For the year ended December 31,           2005        2004        2003
                                        --------    -------      -------
  Gains/(Losses) on Investments          $ 4,802    $ 4,128      $ 1,440
  Gains/(Losses) on Fixed Assets            (442)       (10)        (635)
  Miscellaneous Income/(Expense)           3,528      3,430           21
                                        --------    -------      -------
             Total                      $  7,888    $ 7,548      $   826
                                        ========    =======      =======

Total other income/(expense) for 2005 was $7.9 million. As a result of the early repayment of the private placement debt, the Company accelerated the recognition of unamortized deferred gains and losses resulting from various interest rate hedging activity associated with the private placement debt. This accelerated recognition resulted in $3.6 million of miscellaneous income for the year. Supplementing this other income was $4.8 million in gains recognized on the sale of seed investments.

Total other income/(expense) was $7.5 million in 2004. This income was comprised of realized gains on the sale of investments and income recorded on non-recurring items.

Net Interest Expense

The following is a summary of Net Interest Expense for the years ended December 31, 2005, 2004 and 2003:

(in 000s)

For the year ended December 31,     2005          2004           2003
                                  --------      --------       --------
  Dividends and Interest Income   $  8,978      $  4,597       $  1,438
  Interest Expense                 (27,917)      (12,513)        (7,435)
                                  --------      --------       --------
             Total                $(18,939)     $ (7,916)      $ (5,997)
                                  ========      ========       ========

Total net interest expense increased $11.0 million for the year due to increased interest expense as a result of increased debt associated with the repurchase of shares from STA. Partially offsetting this increase was an increase in dividends and interest income due to dividends received during 2005 and interest earned on the consolidated funds.

Net interest expense increased $1.9 million in 2004 as a result of the restructuring of our debt from short-term variable rate debt to long-term fixed rate debt late in 2003.

Taxes

The Company and its subsidiaries file a consolidated federal income tax return. The Company provides for income taxes on a separate return basis. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and the tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are applicable to periods in which the differences are expected to affect taxable income. Although valuation allowances may be established, when necessary, to reduce deferred tax assets to amounts expected to be realized, there were no deferred tax asset valuation allowances at December 31, 2005 or 2004.

Supplemental Cash Flow Information

The Company paid cash interest of $21.7 million in 2005, $12.6 million in 2004 and $6.1 million in 2003. This compares with interest expense reported in the Company's consolidated statements of income of $27.9 million, $12.5 million and $7.4 million for the respective reporting years.

Federal and state income taxes paid in the years ending December 31, 2005, 2004 and 2003, amounting to approximately $85.9 million, $92.6 million and $63.5 million, respectively, include required payments on estimated taxable income and final payments of prior year taxes required to be paid upon filing the final federal and state tax returns, reduced by refunds received.

2. EARNINGS PER COMMON SHARE

The following table sets forth a reconciliation of net income and common shares used in the basic and diluted earnings per share computations for the three years ended December 31, 2005, 2004 and 2003:

(in 000s, except per share data)                                             NET         AVERAGE      PER SHARE
                                                                            INCOME        SHARES        AMOUNT
                                                                         ----------     ----------    ---------
2003:
Basic EPS.........................................................       $   135,005       92,612       $  1.46
Dilutive effect of:
   Deferred restricted stock grants...............................                --          465
   Employee stock options.........................................                --        2,867
                                                                         -----------    ---------
Diluted EPS.......................................................       $   135,005       95,944       $  1.41
                                                                         ===========    =========       =======

2004:
Basic EPS.........................................................       $   156,408       92,671       $  1.69
Dilutive effect of:
   Deferred restricted stock grants ..............................                --          457
   Employee stock options.........................................                --        2,993
                                                                         -----------    ---------
Diluted EPS.......................................................       $   156,408       96,121       $  1.63
                                                                         ===========    =========       =======

2005:
Basic EPS.........................................................       $   171,156       81,356       $  2.10
Dilutive effect of:
   Deferred restricted stock grants...............................                --          463
   Employee stock options.........................................                --        4,292
                                                                         -----------    ---------
Diluted EPS.......................................................       $   171,156       86,111       $  1.99
                                                                         ===========    =========       =======

At December 31, 2005, all options to purchase shares of the Company's common stock outstanding were included in the computation of diluted earnings per share because all of the options' respective exercise price per share was less than the average market price of the Company's common shares. At December 31, 2004, options to purchase 103,437 shares of the Company's common stock at a range of $34.40 to $39.47 were outstanding, but were not included in the computation of diluted earnings per share because the options' respective exercise price per share was greater than the average market price of the Company's common shares. At December 31, 2003, options to purchase 4,990,800 shares of the Company's common stock at a range of $27.10 to $27.50 were outstanding, but were not included in the computation of diluted earnings per share because the options' respective exercise price per share was greater than the average market price of the Company's common shares.

3. INCOME TAXES

The provision for income taxes on earnings for the three years ended December 31, 2005, 2004 and 2003 is:

(in 000s)                                                                    2005         2004         2003
                                                                         -----------  -----------  -----------
Current:
   Federal........................................................       $    85,985  $    73,893  $    63,979
   State..........................................................            17,612       13,830       12,118
                                                                         -----------  -----------  -----------
                                                                             103,597       87,723       76,097
                                                                         -----------  -----------  -----------
Deferred:
   Federal........................................................             5,047        9,103        8,471
   State..........................................................              (961)        (727)       1,582
                                                                         ------------ ------------ -----------
                                                                         $     4,086  $     8,376  $    10,053
                                                                         ===========  ===========  ===========

The provision for income taxes is different from that which would be computed by applying the statutory federal income tax rate to income before taxes. The principal reasons for these differences are as follows:

                                                                           2005         2004          2003
                                                                           ----         ----          -----
Federal statutory rate applied to income before taxes.............         35.0%        35.0%         35.0%
State and local income taxes, net of federal income tax benefit...          4.4          3.4           4.5
Tax-exempt interest income, net of disallowed interest expense....         (0.1)        (0.1)         (0.1)
Other, net........................................................         (0.7)        (0.2)         (0.4)
                                                                           ----         ----          ----
Effective tax rate................................................         38.6%        38.1%         39.0%
                                                                           ====         ====          ====

The tax effects of significant items that give rise to the net deferred tax liability recorded on the Company's consolidated balance sheets are shown in the following table:

(in 000's)

DECEMBER 31,                                                             2005        2004
                                                                       --------    --------
Gross deferred tax asset:
   Stock options ...................................................   $ 24,164    $ 21,848
   Deferred compensation ...........................................     13,157      12,405
   Accrued post-retirement benefit obligation ......................      3,953       3,888
   Unfunded accrued pension cost (non-qualified plan) ..............      1,454       1,238
   Book depreciation in excess of tax depreciation .................      4,131       3,978
   State net operating loss carryforwards ..........................      3,819       1,589
   Restricted stock ................................................      1,725         400
   Deferred stock ..................................................      3,050       2,306
   Qualified pension plan costs ....................................        487        --
   Other ...........................................................      5,495       3,697
                                                                       --------    --------
Gross deferred tax asset ...........................................     61,435      51,349
                                                                       --------    --------

Gross deferred tax liability:
   Deferred commissions and fund offering costs ....................     (5,924)     (6,396)
   Goodwill amortization ...........................................    (74,471)    (59,310)
   Prepaid pension costs ...........................................       --        (1,361)
   Other, consisting primarily of internally developed software ....     (7,359)     (8,241)
                                                                       --------    --------
Gross deferred tax liability .......................................    (87,754)    (75,308)
                                                                       --------    --------
   Net deferred tax liability ......................................   $(26,319)   $(23,959)
                                                                       ========    ========

The future realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management believes it is more likely than not the Company will realize the benefits of these future tax deductions.

Not included in income tax expense for 2005, 2004 and 2003 are income tax benefits of $26.7 million, $11.6 million and $6.2 million, respectively, attributable to the vesting of restricted stock and the exercise of stock options. Such amounts are reported on the consolidated balance sheets in additional paid-in capital and as a reduction of taxes payable included in other liabilities on our consolidated balance sheets.

At December 31, 2005, the Company had state tax loss carryforward benefits of approximately $3.8 million that will expire between 2022 and 2025. The Company believes that all state tax loss carryforwards will be utilized prior to expiration.

4. DEBT

At December 31, 2005 and 2004, debt on the accompanying consolidated balance sheets was comprised of the following:

    (in 000s):                                    DECEMBER 31,   DECEMBER 31,
                                                      2005          2004
                                                  -----------    -----------
Short-Term Obligations:
      Notes payable                                $ 150,000           --
                                                   ---------      ---------

Long-Term Obligations:
Notes Payable:
     Private placement debt                             --        $ 300,000
     Net unamortized private placement fees             --           (1,568)
     Net unamortized gains on unwinding of swaps        --            6,615
                                                   ---------      ---------
            Subtotal                                    --        $ 305,047
                                                   ---------      ---------
Senior Term Notes:
     Senior term notes - 5 Year                    $ 250,000           --
     Net unamortized discount                           (654)          --
     Senior term notes - 10 Year                     300,000           --
     Net unamortized discount                         (1,473)          --
     Net unamortized debt issuance costs              (4,140)          --
                                                   ---------      ---------
                                                   $ 543,733           --
            Subtotal
                                                   ---------      ---------
        Total                                      $ 693,733      $ 305,047
                                                   =========      =========

Private Placement Debt

On September 19, 2003, the Company issued $300 million of senior unsecured notes (the "private placement debt"). These notes carried a fixed coupon rate of 4.22%, payable semi-annually and were issued at 100% of par, unsecured, and prepayable at any time in whole or in part. In the event of prepayment, the Company would pay an amount equal to par plus accrued interest plus a "make-whole premium," if applicable. Proceeds from the private placement debt were used to refinance existing debt and for general corporate purposes. These notes were originally scheduled to mature on September 19, 2008, but were repaid on April 6, 2005, with borrowings made under a new Bridge Credit Agreement (discussed below). At the time of the repayment, the Company also paid approximately $1.5 million in accrued interest. Under the terms of the private placement debt, no "make-whole premium" amounts were due. At December 31, 2004, the fair value of the outstanding private placement debt was $299.0 million. As a result of the repayment, there were no amounts outstanding at December 31, 2005.

Bridge Credit Facility

On April 1, 2005, Nuveen Investments entered into a $750 million bridge credit agreement with various financial institutions. The maturity date of this credit agreement was March 31, 2006. Borrowings under this facility bore an interest rate, at the Company's option, of either LIBOR or the Federal Funds rate plus a spread equal to 0.335% to 0.470% based on Nuveen Investments' leverage, with such applicable spread increasing by 0.25% on September 30, 2005, and by an additional 0.25% on December 31, 2005. During the second quarter of 2005, the Company had used approximately $300 million of the amount available under the facility to prepay the holders of the Company's 4.22% senior unsecured notes due September 19, 2008. During the third quarter of 2005, the Company used approximately $410 million of the remaining amount available under the bridge credit agreement primarily to fulfill its forward contract obligation to repurchase shares of its capital stock owned by STA (refer to Note 1, "Sale of The St. Paul Travelers Companies, Inc.'s Ownership Interest in Nuveen Investments"). During the third quarter of 2005, the entire $710 million borrowed under the bridge credit agreement was repaid with borrowings made under a new revolving credit facility and the issuance of senior notes (both discussed below) and the bridge credit agreement was terminated.

Senior Term Notes

On September 12, 2005, Nuveen Investments issued $550 million of senior unsecured notes, comprised of $250 million of 5-year notes and $300 million of 10-year notes. The Company received approximately $544 million in net proceeds after discounts and other debt issuance costs. The five-year senior notes bear interest at an annual fixed rate of 5.0% payable semi-annually beginning March 15, 2006. The 10-year senior notes bear interest at an annual fixed rate of 5.5% payable semi-annually also beginning March 15, 2006. The net proceeds from the notes were used to repay a portion of the outstanding debt under the bridge credit facility. The costs related to the issuance of the senior term notes are being capitalized and amortized to expense over their term. At December 31, 2005, the fair value of the five-year and ten-year senior term notes was approximately $247.4 million and $293.7 million, respectively.

Senior Revolving Credit Facility

In addition to the senior term notes, the Company has a new $400 million senior revolving credit facility that expires on September 15, 2010. As of December 31, 2005, the Company has borrowed $150 million of the total amount available under the new senior revolving credit facility, with the majority of the proceeds being used to repay the amount due under the bridge credit facility (refer to discussion above). The rate of interest payable under the new senior revolving credit facility is, at the Company's option, a function of either one of various floating rate indices or the Federal Funds rate. For the year ended December 31, 2005, the weighted-average interest rate on the amount borrowed under the senior revolving credit facility was 4.54%. The agreement also requires the Company to pay a facility fee at an annual rate of a range of 0.08% to 0.15% that is dependent on our debt rating. Proceeds from borrowings under this facility may be used for fulfilling day-to-day cash requirements and general corporate purposes, including acquisitions, share repurchases and asset purchases.

Other

Our broker-dealer subsidiary occasionally utilizes available, uncommitted lines of credit, which approximate $100 million, with no annual facility fees to satisfy periodic, short-term liquidity needs. At December 31, 2005 and 2004, no borrowings were outstanding on these uncommitted lines of credit.


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

Fair value hedges - An entity may designate a derivative instrument as hedging the exposure to changes in the fair value (market value) of financial assets or liabilities. For example, a fixed-rate bond's market value changes when prevailing market interest rates change. Hedging the fixed-rate bond's price risk with a derivative would be considered a fair value hedge.

Cash flow hedges - An entity may also designate a derivative instrument as hedging the exposure to variability in expected future cash flows that is attributable to a particular risk. That exposure may be associated with an existing recognized asset or liability or a forecasted transaction.

Derivative Financial Instruments Related to Private Placement Debt

In August 2004, in anticipation of the private placement debt issuance, the Company entered into a series of Treasury rate lock transactions with an aggregate notional amount of $100 million. These Treasury rate locks were accounted for as cash-flow hedges, as they hedged against the variability in future projected interest payments on the then-forecasted issuance of fixed rate debt (the private placement debt) attributable to changes in interest rates. The prevailing Treasury rates had declined by the time of the private placement debt issuance and the locks were settled for a payment by the Company of $1.5 million. The Company had recorded this loss in "Accumulated Other Comprehensive Income/(Loss)" in the accompanying consolidated balance sheets, as the Treasury rate locks were considered highly effective for accounting purposes in mitigating the interest rate risk on the forecasted debt issuance. Amounts accumulated in other comprehensive loss were to be reclassified into earnings commensurate with the recognition of the interest expense on the private placement debt. During the year ended December 31, 2004, the Company reclassified approximately $0.3 million of the loss on the Treasury rate lock transactions into interest expense. At December 31, 2004, the remaining unamortized loss on these Treasury rate lock transactions was approximately $1.1 million. On April 6, 2005, the Company repaid the entire $300 million of private placement debt (refer to Note 4, "Debt"). As a result of the early repayment of the private placement debt, the Company accelerated the recognition of the remaining approximate $1.1 million of unamortized deferred loss resulting from these Treasury rate lock transactions. Due to the accelerated recognition of the deferred loss, there was no remaining unamortized loss on these Treasury rate lock transactions at December 31, 2005.

Also related to the private placement debt, the Company entered into a series of interest rate swap transactions. The Company entered into forward-starting interest rate swap transactions as hedges against changes in a portion of the fair value of the private placement debt. Under the agreements, payments were to be exchanged at specified intervals based on fixed and floating interest rates. All of the interest rate swap transactions were designated as fair value hedges to mitigate the changes in fair value of the hedged portion of the private placement debt. The Company determined that these interest rate swap transactions qualified for treatment under the short-cut method of SFAS No. 133 of measuring effectiveness. All of these interest rate swap transactions were cancelled. The cancellation of these interest rate swap transactions resulted in a total gain to the Company of $8.1 million. These gains were being amortized over the term of the private placement debt, lowering the effective interest rate of the private placement debt. The amortization of the gains resulting from the cancellation of these interest rate swap transactions is reflected in "Interest Expense" on the accompanying consolidated statements of income. Approximately $1.3 million of these gains were amortized as a reduction to interest expense for the year ended December 31, 2004. As a result of the early repayment of the private placement debt on April 6, 2005, the Company accelerated the recognition of the remaining unamortized gains resulting from the interest rate swap transactions. For the year ended December 31, 2005, approximately $6.6 million of gains from the cancellation of interest rate swap agreements was recognized as current income. Due to the accelerated recognition of these gains, there was no remaining unamortized gain on interest rate swap transactions at December 31, 2005.

In addition to amortizing the deferred gains and losses on the derivative transactions, the Company was amortizing debt issuance costs related to the private placement debt. On April 6, 2005, there was a total of $1.5 million in unamortized private placement fees. Due to the repayment of the private placement debt, the recognition of these fees was also accelerated. The total net resulting gain from the acceleration of the Treasury rate lock transactions, the cancellation of the interest rate swaps and the private placement fees was approximately $3.6 million. This gain was recorded as Other Income/(Expense) in the second quarter of 2005.

Derivative Financial Instruments Related to Senior Term Notes

In anticipation of the issuance of the senior term notes (refer to Note 4, "Debt"), the Company entered into a series of Treasury rate lock transactions with an aggregate notional amount of $550 million. These Treasury rate locks were accounted for as cash-flow hedges, as they hedged against the variability in future projected interest payments on the forecasted issuance of fixed rate debt (the longer-term senior term notes that replaced the bridge credit agreement) attributable to changes in interest rates. The prevailing Treasury rates had increased by the time of the senior term notes issuance and the locks were settled for a net payment to the Company of approximately $1.6 million. The Company has recorded this gain in "Accumulated Other Comprehensive Income/(Loss)" on the accompanying consolidated balance sheet as of December 31, 2005, as the Treasury rate locks were considered highly effective for accounting purposes in mitigating the interest rate risk on the forecasted debt issuance. The $1.6 million will be reclassified into current earnings commensurate with the recognition of interest expense on the 5-year and 10-year term debt. For the year ended December 31, 2005, approximately $68,000 of the deferred gain was amortized into interest expense. At December 31, 2005, the unamortized gain on the Treasury rate lock transactions was approximately $1.5 million. During 2006, the Company expects to reclassify approximately $241,000 of the deferred gain on the Treasury rate lock transactions into interest expense.

Other Derivative Financial Instruments

Included in "Investments" on the accompanying consolidated balance sheet as of December 31, 2004 are certain swap agreements that have not been designated as hedging instruments. At December 31, 2005, there were no such swap agreements. These swap agreements were being used to replicate certain fixed-income indices for purposes of establishing new fixed-income products that may be offered to investors in the future. The notional values and related expiration dates of these swap agreements were as follows: $2.0 million of positions expiring in August 2005 and $2.6 million of positions expiring in September 2009. For the years ended December 31, 2005 and 2004, the net gain on these instruments totaled approximately $13,000 and $14,000, respectively, and has been reflected in "Other Income/(Expense)" in the accompanying consolidated statements of income.

Also included in the accompanying consolidated balance sheets as of December 31, 2005 and 2004 are certain swap agreements and futures contracts that have not been designated as hedging instruments. The swap agreements and futures contracts are being used to mitigate overall market risk of certain recently created product portfolios that are not yet being marketed. At December 31, 2005 and 2004, the net fair value of these open non-hedging derivatives was approximately $0.3 million and $0.1 million, respectively, and is reflected in "Other Short-Term Liabilities" on the accompanying consolidated balance sheets.


6. COMMITMENTS AND CONTINGENCIES

Rent expense for office space and equipment was $11.9 million, $10.6 million and $10.5 million for the years ended December 31, 2005, 2004 and 2003, respectively. Minimum rental commitments for office space and equipment, including estimated escalation for insurance, taxes and maintenance for the years 2006 through 2015, the last year for which there is a commitment, are as follows:

   (in 000s)
   YEAR                                                               COMMITMENT
   ----                                                               ----------
  2006...........................................................      $  11,048
  2007...........................................................         11,366
  2008...........................................................         12,243
  2009...........................................................         12,654
  2010...........................................................         13,046
Thereafter.......................................................         33,225

As part of the Symphony acquisition, the Company may be required to make future payments for substantially above average growth of the Symphony business over the next two years. As of December 31, 2005, the potential for future additional payments is up to a maximum of approximately $120 million. Any future payments will be recorded as additional goodwill.

From time to time, the Company and its subsidiaries are named as defendants in pending legal matters. In the opinion of management, based on current knowledge and after discussions with legal counsel, the outcome of such litigation will not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

7. RETIREMENT PLANS

The Company maintains a non-contributory qualified pension plan, a non-contributory excess pension plan (described below), and a post-retirement benefit plan. The non-contributory qualified pension plan and the post-retirement benefit plan cover the majority of employees, excluding employees of certain of its subsidiaries. Pension benefits are based on years of service and the employee's average compensation during the highest consecutive five years of the employee's last ten years of employment. The Company's funding policy is to contribute annually at least the minimum amount that can be deducted for federal income tax purposes. Effective March 24, 2003, the pension plans were amended to only include employees who qualified as plan participants prior to such date. On March 31, 2004, the plans were amended to provide that existing plan participants will not accrue any new benefits under the plans after March 31, 2014. Additionally, the Company currently maintains a post-retirement benefit plan providing certain life insurance and health care benefits for retired employees and their eligible dependents. The cost of these benefits is shared by the Company and the retiree.

The non-contributory excess pension plan is maintained by the Company for certain employees who participate in the qualified pension plan and whose pension benefits exceed the Section 415 limitations of the Internal Revenue Code. Pension benefits for this plan follow the vesting provisions of the qualified plan with new participation frozen and benefit accruals ending as described in the prior paragraph. Funding is not made under this plan until benefits are paid, absent a change in control of the Company.

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

An accumulated benefit obligation represents the actuarial present value of benefits. Whether vested or non-vested, they are attributed by the pension benefit formula to employee services rendered before a specified date using existing salary levels. As of December 31, 2005 and 2004, the accumulated benefit obligation for our pension plans was $31.7 million and $25.8 million, respectively. For our post-retirement plan, our accumulated benefit obligation at December 31, 2005 and 2004, was $9.5 million and $8.6 million, respectively.

A projected benefit obligation represents the actuarial present value as of a date of all benefits attributed by the pension benefit formula to employee service performed before that date. It is measured using assumptions as to future compensation levels, as the pension benefit formula is based on those future salary levels. The following tables provide a reconciliation of the changes in the plans' projected benefit obligations and fair value of plan assets over the two-year period ending December 31, 2005, and a statement of the funded status as of December 31 of both years:


                                                          PENSION                POST-RETIREMENT
                                                         BENEFITS                   BENEFITS
                                                   -----------------------     ---------------------
(in 000s)                                            2005           2004         2005         2004
                                                   --------       --------     -------       -------
CHANGE IN PROJECTED BENEFIT OBLIGATION:
Obligation at January 1                            $ 30,216      $ 28,238      $ 8,609       $ 7,465
Service cost                                          1,575         1,615          256           212
Interest cost                                         1,802         1,671          518           484
Actuarial loss                                        3,434         2,158          626           919
Benefit payments                                      (615)          (766)        (555)         (471)
Curtailments                                            --         (2,700)          --            --
                                                   --------      --------      -------       -------
Obligation at December 31                          $ 36,412      $ 30,216      $ 9,454       $ 8,609
                                                   ========      ========      =======       =======

                                                       PENSION             POST-RETIREMENT
                                                       BENEFITS                BENEFITS
                                                --------------------    ---------------------
(in 000s)                                         2005        2004         2005        2004
                                                --------    --------    --------    ---------
CHANGE IN FAIR VALUE OF PLAN ASSETS:
Fair value of plan assets at January 1          $ 25,957    $ 24,702    $     --    $     --
Actual return on plan assets                       1,597       2,021          --          --
Benefit payments                                    (615)       (766)       (555)       (471)
Company contributions                                 --          --         555         471
                                                --------    --------    --------    ---------
Fair value of plan assets at December 31        $ 26,939    $ 25,957    $     --    $     --
                                                ========    ========    ========    ========


RECONCILIATION OF PREPAID (ACCRUED) AND TOTAL
AMOUNT RECOGNIZED:
Funded status at December 31                    $ (9,473)   $ (4,259)   $ (9,454)   $ (8,609)
Accumulated other comprehensive loss              (3,855)       --          --          --
Unrecognized prior service cost                       49          49      (2,453)     (2,719)
Unrecognized net loss                              4,509       2,447       1,886
                                                --------    --------    --------    --------
                                                                                       8,375
Prepaid (accrued) cost at December 31           $ (4,904)   $    299    $ (9,460)   $ (9,442)
                                                ========    ========    ========    ========

The Company employs a total return approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. The investment portfolio contains a diversified blend of equity and fixed-income investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks, and include small and large capitalizations with an emphasis on large capitalization stocks. Other assets such as real estate are used to enhance long-term returns while providing additional portfolio diversification. Derivatives may be used to gain market exposure in an efficient and timely manner; however, derivatives may not be used to leverage the portfolio beyond the market value of the underlying investments. For the year ended December 31, 2005, no derivatives were utilized. Investment risk is measured and monitored on an on-going basis through quarterly investment portfolio reviews and annual liability measurements.

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

The following table presents actual allocation of plan assets, in comparison with the allowable allocation range, both expressed as a percentage of total plan assets, as of December 31:


                                    2005                         2004
                           ---------------------         --------------------
ASSET CLASS                ACTUAL      ALLOWABLE         ACTUAL     ALLOWABLE
-----------                ------      ---------         ------     ---------
Cash                         5%           0-15%             2%          0-15%
Fixed income                32           20-60             32          20-60
Equities                    63           30-70             66          30-70
Other                       --            0-10             --           0-10
                           ---                            ---
     Total                 100%                           100%
                           ===                            ===


During 2006, the Company expects to contribute approximately $92,000 to its excess pension plan and approximately $515,000 for benefit payments to its post-retirement benefit plan.

The following table provides the expected benefit payments for each of the plans in each of the next five years as well as for the aggregate of the five fiscal years thereafter:

(in 000s)

                                      PENSION            POST-RETIREMENT
EXPECTED BENEFIT PAYMENTS             BENEFITS               BENEFITS
                                      --------           ---------------
           2006                        $1,410                 $ 515
           2007                         1,407                   551
           2008                         2,303                   575
           2009                         1,746                   607
           2010                         1,845                   624
       2011 - 2014                     13,083                 3,335

The following table provides the amounts recognized in the consolidated balance sheets as of December 31, 2005 and 2004. Prepaid benefit cost is recorded in other assets. Accrued benefit liability is recorded in accrued compensation and other expenses.


                                        PENSION               POST-RETIREMENT
                                        BENEFITS                  BENEFITS
                                 -----------------------   --------------------
(in 000s)                          2005          2004        2005        2004
                                 ---------     --------    ---------   --------
Prepaid benefit cost             $             $  3,305    $      --    $    --
                                       --
Accrued benefit liability          (4,904)       (3,006)      (9,460)    (9,442)
                                 ---------     --------    ---------   --------
Net amount recognized            $ (4,904)     $    299    $  (9,460)  $ (9,442)
                                 ========      ========    =========   ========

The Company's qualified and non-qualified pension plans' projected benefit obligations exceed the fair value of plan assets for the years ending December 31, 2005 and 2004. The Company's post-retirement benefits plan has no plan assets. The accumulated projected benefit obligation for the post-retirement plan is $9.5 million as of December 31, 2005 and $8.6 million as of December 31, 2004.

The following table provides the components of net periodic benefit costs for the plans for the three years ending December 31, 2005, 2004 and 2003:

(in 000s)                                          PENSION BENEFITS
                                           ------------------------------
                                            2005       2004        2003
                                           -------    -------    --------
Service cost                               $ 1,575    $ 1,615    $ 1,660
Interest cost                                1,802      1,671      1,661
Expected return on plan assets              (2,164)    (2,084)    (1,930)
Amortization of prior service cost               1          3          7
Amortization of net loss                       135        139        175
Curtailments and settlements                    --         41         --
                                           -------    -------    -------
Net periodic benefit cost                  $ 1,349    $ 1,385    $ 1,573
                                           =======    =======    =======


(in 000s)                                     POST-RETIREMENT BENEFITS
                                           ------------------------------
                                            2005       2004        2003
                                           -------    -------    --------
Service cost                               $   256    $   212    $   268
Interest cost                                  518        484        493
Amortization of prior service cost            (265)      (265)      (188)
Amortization of unrecognized loss               64         35         --
                                           -------    -------    -------
Net periodic benefit cost                  $   573    $   466    $   573
                                           =======    =======    =======

The assumptions used in the measurement of the Company's benefit obligation are shown in the following table:


                                                                       PENSION         POST-RETIREMENT
                                                                       BENEFITS            BENEFITS
                                                                       --------        ---------------
Weighted-average assumptions as of December 31, 2005
Discount rate                                                          5.75%                5.75%
Rate of compensation increase                                          4.50%                 N/A


Weighted-average assumptions as of December 31, 2004
Discount rate                                                          6.00%                6.00%
Rate of compensation increase                                          4.50%                 N/A


Weighted-average assumptions as of December 31, 2003
Discount rate                                                          6.25%                6.25%
Rate of compensation increase                                          4.50%                 N/A


The assumptions used in the determination of the Company's net cost for the three years ended December 31, 2005 are shown in the following table:


                                                                       PENSION         POST-RETIREMENT
                                                                       BENEFITS            BENEFITS
                                                                       --------        ---------------
Weighted-average assumptions as of December 31, 2005
Discount rate                                                          6.00%                6.00%
Return on plan assets                                                  8.50%                 N/A
Rate of compensation increase                                          4.50%                 N/A


Weighted-average assumptions as of December 31, 2004
Discount rate                                                          6.00%                6.25%
Return on plan assets                                                  8.50%                 N/A
Rate of compensation increase                                          4.50%                 N/A


Weighted-average assumptions as of December 31, 2003
Discount rate                                                          6.75%                6.75%
Return on plan assets                                                  8.50%                 N/A
Rate of compensation increase                                          5.00%                 N/A


The discount rates used in the determination of the Company's net cost for pension and post-retirement benefits were based on Moody's Corporate Aa Bond Index.

For measurement purposes, an 8% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2006 and gradually declines to a 5% annual rate of increase by the year 2010.

Assumed health care trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in assumed health care cost trend rates would have the following effects:

(in 000s)                                                                           1% INCREASE    1% DECREASE
                                                                                    -----------    -----------
Effect on total service and interest cost.......................................    $       146    $      (123)
Effect on the health care component of the accumulated post-retirement
   benefit obligation...........................................................    $     1,322    $    (1,160)

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act (the "Act") became law. The Act provides for a federal subsidy to sponsors of retiree health care benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to the benefit established by the Act. On May 19, 2004, the FASB issued Staff Position No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (the "FSP"). The FSP provides guidance on accounting for the effects of the Act, which resulted in a reduction in the accumulated projected benefit obligation for the subsidy related to benefits attributed to past service. Treating the future subsidy under the Act as an actuarial experience gain, as required by the guidance, decreased the accumulated projected benefit obligation at the beginning of the third quarter of 2004 by approximately $0.6 million. The subsidy also decreased the net periodic post-retirement benefit cost for the last half of 2004 by less than $0.1 million.

The Company has a 401(k)/profit sharing plan that covers all of its employees, including employees of its subsidiaries. Amounts determinable under the plan are contributed in part to a profit sharing trust qualified under the Internal Revenue Code with the remainder paid as cash bonuses, equity awards and matching 401(k) employee contributions. During the years ended December 31, 2005 and 2004, the Company made contributions of approximately $2.5 million and $3.2 million, respectively, to the profit sharing trust for profit sharing awards and matching 401(k) employee contributions.

The Company has a non-qualified deferred compensation program whereby certain key employees can elect to defer receipt of all or a portion of their cash bonuses until a certain date or until retirement, termination, death or disability. The deferred compensation liabilities incur interest expense at the prime rate or at a rate of return of one of several managed funds sponsored by the Company, as selected by the participant. The Company mitigates its exposure relating to participants who have selected a fund return by investing in the underlying fund at the time of the deferral. At December 31, 2005 and 2004, the Company's deferred compensation liability was approximately $36.6 million and $34.5 million, respectively.


8. EQUITY INCENTIVE PLANS

The Company currently maintains two stock-based compensation plans, the Second Amended and Restated Nuveen 1996 Equity Incentive Award Plan (the "1996 Plan") and the 2005 Equity Incentive Plan (the "2005 Plan"). Through May 2002, the Company also maintained the Nuveen 1992 Special Incentive Plan (the "1992 Plan"). All awards under the 1992 Plan have been exercised or forfeited. Under the 1996 Plan, the Company had reserved an aggregate of 30,900,000 shares of Class A common stock for awards. Under the 2005 Plan, the Company has reserved an aggregate of 7,000,000 shares of Class A common stock for awards. Under both plans, options may be awarded at exercise prices not less than 100% of the fair market value of the stock on the grant date, and maximum option terms may not exceed ten years.

In 2003, the Company granted 5,000 shares of restricted stock with a weighted-average fair value of $25.89. In 2004, the Company granted 9,208 shares of restricted stock with a weighted-average fair value of $25.86. In 2005, the Company granted 611,329 shares of restricted stock with a weighted-average fair value of $38.01. The Company awarded 262,537 shares of restricted stock with a weighted-average fair value of $44.58 in January 2006 to employees pursuant to the Company's incentive compensation program for 2005. All awards are subject to restrictions on transferability, a risk of forfeiture, and certain other terms and conditions. The value of such awards is reported as compensation expense over the shorter of the period beginning on the date of grant and ending on the last vesting date, or the period in which the related employee services are rendered. Recorded compensation expense for restricted stock awards, including the amortization of prior year awards, was $5.2 million, $1.1 million and $1.9 million, for 2005, 2004 and 2003, respectively.

The Company also awarded certain employees options to purchase the Company's common stock at exercise prices equal to or greater than the closing market price of the stock on the day the options were awarded. Options awarded pursuant to the 1996 Plan and the 2005 Plan are generally subject to three- and four-year cliff vesting and expire ten years from the award date. The Company awarded options to purchase 730,630 shares of common stock in January 2006 to employees pursuant to the Company's incentive compensation program for 2005. There were 7,801,231 shares available for future equity awards as of December 31, 2005, after consideration of the January 2006 incentive awards.

Effective April 1, 2004, the Company began expensing the cost of stock options per the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" (see "Equity Incentive Plans" in Note 1). The retroactive restatement method described in SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" was adopted and the results for prior years have been restated. Compensation cost recognized is the same as that which would have been recognized had the fair value method of SFAS No. 123 been applied from its original effective date. Prior to April 1, 2004, the Company accounted for stock option plans under the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. In accordance with SFAS No. 123, stock option compensation expense of approximately $14.5 million, $20.4 million and $14.1 million has been recognized for 2005, 2004 and 2003, respectively. Included in compensation expense for 2004 is approximately $4.3 million of stock option compensation expense recognized due to a change in the assumed vesting period for certain options that had a vesting period that was accelerated based on stock performance.

In January 2005, the Company granted long-term equity performance awards including 269,300 restricted shares and 1,443,000 options to senior managers. These grants will be awarded only if specified Company-wide performance criteria are met by the end of 2007, and are subject to additional time-based vesting if the performance criteria are met. As of December 31, 2005, the Company has not recorded any compensation expense related to these awards.


A summary of the Company's stock option activity for the years ended December 31, 2005, 2004 and 2003 is presented in the following table and narrative:


                                                                   WEIGHTED-
                                                                   AVERAGE
(in 000s, except per share data)                    OPTIONS     EXERCISE PRICE
                                                    -------     --------------
Options outstanding at December 31, 2002 .........    15,872    $   17.91
   Awarded .......................................     3,453        25.91
   Exercised .....................................    (1,439)       12.29
   Forfeited .....................................      (162)       25.99

Options outstanding at December 31, 2003 .........    17,724    $   19.85
   Awarded .......................................     3,524        29.09
   Exercised .....................................    (2,198)       13.77
   Forfeited .....................................      (314)       27.43

Options outstanding at December 31, 2004 .........    18,736    $   22.17
   Awarded .......................................     2,561        38.01
   Exercised .....................................    (3,296)       16.29
   Forfeited .....................................      (318)       29.90

Options outstanding at December 31, 2005 .........    17,683    $   25.42

Options exercisable at:
   December 31, 2003 .............................     6,837    $   12.06
   December 31, 2004 .............................     7,670    $   14.61
   December 31, 2005 .............................     8,865    $   20.37

All options awarded in 2005, 2004 and 2003 have exercise prices equal to the closing market price of the stock on the date of grant and have a weighted-average exercise price of $38.01, $29.09 and $25.91, respectively.

The following table provides information about options outstanding as of December 31, 2005:


          OPTIONS OUTSTANDING         WEIGHTED-AVERAGE
                 AS OF                    REMAINING           RANGE OF EXERCISE
           DECEMBER 31, 2005          CONTRACTUAL LIFE              PRICES
           -----------------          ----------------       ----------------
                 158,560                   0.7 years         $ 5.00 - $10.00
               4,453,574                   3.8               $10.01 - $20.00
              10,475,148                   6.9               $20.01 - $30.00
               2,592,181                   9.0               $30.01 - $40.00
                   3,074                   8.9               $40.01 - $50.00
              ----------
              17,682,537                   6.4 years          $5.00 - $50.00
              ==========


The options awarded during 2005 had weighted-average fair values as of the time of the grant of $8.90 per share. The options awarded during 2004 had weighted-average fair values as of the time of the grant of $5.46 per share. The options awarded during 2003 had weighted-average fair values of $4.24 per share. The fair value of stock option awards was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions for 2005, 2004 and 2003:


                                      2005                  2004                  2003
                                      ----                  ----                  ----
Dividend yield                    2.30% to 2.31%        2.40% to 2.41%            2.70%

Expected volatility              22.00% to 23.80%           22.00%                21.00%

Risk-free interest rate           3.56% to 3.92%        3.08% to 3.90%        2.71% to 3.23%

Expected life                    5.1 to 5.2 years         5.2 years          5.0 to 5.2 years


9. ACQUISITION OF NWQ INVESTMENT MANAGEMENT COMPANY, INC.

On August 1, 2002, Nuveen Investments completed the acquisition of NWQ Investment Management Company, Inc. ("NWQ"). NWQ specializes in value-oriented equity investments and has significant relationships with institutions and financial advisors serving high-net-worth investors. The acquisition price includes potential additional future payments up to a maximum of $20.5 million over a five year period that can be offset by fees paid to seller affiliates under a strategic alliance agreement. As these future payments relate to a take-or-pay type of contract, the $20.5 million was recorded as both goodwill and a corresponding liability on the Company's consolidated balance sheet. During 2005 and 2004, $3.9 million and $3.1 million, respectively, were paid against this $20.5 million liability. As of December 31, 2005 and 2004, the remaining liability of $11.0 million and $14.9 million, respectively, is included as $4.9 million in other short-term liabilities and $6.1 million in other long-term liabilities on the accompanying consolidated balance sheet as of December 31, 2005, and $3.9 million in other short-term liabilities and $11.0 million in other long-term liabilities on the accompanying consolidated balance sheet as of December 31, 2004.

As part of the NWQ acquisition, key management purchased a non-controlling member interest in NWQ Investment Management Company, LLC. The non-controlling interest of $0.4 million and $0.7 million as of

December 31, 2005 and 2004, respectively, is reflected in minority interest on the consolidated balance sheets. This purchase allows management to participate in profits of NWQ above specified levels beginning January 1, 2003. During 2005 and 2004, the Company recorded minority interest expense of approximately $5.6 million and $1.9 million, respectively. These amounts reflect the portion of profits applicable to the minority interest. Beginning in 2004 and continuing through 2008, the Company has the right to acquire the respective interests of the non-controlling members at fair value. On February 13, 2004, the Company exercised its right to call 100% of the Class 2 minority members' interests for $15.4 million. Of the total amount paid, approximately $12.9 million was recorded as goodwill. On February 15, 2005, the Company exercised its right to call 100% of the Class 3 NWQ minority members' interests for $22.8 million. Of the total amount paid on March 2, 2005, approximately $22.5 million was recorded as goodwill (See Note 15, "Subsequent Events").


10. SANTA BARBARA ASSET MANAGEMENT ACQUISITION

On October 3, 2005, the Company completed the acquisition of Santa Barbara Asset Management ("Santa Barbara"), an investment manager with approximately $3 billion of assets under management at the time of the acquisition. Santa Barbara specializes in managing growth stock portfolios for institutions and high-net-worth investors. As a result of the acquisition, Nuveen Investments has further diversified its asset base. The Company paid approximately $50 million of cash consideration for Santa Barbara. The results of Santa Barbara operations are included in our consolidated statement of income since the acquisition date.

Of the total purchase price, approximately $0.7 million has been allocated to the net book value of assets acquired. Net book value consisted primarily of fee receivables and payables. The purchase price plus the net book value of assets acquired were allocated to identifiable intangible assets and goodwill. Although the Company has engaged external valuation experts to determine the appropriate purchase price allocation, a final valuation is not yet complete. The purchase price allocation presented within this footnote is preliminary. Generally accepted accounting principles allow for purchase price adjustments for one year from the time of an acquisition. The Company does not expect to make any material modifications to its initial estimates related to the Santa Barbara acquisition. Our preliminary estimate indicates that approximately $14.4 million of the purchase price in excess of the net book value of assets acquired is assignable to intangible assets, all of which relates to existing contractual customer relationships (the preliminary estimate is a 9-year useful life). There were no unamortizable intangible assets acquired in the Santa Barbara acquisition. As of December 31, 2005, and for the year then ended, accumulated amortization and amortization expense were $0.4 million. The estimated amortization expense for each of the next five years is $1.6 million. In addition, the Company expects to be able to deduct, for tax purposes, approximately $0.9 million for 2005 and $3.5 million for each of the following four years in goodwill amortization.

As part of the Santa Barbara acquisition, an equity plan was put in place to allow key individuals to participate in Santa Barbara's earnings growth over the next five years (Class 2 Units, Class 5A Units, Class 5B Units, and Class 6 Units, collectively referred to as "Management LLC Units"). The Class 2 Units were fully vested upon issuance. The Class 5A Units shall vest one third on June 30, 2007, one third on June 30, 2008, and one third on June 30, 2009. One third of the Class 5B Units vested upon issuance. The remaining Class 5B Units will vest one third on June 30, 2007, and one third on June 30, 2009. The Class 6 Units shall vest on June 30, 2009. The Management LLC Units entitle the holders to receive a distribution of the cash flow from Santa Barbara's business to the extent such cash flow exceeds certain thresholds. The distribution thresholds vary from year to year, reflecting Santa Barbara achieving certain profit levels. The amounts of the profits interest distributions are also subject to a cap in each year. Beginning in 2008 and continuing through 2012, the Company has the right to acquire the Management LLC Units, the respective interests of the non-controlling members.

Upon the closing of the Santa Barbara acquisition, approximately $18.3 million has been recorded as both goodwill and minority interest to reflect the fair market value of the vested profits interests. The fair market value of the unvested profits interests at the time of the acquisition was $5.5 million. This amount is being expensed over the appropriate vesting period of the related units as a compensation charge with a corresponding increase in minority interest outstanding. For the year ended December 31, 2005, approximately $0.5 million has been recorded as accumulated amortization on these unvested units. During 2006, the Company expects to record $1.9 million in compensation expense related to these unvested units.

For the year ended December 31, 2005, approximately $0.2 million has been recorded as minority interest expense. This amount reflects the portion of profits applicable to the minority interest.


11. CONSOLIDATED FUNDS

During 2004, the Company created and invested in six new funds, all managed by two of the Company's subsidiaries. During 2005, three of these six funds were marketed to the public. It is anticipated that the remaining three funds will also be marketed to the public at a future date. For those funds in which the Company is the sole investor, the Company is required to consolidate those funds in its consolidated financial statements.

At December 31, 2004, the Company was the sole investor in six funds. For three of these funds, the investment strategy is taxable fixed-income with various objectives: short duration, multi-strategy core and high yield. The remaining three funds are all of a value-oriented equity style/strategy. At December 31, 2004, the total assets of these six funds were approximately $39.1 million, including investments of $31.0 million, and the total liabilities were approximately $2.9 million. In addition, the funds' net income of approximately $0.2 million was included in the Company's consolidated financial results for the year ended December 31, 2004.

At December 31, 2005, the Company was the sole investor in three of the original six funds. These three funds are all of a taxable fixed-income style/strategy. At December 31, 2005, the total assets of these three funds were approximately $31.6 million, including investments of $28.3 million, and the total liabilities were approximately $2.6 million. The net income for these three funds was approximately $0.7 million and has been included in the Company's consolidated financial results for the year ended December 31, 2005.


12. COMMON STOCK

A summary of common stock activity for the three-year period ended December 31, 2005, 2004 and 2003, follows:

(in 000s)                                                               2005         2004         2003
                                                                       ------       ------       ------
Shares outstanding at the beginning of the year..................      92,905       92,506       92,726
Shares issued under equity incentive plans.......................       3,907        2,219        1,444
Shares acquired..................................................        (904)      (1,820)      (1,664)
Repurchase from STA..............................................     (18,193)           -            -
                                                                       ------       ------       ------
Shares outstanding at the end of the year........................      77,715       92,905       92,506
                                                                       ======       ======       ======


As part of a share repurchase program approved on August 9, 2002, the Company is authorized to purchase up to 7.0 million shares of Class A common stock. As of December 31, 2005, there were 1.5 million shares remaining under the share repurchase program.


13. NET CAPITAL REQUIREMENT

Nuveen Investments, LLC, the Company's wholly owned broker-dealer subsidiary, is a Delaware limited liability company and is subject to the Securities and Exchange Commission Rule 15c3-1, the "Uniform Net

Capital Rule," which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, as these terms are defined, shall not exceed 15 to 1. At December 31, 2005, our broker-dealer's net capital ratio was 1.18 to 1 and its net capital was approximately $20.1 million, which is $18.5 million in excess of the required net capital of $1.6 million.


14. QUARTERLY RESULTS (UNAUDITED)

The tables below set forth selected quarterly financial information for each quarter in the two-year period ending December 31, 2005 and 2004.

(in 000s, except per share data)                               FIRST        SECOND       THIRD       FOURTH
2005                                                          QUARTER       QUARTER     QUARTER      QUARTER
----                                                        -----------  -----------  -----------  -----------
Total operating revenues...............................     $   134,868  $   138,890  $   158,252  $   157,119
Net income.............................................          43,193       40,957       43,484       43,520
Per common share:
   Basic EPS...........................................            0.46         0.52         0.57         0.56
   Diluted EPS.........................................            0.44         0.50         0.54         0.53
   Cash dividends......................................            0.18         0.18         0.21         0.21
Closing stock price range:
   High................................................          42.210       37.620       39.390       44.340
   Low.................................................          34.320       33.230       37.240       37.220

(in 000s, except per share data)                               FIRST        SECOND       THIRD       FOURTH
2005                                                          QUARTER       QUARTER     QUARTER      QUARTER
----                                                        -----------  -----------  -----------  -----------
Total operating revenues...............................     $   119,694  $   120,413  $   131,617  $   133,913
Net income.............................................          37,877       35,979       39,062       43,490
Per common share:
   Basic EPS...........................................            0.41         0.39         0.42         0.47
   Diluted EPS.........................................            0.39         0.38         0.41         0.45
   Cash dividends......................................            0.15         0.18         0.18         0.18
Closing stock price range:
   High................................................          29.920       28.010       30.550       39.470
   Low.................................................          26.290       23.890       24.760       30.280

Nuveen Investments, Inc. common stock is listed on the New York Stock Exchange under the symbol "JNC." There are no contractual restrictions on the Company's present ability to pay dividends on its common stock.


15. SUBSEQUENT EVENTS

On February 15, 2006, the Company exercised its right to call 25% of the Class 4 NWQ minority members' interests for $22.6 million. See Note 9, "Acquisition of NWQ Investment Management Company, Inc." Of the total amount paid on March 1, 2006, approximately $22.5 million was recorded as goodwill.

In the first quarter of 2006, a separate investment management platform was established, dedicated to international and global investing. This new unit was named Tradewinds NWQ Global Investors, LLC, and is another distinct, independent and separately branded investment team and platform that comprises Nuveen Investments. This team previously managed international and global value portfolios as part of NWQ. Of the assets managed by NWQ at December 31, 2005, approximately $15 billion are now part of Tradewinds.

FIVE YEAR FINANCIAL SUMMARY
(IN THOUSANDS, UNLESS OTHERWISE INDICATED)



DECEMBER 31,                                                   2005             2004          2003           2002          2001
                                                             -----------     ----------     ----------     ----------    ---------
Income Statement Data
   Operating Revenues:
     Investment advisory fees from assets under management   $   559,663     $  475,814     $  404,847     $  355,476    $  330,588
     Product distribution                                          8,356          8,959          9,206         12,083        19,513
     Performance fees/other revenue                               21,110         20,864         37,975         28,888        21,002
                                                             -----------     ----------     ----------     ----------    ----------
      Total operating revenues                                   589,129        505,637        452,028        396,447       371,103

   Operating Expenses:
     Compensation and benefits                                   195,194        165,321        144,190        115,522       102,727
     Advertising and promotional costs                            12,495         12,158         11,627         12,608        17,751
     All other operating expenses                                 91,550         75,283         69,885         68,417        71,484
                                                             -----------     ----------     ----------     ----------    ----------
      Total operating expenses                                   299,239        252,762        225,702        196,547       191,962

   Operating Income                                              289,890        252,875        226,326        199,900       179,141

   Other Income/(Expense)                                          7,888          7,548            826         (2,732)       (1,884)

   Net Interest Revenue/(Expense)                                (18,939)        (7,916)        (5,997)        (2,260)        2,704
                                                             -----------     ----------     ----------     ----------    ----------

   Income Before Taxes                                           278,839        252,507        221,155        194,908       179,961

   Income Taxes                                                  107,683         96,099         86,150         76,114        71,365
                                                             -----------     ----------     ----------     ----------    ----------

   Net Income                                                $   171,156     $  156,408     $  135,005     $  118,794    $  108,596
                                                             ===========     ==========     ==========     ==========    ==========

Earnings per Common Share:
   Basic                                                     $      2.10     $     1.69     $     1.46     $     1.26    $     1.15
   Diluted                                                   $      1.99     $     1.63     $     1.41     $     1.21    $     1.07
   Return on average equity                                        46.1%          29.4%          30.8%          29.1%         24.8%
   Total dividends per share                                 $      0.78     $     0.69     $     0.56     $     0.50    $     0.47

Balance Sheet Data
   Total assets                                              $ 1,077,217     $1,071,593     $  954,393     $  841,042    $  705,287
   Total short-term obligations                              $   265,564     $   94,783     $   96,508     $  380,131    $  119,461
   Total long-term obligations                               $   629,823     $  388,730     $  374,677     $   61,385    $  165,261
   Minority interest                                         $    25,007     $    2,602     $    4,228     $    2,800    $       --
   Redeemable preferred stock                                $        --     $       --     $       --     $       --    $    5,625
   Common stockholders' equity                               $   156,823     $  585,478     $  478,980     $  396,726    $  414,940

Net Assets Under Management (in millions)
   Mutual funds                                              $    14,495     $   12,680     $   12,285     $   11,849    $   11,814
   Exchange-traded funds                                          51,997         50,216         47,094         39,944        32,000
   Managed accounts                                               69,625         52,557         35,977         27,926        24,671
                                                             -----------     ----------     ----------     ----------    ----------
      Total                                                  $   136,117     $  115,453     $   95,356     $   79,719    $   68,485
                                                             ===========     ==========     ==========     ==========    ==========

Gross Investment Product Sales (in millions)
   Mutual funds                                              $     3,191     $    1,625     $    1,536     $    1,512    $    1,246
   Defined portfolios                                                 --             --             --            194         1,481
   Exchange-traded funds                                           2,302          2,888          6,283          6,848         3,937
   Managed accounts                                               21,900         21,436         10,279          7,040         7,570
                                                             -----------     ----------     ----------     ----------    ----------
      Total                                                  $    27,393     $   25,949     $   18,098     $   15,594    $   14,234
                                                             ===========     ==========     ==========     ==========    ==========


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

As of December 31, 2005, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management has determined that the Company's internal control over financial reporting as of December 31, 2005, is effective.

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

Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report appearing on pages 64 and 65 which expresses unqualified opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting as of December 31, 2005.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Stockholders


Nuveen Investments, Inc.:


We have audited the accompanying consolidated balance sheets of Nuveen Investments, Inc. and subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in common stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nuveen Investments, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

As discussed in note 1 to the consolidated financial statements, effective April 1, 2004, the Company began expensing the cost of stock options per the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation."

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 8, 2006 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Chicago, Illinois
March 8, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Nuveen Investments, Inc.:


We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Nuveen Investments, Inc. (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Nuveen Investments, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in common stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 8, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Chicago, Illinois
March 8, 2006

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


ITEM 9A. CONTROLS AND PROCEDURES

Effective as of December 31, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chairman and Chief Executive Officer, President, and Senior Vice President, Finance, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, the Company's Chairman and Chief Executive Officer, President, and Senior Vice President, Finance concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.

In connection with management's evaluation, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended December 31, 2005 were identified that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

See page 63 for Management's Report on Internal Control over Financial Reporting. KPMG LLP, the registered public accounting firm that audited the consolidated financial statements included in this Report, has issued an attestation report on management's assessment on the Company's internal control over financial reporting. That attestation report on management's assessment of internal control over financial reporting is provided in Item 8.
"Financial Statements and Supplementary Data."

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the Registrant's executive officers is included under the caption "Supplementary Item - Executive Officers" in Part I of this report. Information concerning our directors is incorporated by reference to the 2006 Proxy Statement under the "Nominees for Directors" subsection and the "Nominees for Class B Directors" subsection in the "Election of Directors" section. Information concerning the compliance of our officers, directors and 10% stockholders with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information contained in the 2006 Proxy Statement under the heading "Section 16(a) Beneficial Ownership Reporting Compliance". The information regarding Audit Committee members and "audit committee financial experts" is incorporated by reference to the information contained in the 2006 Proxy Statement under the "Audit Committee" subsection of the "Committees of the Board of Directors" subsection of the "Corporate Governance" Section. Information regarding the Company's Corporate Governance Guidelines is incorporated by reference to the information contained in the 2006 Proxy Statement under the "Corporate Governance Guidelines" subsection of the "Corporate Governance" section. The Company has adopted a Code of Business Conduct and Ethics, which applies broadly to all employees, officers and directors and also includes specific provisions applying to the Chief Executive Officer, Chief Financial Officer and other senior financial officers, in compliance with regulatory requirements. The Company also has a Code of Ethics and various related compliance procedures that apply to its business as an investment manager and sponsor of investment products, and the conduct of its employees and executives. The Company will promptly post on its website, www.nuveen.com, any amendments or waivers of its Code of Business Conduct and Ethics which apply to the Chief Executive Officer, Chief Financial Officer, and other senior financial officers.

ITEM 11. EXECUTIVE COMPENSATION

The "Executive Compensation", "Retirement Plans" and "Employment Agreements" sections, and the "Compensation of Directors" subsection in the "Election of Directors" section of the 2006 Proxy Statement are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The "Beneficial Ownership of the Company's Common Stock" section of the 2006 Proxy Statement is incorporated herein by reference.

The following table sets forth certain information as of December 31, 2005, about equity compensation plans that have been approved by security holders. The Company has no equity compensation plans at such date that have not been approved by security holders.

EQUITY COMPENSATION PLAN INFORMATION

                                                                                       NUMBER OF SECURITIES
                                      NUMBER OF SECURITIES                           REMAINING AVAILABLE FOR
                                        TO BE ISSUED UPON       WEIGHTED-AVERAGE      FUTURE ISSUANCE UNDER
                                           EXERCISE OF         EXERCISE PRICE OF    EQUITY COMPENSATION PLANS
                                      OUTSTANDING OPTIONS,    OUTSTANDING OPTIONS,    (EXCLUDING SECURITIES
                                     WARRANTS AND RIGHTS      WARRANTS AND RIGHTS    REFLECTED IN COLUMN (a))
                                     -------------------      -------------------   -------------------------
               PLAN CATEGORY
                                            (a)                       (b)                      (c)
Equity compensation
  plans approved by
  security holders.................     17,682,537(1)              $25.42                7,801,231(2)
Equity compensation
  plans not approved by
  security holders..................       N/A                      N/A                      N/A

Total..............................    17,682,537(1)               $25.42                7,801,231(2)

(1) Excludes 1,043,833 shares of restricted stock granted under the Company's equity compensation plans, all of which have been approved by shareholders. Of such shares of restricted stock, 332,025 shares have not been delivered because the restrictive period has not yet lapsed, and an additional 261,600 shares have not yet been issued because certain performance criteria have not yet been met. The receipt of the remaining shares of restricted stock excluded from column (a) in the table above have been deferred by the recipients.

(2) All such shares, which include forfeitures and share replenishments as provided by the applicable equity compensation plan, are available for future issuance pursuant to stock option awards. Of these shares, 3,499,472 may be issued pursuant to future restricted stock awards.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The "Certain Relationships and Related Transactions" section of the 2006 Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The "Fees and Services of Independent Auditors" section of the 2006 Proxy Statement is incorporated herein by reference.


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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of The Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 13, 2006.

                                              NUVEEN INVESTMENTS, INC

                                              By: /s/ Margaret E. Wilson
                                                  --------------------------
                                                  Margaret E. Wilson
                                                  Senior Vice President, Finance
                                                  Principal Financial and
                                                  Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 13, 2006.

                      SIGNATURE                                                      TITLE
                      ---------                                                      -----

                    *                                             Chairman, Chief Executive Officer and
   -------------------------------------                        Director (Principal Executive Officer)
          Timothy R. Schwertfeger                                      President, and Director


                    *                                                          Director
   -------------------------------------
              John P. Amboian


                    *                                                          Director
   -------------------------------------
              Willard L. Boyd


                    *                                                          Director
   -------------------------------------
             W. John Driscoll


                    *                                                          Director
   -------------------------------------
             Connie Duckworth


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

   *By  /s/ Alan G. Berkshire
      ----------------------------------
                Alan G. Berkshire
         As Attorney-in-Fact for each
           of the persons indicated

                                  EXHIBIT INDEX
                                       to
                           ANNUAL REPORT ON FORM 10-K
                                     for the
                       FISCAL YEAR ENDED DECEMBER 31, 2005

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

*3.3          Amendment to Restated Certificate of               Exhibit 3.1(b) to the Company's Form 10-K for
              Incorporation of the Company                       year ended December 31, 2002

*3.4          Certificate of Ownership and Merger                Exhibit 3.1(c) to the Company's Form 10-K for
                                                                 year ended December 31, 2002

*3.5          Amended and Restated By-Laws of the Company        Exhibit 3.2 to the Company's Form 10-K for
                                                                 year ended December 31, 1993 filed on March
                                                                 29, 1994

*4.1          Indenture, dated as of September 12, 2005,         Exhibit 4.1 to the Company's Form 8-K filed on
              between the Company and The Bank of New York       September 13, 2005
              Trust Company, N.A., as Trustee

*4.2          First Supplemental Indenture, dated as of          Exhibit 4.2 to the Company's Form 8-K filed on
              September 12, 2005, between the Company and The    September 13, 2005
              Bank of New York Trust Company, N.A., as Trustee

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

Exhibit                                                                            Exhibit No.
Designation                        Exhibit                                        and Location
-----------                        -------                                        ------------
*+10.2        Employment Agreement between the Company and       Exhibit 10.1 to the Company's 2002 Third
              Timothy R. Schwertfeger, dated November 1, 2002    Quarter Form 10-Q

*+10.3        Employment Agreement between the Company and       Exhibit 10.2 to the Company's 2002 Third
              John P. Amboian, dated November 1, 2002            Quarter Form 10-Q

*+10.4        Nuveen 2002 Executive Officer Performance Plan     Exhibit 10.3(a) to the Company's Form 10-K for
                                                                 year ended December 31, 2001

*+10.5        Amended and Restated Profit Sharing Plan           Exhibit 10.4 to the Company's Form 10-K for
                                                                 year ended December 31, 1996

*+10.6        Nuveen Investments, LLC Employees' Retirement      Exhibit 10.5 to the Company's Form   10-K for
              Plan, as amended and restated effective January    year ended December 31, 2001
              1, 1997

*+10.7        Excess Benefit Retirement Plan                     Exhibit 10.6 to the S-1 Registration Statement
                                                                 filed on May 19, 1992

*+10.8        The Company Deferred Bonus Plan                    Exhibit 10.7(a) to the Company's Form  10-K
                                                                 for year ended December 31, 1999

*10.9         Lease dated January 22, 1998 between Overseas      Exhibit 10.8(c) to the Company's Form  10-K
              Partners (333), Inc. and Nuveen Investments, LLC   for year ended December 31, 1998

*10.10        Acquisition Agreement, dated as of June 15,        Exhibit 2.1 to the Company's Form 8-K filed on
              2001, by and among the Company, Barra, Inc.,       June 20, 2001
              Symphony Asset Management, Inc., Maestro, LLC,
              Symphony Asset Management LLC, Praveen K.
              Gottipalli, Michael J. Henman, Neil L. Rudolph
              and Jeffrey L. Skelton

*10.11        Amendment to Acquisition Agreement, dated as of    Exhibit 10.4 to the Company's 2003 First
              February 1, 2003, by and among the Company,        Quarter 10-Q
              Barra, Inc., Symphony Asset Management, Inc.,
              Maestro, LLC, Symphony Asset Management LLC,
              Praveen K. Gottipalli, Michael J. Henman, Neil
              L. Rudolph and Jeffrey L. Skelton

Exhibit                                                                            Exhibit No.
Designation                        Exhibit                                        and Location
-----------                        -------                                        ------------
*10.12        Stock Purchase Agreement, dated as of May 28,      Exhibit 2.1 to the Company's Form 8-K filed on
              2002, by and among Old Mutual (US) Holdings        August 14, 2002
              Inc., NWQ Investment Management Company, Inc.
              and the Company

*10.13        Note Purchase Agreement, dated as of September     Exhibit 10.8 to the Company's 2003 Third
              19, 2003, relating to $300,000,000 principal       Quarter 10-Q
              amount of 4.22% Senior Notes Due September 19,
              2008.

*10.14        Description of Investment Management Contracts     Exhibit 10.21 to the Company's Form 10-K for
                                                                 year ended December 31, 2004

*10.15        Repurchase Agreement by and between the Company    Exhibit 10.1 to the Company's Form 8-K filed
              and The St. Paul Travelers Companies, Inc.,        on April 1, 2005
              dated as of March 29, 2005

*10.16        Separation Agreement by and between the Company    Exhibit 10.2 to the Company's Form 8-K filed
              and The St. Paul Travelers Companies, Inc.,        on April 1, 2005
              dated as of April 1, 2005

*10.17        Indemnity Agreement among The St. Paul Travelers   Exhibit 10.2 to the Company's Form 8-K filed
              Companies, Inc., the Company, Merrill Lynch &      on April 12, 2005
              Co. Inc., Merrill Lynch Pierce, Fenner & Smith
              Incorporated, Morgan Stanley & Co. Incorporated
              and Merrill Lynch International Limited, dated
              as of April 6, 2005

*10.18        Indemnity Agreement among The St. Paul Travelers   Exhibit 10.3 to the Company's Form 8-K filed
              Companies, Inc., the Company, Morgan Stanley,      on April 12, 2005
              Morgan Stanley & Co. Incorporated, Merrill Lynch
              Pierce, Fenner & Smith Incorporated and Morgan
              Stanley & Co. International Limited, dated as of
              April 6, 2005


*+10.19       Nuveen Investments, Inc. 2005 Equity Incentive     Exhibit A to the Company's Schedule A
              Plan.                                              Definitive Proxy Statement filed on April 15,
                                                                 2005


Exhibit                                                                            Exhibit No.
Designation                        Exhibit                                        and Location
-----------                        -------                                        ------------

*+10.20       Nuveen Investments, Inc. Executive Performance     Exhibit B to the Company's Schedule A
              Plan                                               Definitive Proxy Statement filed on April 15,
                                                                 2005

*10.21        Credit Agreement, entered into as of September     Exhibit 10.1 to the Company's Form 8-K filed
              30, 2005, among the Company, the several           on October 5, 2005
              financial institutions from time to time party
              thereto as lenders, Bank of America, N.A., as
              administrative agent, and Citibank, N.A., as
              syndication agent

*+10.22       Amendment and Award Agreement effective as of      Exhibit 10.1 to the Company's Form 8-K filed
              December 30, 2005 between the Company and          on January 10, 2006
              Timothy R. Schwertfeger.

*+10.23       Form of Restricted Stock Award Agreement with      Exhibit 10.1 to the Company's Form 8-K filed
              executive officers regarding the Nuveen            on January 20, 2006
              Investments, Inc. 2005 Equity Incentive Plan.

*+10.24       Form of Non-Qualified Stock Option Agreement       Exhibit 10.2 to the Company's Form 8-K filed
              with executive officers regarding the Nuveen       on January 20, 2006
              Investments, Inc. 2005 Equity Incentive Plan.

*+10.25       Employment Terms dated as of January 13, 2006      Exhibit 10.3 to the Company's Form 8-K filed
              regarding Alan Brown.                              on January 20, 2006

*+10.26       Restricted Stock Award Agreement dated as of       Exhibit 10.4 to the Company's Form 8-K filed
              January 13, 2006, by and between the Company and   on January 20, 2006
              Alan Brown

12.1          Ratio of Earnings to Fixed Charges                                       --

21            Subsidiaries of the Company                                              --

23            Independent Auditors' Consent                                            --

24            Powers of Attorney                                                       --

31.1          Certification of Chief Executive Officer                                 --
              pursuant to Rule 13a-14(a) of the Securities
              Exchange Act of 1934

31.2          Certification of President pursuant to Rule                              --
              13a-14(a) of the Securities Exchange Act of 1934

Exhibit                                                           Exhibit No.
Designation                        Exhibit                       and Location
-----------                        -------                       ------------
31.3          Certification of Principal Financial and                --
              Accounting Officer pursuant to Rule 13a-14(a) of
              the Securities Exchange Act of 1934

32.1          Certification of Chief Executive Officer                --
              pursuant to 18 U.S.C. Section 1350, as adopted
              pursuant to Section 906 of the Sarbanes-Oxley
              Act of 2002.

32.2          Certification of President pursuant to 18 U.S.C.        --
              Section 1350, as adopted pursuant to Section 906
              of the Sarbanes-Oxley Act of 2002

32.3          Certification of Principal Financial and                --
              Accounting Officer pursuant to 18 U.S.C. Section
              1350, as adopted pursuant to Section 906 of the
              Sarbanes-Oxley Act of 2002

*    Previously filed; incorporated herein by reference.

+    Management contracts and compensatory plans and arrangements.