Form 10-Q
period 2006-03-31
NUVEEN INVESTMENTS INC
filed 2006-05-09
CIK 885708

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2006


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

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer   X  Accelerated filer     Non-accelerated filer
                        ----                  ----                       ----

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

                              Yes       No   X
                                 -----     -----

         At May 5, 2006, there were 79,208,371 shares of the Company's Class A Common Stock outstanding, $0.01 par value.

                            NUVEEN INVESTMENTS, INC.

                                TABLE OF CONTENTS

                                                                                 Page No.
                                                                                 --------
PART I.  FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS

            Consolidated Balance Sheets (Unaudited),
                March 31, 2006 and December 31, 2005                                  3

            Consolidated Statements of Income (Unaudited),
                Three Months Ended March 31, 2006 and 2005                            4

            Consolidated Statement of Changes in Common Stockholders'
                Equity (Unaudited), Three Months Ended March 31, 2006                 5

            Consolidated Statements of Cash Flows (Unaudited),
                Three Months Ended March 31, 2006 and 2005                            6

            Notes to Consolidated Financial Statements
                (Unaudited)                                                           7

   ITEM 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations                        15

   ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk               26


   ITEM 4.  Controls and Procedures                                                  27

PART II.  OTHER INFORMATION

   Item 1 through Item 6                                                             28

Signatures                                                                           31

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                            NUVEEN INVESTMENTS, INC.

                           CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                             MARCH 31,       DECEMBER 31,
                                                                                               2006             2005
                                                                                           -------------    -------------
ASSETS
   Cash and cash equivalents                                                               $     122,476    $     128,933
   Management and distribution fees receivable                                                    65,285           61,932
   Other receivables                                                                              33,952           22,387
   Furniture, equipment, and leasehold improvements,
      at cost less accumulated depreciation
      and amortization of $61,097 and $58,950, respectively                                       31,529           31,926
   Investments                                                                                   129,235          121,273
   Goodwill                                                                                      647,767          625,267
   Other intangible assets, at cost less accumulated
      amortization of $22,458 and $20,785, respectively                                           60,634           62,307
   Current taxes receivable                                                                           --            4,377
   Other assets                                                                                   23,534           18,815
                                                                                           -------------    -------------
                                                                                           $   1,114,412    $   1,077,217
                                                                                           =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
   Short-Term Obligations:
       Notes payable                                                                       $     150,000    $     150,000
       Accounts payable                                                                           15,648           15,990
       Current taxes payable                                                                       9,686               --
       Accrued compensation and other expenses                                                    27,340           86,644
       Other short-term liabilities                                                               28,214           12,930
                                                                                           -------------    -------------
           Total Short-Term Obligations                                                          230,888          265,564
                                                                                           -------------    -------------

   Long-Term Obligations:
       Senior term notes                                                                   $     543,924    $     543,733
       Deferred compensation                                                                      39,360           36,585
       Deferred income tax liability, net                                                         28,293           26,319
       Other long-term liabilities                                                                24,001           23,186
                                                                                           -------------    -------------
           Total Long-Term Obligations                                                           635,578          629,823
                                                                                           -------------    -------------

   Total liabilities                                                                             866,466          895,387

Minority interest                                                                                 23,111           25,007

Common stockholders' equity:
   Class A Common stock, $0.01 par value; 160,000,000 shares authorized;                           1,209            1,209
       120,911,480 shares issued at March 31, 2006 and December 31, 2005
   Additional paid-in capital                                                                    254,154          246,565
   Retained earnings                                                                           1,004,234          965,058
   Unamortized cost of restricted stock awards                                                   (30,437)         (18,337)
   Accumulated other comprehensive gain/(loss)                                                       428              864
                                                                                           -------------    -------------
                                                                                               1,229,588        1,195,359
   Less common stock held in treasury, at cost
       (41,715,656 and 43,196,377 shares, respectively)                                       (1,004,753)      (1,038,536)
                                                                                           -------------    -------------
        Total common stockholders' equity                                                        224,835          156,823
                                                                                           -------------    -------------
                                                                                           $   1,114,412    $   1,077,217
                                                                                           =============    =============


See accompanying notes to consolidated financial statements.

                            NUVEEN INVESTMENTS, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                                    UNAUDITED
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                      THREE MONTHS ENDED
                                                                          MARCH 31,
                                                               --------------------------------
                                                                   2006               2005
                                                               -------------      -------------
Operating revenues:
    Investment advisory fees from assets under management      $     156,331      $     131,209
    Product distribution                                               1,237              2,803
    Performance fees / other revenue                                   2,578                856
                                                               -------------      -------------
       Total operating revenues                                      160,146            134,868

Operating expenses:
    Compensation and benefits                                         53,821             43,038
    Advertising and promotional costs                                  2,670              2,669
    Occupancy and equipment costs                                      5,931              5,400
    Amortization of intangible assets                                  1,673              1,273
    Travel and entertainment                                           2,108              1,686
    Outside and professional services                                  7,144              5,829
    Minority interest expense                                          1,481              1,406
    Other operating expenses                                           5,758              4,544
                                                               -------------      -------------
       Total operating expenses                                       80,586             65,845

Other income/(expense)                                                 2,329              1,858
                                                               -------------      -------------

Net interest expense                                                  (8,345)              (989)
                                                               -------------      -------------

Income before taxes                                                   73,544             69,892

Income taxes                                                          28,682             26,699
                                                               -------------      -------------

Net income                                                     $      44,862      $      43,193
                                                               =============      =============


Average common and common equivalent shares outstanding:
    Basic                                                             78,670             93,757
                                                               =============      =============

    Diluted                                                           83,688             98,913
                                                               =============      =============

Earnings per common share:
    Basic                                                      $        0.57      $        0.46
                                                               =============      =============

    Diluted                                                    $        0.54      $        0.44
                                                               =============      =============


See accompanying notes to consolidated financial statements.

                            NUVEEN INVESTMENTS, INC.
        CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY
                                    UNAUDITED
                                 (IN THOUSANDS)

                                                                           UNAMORTIZED    ACCUMULATED
                                     CLASS A     ADDITIONAL                   COST OF          OTHER
                                     COMMON       PAID-IN      RETAINED    RESTRICTED     COMPREHENSIVE   TREASURY
                                     STOCK        CAPITAL      EARNINGS    STOCK AWARDS   INCOME/(LOSS)     STOCK         TOTAL
                                   -----------  -----------   -----------  ------------   -------------  -----------   -----------
Balance at December 31, 2005       $     1,209  $   246,565   $   965,058  $   (18,337)   $       864    $(1,038,536)  $   156,823
   Net income                                                      44,862                                                   44,862
   Cash dividends paid                                            (16,549)                                                 (16,549)
   Purchase of treasury stock                                                                                 (3,726)       (3,726)
   Compensation expense on options                    3,792                                                                  3,792
   Exercise of stock options                         (5,014)        4,202                                     29,847        29,035
   Grant of restricted stock                                        6,661      (14,436)                        7,775            --
   Forfeit of restricted stock                                                     113                          (113)           --
   Amortization of restricted
      stock awards                                                               2,223                                       2,223
   Tax effect of options exercised                    8,807                                                                  8,807
   Tax effect of restricted stock                         4                                                                      4
   Other comprehensive income                                                                    (436)                        (436)
                                   -----------  -----------   -----------  -----------    -----------    -----------   -----------
Balance at March 31, 2006          $     1,209  $   254,154   $ 1,004,234  $   (30,437)   $       428    $(1,004,753)  $   224,835
                                   ===========  ===========   ===========  ===========    ===========    ===========   ===========


                                                                           THREE MONTHS
Comprehensive Income (in 000s):                                           ENDING 3/31/06
------------------------------                                            --------------
Net income                                                                  $   44,862
Other comprehensive income:
  Unrealized gains/(losses) on marketable equity securities, net of tax            658
  Reclassification adjustments for realized gains/(losses)                        (456)
  Amortization of terminated cash flow hedge                                       (59)
  Deferred tax impact of terminated cash flow hedge                               (574)
  Foreign currency translation adjustment                                           (5)
                                                                            ----------
      Subtotal:  other comprehensive income                                       (436)
                                                                            ----------
                        Comprehensive Income                                $   44,426
                                                                            ==========



                                                    THREE MONTHS
Change in Shares Outstanding (in 000s):            ENDING 3/31/06
---------------------------------------            --------------
Shares outstanding at the beginning of the year            77,715
Shares issued under equity incentive plans                  1,564
Shares acquired                                               (81)
Forfeit of restricted stock                                    (2)
                                                    -------------
Shares outstanding at March 31, 2006                       79,196
                                                    =============


See accompanying notes to consolidated financial statements.

                            NUVEEN INVESTMENTS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                 (IN THOUSANDS)


                                                                            THREE MONTHS ENDED MARCH 31,
                                                                          --------------------------------
                                                                              2006               2005
                                                                          -------------      -------------
Cash flows from operating activities:
 Net income                                                               $      44,862      $      43,193
 Adjustments to reconcile net income to net cash
     provided from operating activities:
        Deferred income taxes                                                     1,272              1,500
        Depreciation of office property and equipment                             2,318              2,060
        Amortization of intangible assets                                         1,673              1,273
        Amortization of debt related costs, net                                     132               (247)
        Compensation expense for options and restricted stock                     6,008              4,964
 Net (increase) decrease in assets:
        Management and distribution fees receivable                              (3,353)               417
        Other receivables                                                         4,534              2,715
        Other assets                                                             (4,718)            (4,664)
 Net increase (decrease) in liabilities:
        Accrued compensation and other expenses                                 (59,323)           (47,037)
        Deferred compensation                                                     2,775                746
        Accounts payable                                                           (342)              (277)
        Current taxes payable                                                    14,063             19,107
        Other liabilities                                                        (3,298)             1,122
 Other                                                                           (2,642)             3,190
                                                                          -------------      -------------
        Net cash provided from operating activities                               3,961             28,062
                                                                          -------------      -------------

Cash flows from financing activities:
 Dividends paid                                                                 (16,549)           (16,883)
 Proceeds from stock options exercised                                           29,035             13,203
 Acquisition of treasury stock                                                   (3,726)            (3,651)
 Net deferred debt issuance related items                                            50                 --
 Tax effect of options and restricted stock                                       8,810                 --
                                                                          -------------      -------------
        Net cash provided from/(used for) financing activities                   17,620             (7,331)
                                                                          -------------      -------------

Cash flows from investing activities:
 Purchase of office property and equipment                                       (2,095)            (4,330)
 Proceeds from sales of investment securities                                     7,722             18,234
 Purchases of investment securities                                             (11,814)            (4,585)
 Repurchase of NWQ minority members' interests                                  (22,500)           (24,675)
 Net change in consolidated mutual funds                                            682             (4,578)
 Other                                                                              (33)               (17)
                                                                          -------------      -------------
        Net cash used for investing activities                                  (28,038)           (19,951)
                                                                          -------------      -------------

Increase/(decrease) in cash and cash equivalents                                 (6,457)               780

Cash and cash equivalents:
 Beginning of year                                                              128,933            209,360
                                                                          -------------      -------------
 End of period                                                            $     122,476      $     210,140
                                                                          -------------      -------------


Supplemental Information:
 Taxes paid                                                               $       6,565      $       1,079
 Interest paid                                                            $      16,570      $       7,063


See accompanying notes to consolidated financial statements.

                            NUVEEN INVESTMENTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2006


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

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (Revised 2004), "Share-Based Payment" ("SFAS No. 123R"). SFAS No. 123R is a revision of SFAS No. 123, and supersedes APB Opinion No. 25 and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. SFAS No. 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. SFAS No. 123R requires the use of a slightly different method of accounting for forfeitures. Beginning in 2006, the Company adopted SFAS No. 123R. No cumulative accounting adjustment was required. This change in methodology did not have a material impact on the Company's consolidated financial statements.

In 2005, the Company repurchased $600 million of Nuveen Investments' common stock directly from The St. Paul Travelers Companies, Inc. ("STA") at a price of $32.98 per share, or approximately 18.2 million shares. The repurchase of these shares was completed in two steps: 1) a $200 million (6.0 million shares) repurchase was completed on April 7, 2005, and a $400 million forward purchase (plus interest) that settled on July 28, 2005. The entire $600 million repurchase was recorded by Nuveen Investments as if it were completed in its entirety on April 7, 2005. As such, effective April 7, 2005 Nuveen Investments had approximately 75.9 million shares of common stock outstanding for the purposes of computing basic earnings per share.

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

NOTE 2 EARNINGS PER COMMON SHARE

The following table sets forth a reconciliation of net income and the weighted average common shares used in the basic and diluted earnings per share computations for the three-month periods ended March 31, 2006 and 2005.


                                                                For the three months ended
                                ------------------------------------------------------------------------------------------
                                              March 31, 2006                                 March 31, 2005
                                -------------------------------------------     -------------------------------------------
In thousands                       Net                           Per-share          Net                          Per-share
except per share data             income          Shares          amount          income          Shares           amount
---------------------           -----------     -----------     -----------     -----------     -----------     -----------
Basic EPS                       $    44,862          78,670     $      0.57     $    43,193          93,757     $      0.46
  Dilutive effect of:
     Deferred stock awards               --             464                              --             459
     Employee stock options              --           4,554                              --           4,697
                                -----------     -----------                     -----------     -----------
Diluted EPS                     $    44,862          83,688     $      0.54     $    43,193          98,913     $      0.44

Options to purchase 46,860 and 9,074 shares of the Company's common stock were outstanding as of March 31, 2006 and 2005, respectively, but were not included in the computation of diluted earnings per share because their inclusion would have been antidilutive since the options' weighted average exercise price of $46.39 and $39.88 per share, respectively, was greater than the average market price of the Company's common shares during the applicable period.

NOTE 3 NET CAPITAL REQUIREMENT

Nuveen Investments, LLC, the Company's wholly-owned broker/dealer subsidiary, is subject to SEC Rule 15c3-1, the "Uniform Net Capital Rule," which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, as these terms are defined in the Rule, shall not exceed 15 to 1. At March 31, 2006, Nuveen Investments, LLC's net capital ratio was 1.34 to 1 and its net capital was approximately $20.8 million which was $18.9 million in excess of the required net capital of $1.9 million.

NOTE 4 GOODWILL AND INTANGIBLE ASSETS

The following table presents a reconciliation of activity in the balance of goodwill from December 31, 2005 to March 31, 2006 presented on our consolidated balance sheets (in thousands):

Goodwill
--------
Balance at December 31, 2005                   $  625,267
    Repurchase of NWQ minority interests           22,500
                                               ----------
Balance at March 31, 2006                      $  647,767
                                               ==========

As part of the acquisition of NWQ Investment Management ("NWQ") in 2002, key employees purchased three classes of non-controlling member interests in NWQ. The purchase allows NWQ key employees to participate in profits of NWQ above specified levels beginning January 1, 2003. Beginning in 2004 and continuing through 2008, the Company has the right to purchase the non-controlling members' respective interests in NWQ at fair market value. On February 13, 2004, the Company exercised its right to call 100% of the NWQ Class 2 minority members' interests for

$15.4 million. Of the total amount paid, approximately $12.9 million was recorded as goodwill. On February 15, 2005, the Company exercised its right to call 100% of the NWQ Class 3 minority members' interests for $22.8 million. Of the total amount paid, approximately $22.5 million was recorded as goodwill. On February 15, 2006, the Company exercised its right to purchase 25% of the NWQ Class 4 minority members' interests for $22.6 million. Of the total amount paid, approximately $22.5 million was recorded as goodwill, with the remainder being recorded as a return of capital.

Although the Company has engaged external valuation experts to determine the appropriate purchase price allocation for the Santa Barbara Asset Management ("SBAM") acquisition completed in October 2005, a final valuation is not yet complete. The purchase price allocation presented within this 10-Q filing is preliminary. The Company does not expect to make any material modifications to its initial estimates relating to the SBAM acquisition. Generally accepted accounting principles allow for purchase price adjustments for one year from the time of an acquisition. Our preliminary estimate indicates that approximately $14.4 million of the purchase price in excess of the net book value of assets acquired is assignable to intangible assets, all of which relates to existing contractual customer relationships.

SFAS No. 142, "Goodwill and Other Intangible Assets," requires an annual goodwill impairment test. The results of our last annual test indicated that, as of May 31, 2005, there was no indication of potential impairment of goodwill.

The following table presents gross carrying amounts and accumulated amortization amounts for intangible assets presented on our consolidated balance sheets at March 31, 2006 and December 31, 2005 (in thousands):

                                     At March 31, 2006     At December 31, 2005
                                  ----------------------  ----------------------
                                   Gross                   Gross
                                  Carrying   Accumulated  Carrying   Accumulated
Amortizable Intangible Assets      Amount   Amortization   Amount   Amortization
-----------------------------     --------  ------------  --------  ------------
Symphony-
    Customer relationships         $43,800     $10,446     $43,800    $ 9,891
    Internally developed software    1,622       1,513       1,622      1,432
    Favorable lease                    369         369         369        369
NWQ customer contracts              22,900       9,330      22,900      8,693
SBAM - estimated intangibles        14,400         800      14,400        400
                                   -------     -------     -------    -------
        Total                      $83,091     $22,458     $83,091    $20,785
                                   =======     =======     =======    =======

The projected amortization for the next five years is approximately $4.9 million for the remaining nine months of 2006, and annual amortization of $6.4 million for each of 2007, 2008, 2009, and 2010.

NOTE 5 DEBT

At March 31, 2006 and December 31, 2005, debt on the accompanying consolidated balance sheets was comprised of the following (in thousands):

                                               MARCH 31, 2006    DECEMBER 31, 2005
                                               --------------    -----------------
Short-Term Obligations:
   Notes payable                                  $150,000           $150,000
                                                  --------           --------

Long-Term Obligations:
Senior Term Notes:
   Senior term notes - 5 Year                     $250,000           $250,000
   Net unamortized discount                           (623)              (654)
   Senior term notes - 10 Year                     300,000            300,000
   Net unamortized discount                         (1,444)            (1,473)
   Net unamortized debt issuance costs              (4,009)            (4,140)
                                                  --------           --------
     subtotal                                     $543,924           $543,733
                                                  --------           --------
        Total                                     $693,924           $693,733
                                                  ========           ========

SENIOR TERM NOTES

On September 12, 2005, Nuveen Investments issued $550 million of senior unsecured notes, comprised of $250 million of 5-year notes and $300 million of 10-year notes. The Company received approximately $544 million in net proceeds after discounts and other debt issuance costs. The five-year notes bear interest at an annual fixed rate of 5.0% payable semi-annually beginning March 15, 2006. The 10-year senior notes bear interest at an annual fixed rate of 5.5% payable semi-annually also beginning March 15, 2006. The net proceeds from the notes were used to repay a portion of the outstanding debt under the Company's then outstanding $750 million bridge credit agreement. The costs related to the issuance of the senior term notes are being capitalized and amortized to expense over their term. At March 31, 2006, the fair value of the five-year and ten-year senior term notes was approximately $243.3 million and $291.0 million, respectively.

SENIOR REVOLVING CREDIT FACILITY

In addition to the senior term notes, the Company has a $400 million senior revolving credit facility that expires on September 15, 2010. As of March 31, 2006 and December 31, 2005, the Company borrowed $150 million of the total amount available under the senior revolving credit facility. The proceeds under this borrowing were used to repay the remaining amount due under the then outstanding bridge credit agreement. The rate of interest payable under the agreement is, at the Company's option, a function of either one of various floating rate indices or the Federal Funds rate. For the three months ended March 31, 2006, the weighted average interest rate was 5.01%. The agreement requires the Company to pay a facility fee at an annual rate of a range of 0.08% to 0.15% that is dependent on our debt rating. Proceeds from borrowings under this facility may be used for fulfilling day-to-day cash requirements and general corporate purposes, including acquisitions, share repurchases and asset purchases.

OTHER

Our broker-dealer subsidiary occasionally utilizes available, uncommitted lines of credit, which approximate $100 million, with no annual facility fees to satisfy periodic, short-term liquidity needs. At March 31, 2006 and December 31, 2005, no borrowings were outstanding on these uncommitted lines of credit.

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

In anticipation of the issuance of the senior term notes (refer to Note 5, "Debt"), the Company entered into a series of treasury rate lock transactions with an aggregate notional amount of $550 million. These treasury rate locks were accounted for as cash-flow hedges, as they hedged against the variability in future projected interest payments on the forecasted issuance of fixed rate debt (the longer-term senior term notes that replaced the bridge credit agreement) attributable to changes in interest rates. The prevailing treasury rates had increased by the time of the issuance of the senior term notes and the locks were settled for a net payment to the Company of approximately $1.6 million. The Company has recorded this gain in "Accumulated Other Comprehensive Income/(Loss)" on the accompanying consolidated balance sheets as of March 31, 2006 and December 31, 2005, as the treasury rate locks were considered highly effective for accounting purposes in mitigating the interest rate risk on the forecasted debt issuance. The $1.6 million is being reclassified into current earnings commensurate with the recognition of interest expense on the 5-year and 10-year term debt. At March 31, 2006, the unamortized gain on the treasury rate lock transactions was approximately $1.5 million. For the remaining nine months of 2006, the Company expects to reclassify approximately $0.2 million, respectively, of the gain on the treasury rate lock transactions as an offset to interest expense.

Also included in the accompanying consolidated balance sheets as of March 31, 2006 and December 31, 2005 are certain swap agreements and futures contracts that have not been designated as hedging instruments. The swap agreements and futures contracts are being used to mitigate overall market risk of certain recently created product portfolios that are not yet being marketed. At March 31, 2006, the net fair value of these open non-hedging derivatives was a net liability of approximately $0.2 million and is reflected as approximately $0.3 million in "Other Assets" and $0.5 million in "Other Short-Term Liabilities" on the accompanying consolidated balance sheet. At December 31, 2005, the net fair value of these open non-hedging derivatives was approximately $0.3 million and is reflected in "Other Short-Term Liabilities" on the accompanying consolidated balance sheet. For the three months ended March 31, 2006, the net fair value adjustment resulted in a gain of approximately $0.1 million, of which approximately $0.1 million was realized, with the remainder in unrealized gains/losses, both reflected in "Other Income/(Expense" in the accompanying consolidated statement of income for the three months ended March 31, 2006. For the three months ended March 31, 2005, the net fair value adjustment resulted in a gain of approximately $0.5 million, of which approximately $0.2 million was realized, with the remainder in unrealized gains/losses, both reflected in "Other Income/(Expense)" in the accompanying consolidated statement of income for the three months ended March 31, 2005.


NOTE 7 RETIREMENT PLANS

On December 23, 2003, the FASB released a revised version of SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The revised version of SFAS No. 132 includes new interim disclosure requirements regarding components of net periodic benefit cost as well as estimated contributions. The following table presents the components of the net periodic retirement plans' benefit costs for the three months ended March 31, 2006 and 2005, respectively:

                                                             Three Months                             Three Months
                                                          Ended March 31, 2006                     Ended March 31, 2005
                                                   ----------------------------------      ----------------------------------
                                                        Total               Post-              Total               Post-
                                                       Pension           Retirement           Pension            Retirement
                                                   --------------      --------------      --------------      --------------
Service Cost                                       $      436,250      $       60,000      $      392,750      $       63,000
Interest Cost                                             522,250             145,250             450,500             128,250

Expected Return on Assets                                (561,750)                 --            (541,000)                 --

Amortization of:
             Unrecognized Prior Service Cost                   --             (66,250)                 --             (66,250)
             Unrecognized (Gain)/Loss                     106,250              29,250              31,500              14,750
                                                   --------------      --------------      --------------      --------------

Total                                              $      503,000      $      168,250      $      333,750      $      139,750
                                                   ==============      ==============      ==============      ==============

During 2006, the Company expects to contribute approximately $0.1 million to its excess pension plan and approximately $0.5 million for benefit payments to its post-retirement benefit plan. For the first three months of 2006, the Company has paid out approximately $0.1 million in post-retirement benefits.


NOTE 8 STOCK-BASED COMPENSATION

Effective January 1, 2006, we adopted Statement of Financial Accounting Standard ("SFAS") No. 123(R), "Share Based Payment." Because the fair value recognition provisions of SFAS No. 123, "Stock-Based Compensation," and SFAS No. 123(R) were materially consistent under our equity plans, the adoption of SFAS No. 123(R) did not have a significant impact on our financial position or our results of operations.

The Company currently maintains two stock-based compensation plans: the Second Amended and Restated Nuveen 1996 Equity Incentive Award Plan (the "1996 Plan") and the 2005 Equity Incentive Plan (the "2005 Plan"). Under the 1996 Plan, the Company had reserved an aggregate of 30,900,000 shares of Class A common stock for awards. Under the 2005 Plan, the Company has reserved an aggregate of 7,000,000 shares of Class A common stock for awards. Under both plans, options may be awarded at exercise prices not less than 100% of the fair market value of the stock on the grant date, and maximum option terms may not exceed ten years. A Black-Scholes option-pricing model is used to determine the fair value of stock-based compensation awards. Awards that expire or are cancelled without delivery of shares generally become available for reissuance under the plans.

Options awarded pursuant to the 1996 Plan and the 2005 Plan are generally subject to three-year cliff vesting and expire ten years from the award date. During the three months ended March 31, 2006, the Company awarded options to employees to purchase 859,695 shares of common stock and 323,398 shares of restricted stock. As of March 31, 2006, there were 5,807,329 shares available for future equity awards. During the first three months of 2006, no stock options expired unexercised.

Options awarded during the first three months of 2006 had a weighted-average fair value of $10.23 per share, which was determined at the date of grant using a Black-Scholes option-pricing model with the following assumptions: a dividend yield of 2.1%, expected volatility of 23%, a risk-free interest rate ranging from 4.24% to 4.51%, and an expected life of 5.1 years. Options awarded during the first three months of 2005 had a weighted-average fair value of $7.52 per share, which was determined at the date of grant using a Black-Scholes option-pricing model with the following assumptions: a dividend yield of 2.3%, expected volatility of 22%, a risk-free interest rate of 3.56%, and an expected life of 5.1 years. A summary of the Company's stock option activity for the three months ended March 31, 2006 is presented in the following table:

                                                                                   WEIGHTED-
                                                                                    AVERAGE          AGGREGATE
                                                                  WEIGHTED-        REMAINING         INTRINSIC
                                                                   AVERAGE        CONTRACTUAL          VALUE
(IN 000S, EXCEPT PER SHARE DATA)               OPTIONS          EXERCISE PRICE    TERM (YEARS)      (IN  MILLIONS)
                                             -------------      --------------    -------------     --------------
Options outstanding at December 31, 2005            17,683      $       25.42
Awarded                                                860              44.68
Exercised                                           (1,241)             23.40
Forfeited                                              (38)             30.70
                                              -------------
Options outstanding at March 31, 2006               17,264      $       26.52               6.3     $         366
                                              =============

Options exercisable at March 31, 2006               10,620      $       21.57               5.0     $         277

Recorded compensation expense for share based payment awards was $6.3 million and $5.2 million for the three months ended March 31, 2006 and 2005, respectively. Tax benefits related to compensation expense for share based payment awards totaled $2.4 million and $2.0 million for the three months ended March 31, 2006 and 2005, respectively. As of March 31, 2006, there was $41.5 million of total unrecognized compensation costs related to stock options and restricted stock awards, not including long-term equity performance awards discussed below. These costs are expected to be recognized over a weighted average period of 2.4 years.

In January 2005, the Company granted long-term equity performance awards including 269,300 restricted shares and 1,443,000 options to senior managers. These grants will be awarded only if specified Company-wide performance criteria are met by the end of 2007, and are subject to additional time-based vesting if the performance criteria are met. As of March 31, 2006, the Company has not recorded any compensation expense related to these awards.

During the first three months of 2006, the total intrinsic value of stock options exercised was $27.8 million and the total fair value of stock awards vested was $12.6 million. For the first three months of 2005, the total intrinsic value of stock options exercised was $15.4 million and the total fair value of stock awards vested was $11.2 million.

Share repurchases are utilized to reduce the dilutive impact of our stock-based plans. The Company has an approved share repurchase plan in place with 1.4 million shares remaining to be purchased. Repurchased shares are converted to Treasury shares and are used to satisfy stock option exercises, as needed. Share repurchase activity is dependent on the availability of excess cash after meeting business and capital requirements. Therefore, the timing and amount of repurchases is not known and we do not have an estimate of the number of shares expected to be repurchased during 2006.

                          PART I. FINANCIAL INFORMATION
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                                 MARCH 31, 2006

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

The Company and its subsidiaries offer high-quality investment capabilities through six branded investment teams: NWQ, specializing in value-style equities; Nuveen Investments ("Nuveen"), managing fixed-income investments; Santa Barbara, committed to growth equities; Tradewinds NWQ, specializing in global equities; Rittenhouse, dedicated to "blue-chip" growth equities , and Symphony, with expertise in alternative investments as well as equity and income products.

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

In addition to investment advisory fees, we have two other main sources of operating revenue: 1) performance fees and 2) distribution and underwriting revenue. Performance fees are earned when investment performance on certain institutional accounts and hedge funds exceeds a contractual threshold. These fees are recognized only at the performance measurement date contained in the individual account management agreement. Distribution revenue is earned when certain funds are sold to the public through financial advisors. Correspondingly, distribution revenue will rise and fall with the level of our sales of mutual fund products. Underwriting fees are earned on the initial public offerings of our closed-end funds. The level of underwriting fees earned in any given year will fluctuate depending on the number of new funds offered, the size of the funds offered and the extent to which we participate as a member of the syndicate group underwriting the fund. Also included in distribution and underwriting revenue is Muni Preferred(R) and Fund Preferred(R) revenue. Preferred shares of our closed-end funds are bought and sold through a secondary market auction. A participation fee is paid by the fund to the auction participants based on shares traded. Access to the auction must be made through a participating broker. We offer non-participating brokers access to the auctions, for which we earn a portion of the participation fee.

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

OTHER RECENT EVENTS

In the first quarter of 2006, the Company established a separate investment management platform, dedicated to international and global investing. This new unit was named Tradewinds NWQ Global Investors, LLC, and is another distinct, independent and separately branded investment team on the Nuveen Investments' platform. This team previously managed international and global value portfolios as part of NWQ. Of the assets managed by NWQ at December 31, 2005, approximately $15 billion are now part of Tradewinds.

SUMMARY OF OPERATING RESULTS

The table presented below highlights the results of our operations for the first quarters of 2006 and 2005:

FINANCIAL RESULTS SUMMARY
COMPANY OPERATING STATISTICS

(in millions, except per share amounts)

QUARTER ENDED MARCH 31,                         2006           2005             % CHANGE
                                            -----------     -----------         --------
Gross sales of investment products          $    10,109     $     7,682              32%
Net flows of investment products                  5,903           4,297              37
Assets under management (1) (2)                 145,017         118,505              22
Operating revenues                                160.1           134.9              19
Operating expenses                                 80.6            65.8              22
Income before net interest and taxes(3)            81.9            70.9              16
Net interest expense                                8.3             1.0             744
Income taxes                                       28.7            26.7               7
Net income                                         44.9            43.2               4
Basic earnings per share                            .57             .46              24
Diluted earnings per share                          .54             .44              23
Dividends per share                                 .21             .18              17

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

Gross sales of investment products (which include new managed accounts, deposits into existing managed accounts and the sale of open-end and closed-end fund shares) for the quarter ended March 31, 2006 and 2005 are shown below:


GROSS INVESTMENT PRODUCT SALES
(in millions)

QUARTER ENDED MARCH 31,               2006        2005
                                    -------     -------
Closed-End Funds                   $    --     $ 1,414
Mutual Funds                         1,347         702
Retail Managed Accounts              7,230       3,684
Institutional Managed Accounts       1,532       1,882
                                   -------     -------
     Total                         $10,109     $ 7,682
                                   =======     =======

First quarter gross sales increased 32% year over year, reaching $10.1 billion. Retail and institutional managed account sales were $8.8 billion, up 57% versus sales in the first quarter of last year. The largest driver of the increase was a $2.8 billion increase in value-style equity managed account sales, primarily international value-style accounts. Mutual fund gross sales nearly doubled, driven by increases in both municipal and equity fund sales. Municipal mutual fund sales were up over 50% due to high demand for the Nuveen High Yield Municipal Bond Fund. Equity fund sales more than tripled, driven by sales of our NWQ Multi-Cap Value Fund and the NWQ International Value Fund. There were no closed-end fund sales this quarter. During the first quarter of the prior year we raised just over $1.2 billion in our second equity option strategy fund and another $0.2 billion in our first Tax Advantaged Floating Rate Fund.

Net flows of investment products for first quarters of 2006 and 2005 are shown below:

NET FLOWS
(in millions)

QUARTER ENDED MARCH 31,              2006          2005
                                    -------      -------
 Closed-End Funds                   $    (7)     $ 1,424
 Mutual Funds                           864          350
 Retail Managed Accounts              4,114        1,195
 Institutional Managed Accounts         932        1,328
                                    -------      -------
      Total                         $ 5,903      $ 4,297
                                    =======      =======

Net flows increased $1.6 billion versus the prior year to $5.9 billion. Retail managed account flows of $4.1 billion were more than three times the level of flows in the same quarter of the prior year. Contributing to this growth was an acceleration of flows due to the announcement of the soft-closing of our Tradewinds international strategy in retail managed accounts. Mutual fund flows showed continued strength with growth in both municipal and equity fund flows.

The following table summarizes net assets under management:


NET ASSETS UNDER MANAGEMENT(1)
(in millions)

                                   MARCH 31,  DECEMBER 31,   MARCH 31,
                                     2006         2005         2005
                                   --------   ------------   --------
Closed-End Funds                   $ 51,813     $ 51,997     $ 51,050
Mutual Funds                         15,398       14,495       12,887
Retail Managed Accounts              53,652       47,675       37,715
Institutional Managed Accounts       24,154       21,950       16,853
                                   --------     --------     --------
     Total                         $145,017     $136,117     $118,505
                                   ========     ========     ========

(1)  Excludes defined portfolio product assets under surveillance.


Assets under management ended the quarter at just over $145 billion, an increase of 22% versus assets under management at the end of the first quarter of 2005 and an increase of 7% versus assets under management at the end of the prior year. At March 31, 2006, 48% or our assets were in equity-style products, 42% in municipal-style products and 10% in taxable income style products.

The components of the change in our assets under management were as follows:

NET ASSETS UNDER MANAGEMENT(1)
(in millions)

                                          MARCH 31,      MARCH 31,
                                            2006           2005
                                          ---------      ---------
QUARTER ENDED
Beginning Assets Under Management         $ 136,117      $ 115,453
   Gross Sales                               10,109          7,682
   Reinvested Dividends                          63             62
   Redemptions                               (4,269)        (3,447)
                                          ---------      ---------
        Net Flows into Managed Assets         5,903          4,297
   Appreciation/(Depreciation)                2,997         (1,245)
                                          ---------      ---------
Ending Assets Under Management            $ 145,017      $ 118,505
                                          =========      =========

(1)  Excludes defined portfolio product assets under surveillance.

Assets were up $8.9 billion versus the end of the year as net flows for the quarter of $5.9 billion were coupled with market appreciation of $3.0 billion. Equity and income-oriented assets appreciated $3.3 billion and $0.2 billion during the quarter, respectively, while market depreciation caused a $0.5 billion decline in municipal assets.

Investment advisory fee income, net of sub-advisory fees and expense reimbursements, is shown in the following table:

INVESTMENT ADVISORY FEES
(in thousands)

QUARTER ENDED MARCH 31,      2006              2005
                           --------          --------
 Closed-End Funds          $ 61,843          $ 61,151
 Mutual Funds                19,877            16,432
 Managed Accounts            74,611            53,626
                           --------          --------
      Total                $156,331          $131,209
                           ========          ========

Advisory fees increased 19% for the quarter driven by an increase in fees across all product lines. Fees on managed accounts increased due mainly to an increase in fees on value, international and municipal accounts as a result of an increase in assets under management, while fees on our growth accounts declined slightly as a result of a decline in assets under management.

Product distribution revenue for the three-month periods ended March 31, 2006 and 2005 is shown in the following table:

PRODUCT DISTRIBUTION
(in thousands)

QUARTER ENDED MARCH 31,            2006              2005
                                 -------           -------
 Closed-End Funds                $   (10)          $ 1,441
 Muni/Fund Preferred(R)            1,174             1,151
 Mutual Funds                         73               211
                                 -------           -------
      Total                      $ 1,237           $ 2,803
                                 =======           =======

Product distribution revenue declined $1.6 million for the quarter due mainly to a reduction in closed-end fund underwriting revenue. We did not complete any closed-end fund offerings in the first quarter of 2006. Mutual fund distribution revenue declined slightly as a result of an increase in commissions paid to distributors on high dollar value sales.

PERFORMANCE FEES/OTHER REVENUE

Performance fees/other revenue consists of performance fees earned on institutional assets managed by Symphony and various fees earned in connection with services provided on behalf of our defined portfolio assets under surveillance. Performance fees for 2006 were $2.4 million, up from the $0.4 million in performance fees in the first quarter of 2005. Partially offsetting this increase, fees earned on services provided on behalf of our defined portfolio assets under surveillance declined due to an overall decline in these assets.

OPERATING EXPENSES

The following table summarizes operating expenses for the three-month periods ended March 31, 2006 and 2005:

OPERATING EXPENSES
(in thousands)


QUARTER ENDED MARCH 31,                 2006         2005
                                       -------     -------
Compensation and benefits             $53,821     $43,038
Advertising and promotional costs       2,670       2,669
Occupancy and equipment costs           5,931       5,400
Amortization of intangible assets       1,673       1,273
Travel and entertainment                2,108       1,686
Outside and professional services       7,144       5,829
Minority interest expense               1,481       1,406
Other operating expenses                5,758       4,544
                                      -------     -------
     Total                            $80,586     $65,845
                                      =======     =======

As a % of Operating Revenues             50.3%       48.8%

SUMMARY

Operating expenses for the quarter increased 22% due mainly to an increase in compensation and benefits.

COMPENSATION AND BENEFITS

Compensation and related benefits for the first quarter of 2006 increased $10.8 million due to an increase in base compensation as a result of new positions and salary increases and an increase in overall incentive compensation due to the Company's higher profit level. A portion of the increase in overall incentive compensation relates to expense recognized on various profits interests awarded to affiliates. The fair market value of unvested profits interests is being expensed over the appropriate vesting period of the related units as a compensation charge with a corresponding increase in minority interest outstanding (see also Capital Resources, Liquidity and Financial Condition for further information).

OCCUPANCY AND EQUIPMENT COSTS

Occupancy and equipment costs increased $0.5 million due to an increase in leased space for NWQ and Santa Barbara.

AMORTIZATION OF INTANGIBLES

Amortization of intangibles increased $0.4 million during the first quarter of 2006 as a result of amortization of intangible assets associated with the Santa Barbara acquisition (See Note 4 to the Consolidated Financial Statements, "Goodwill and Intangible Assets" for further information).

OUTSIDE AND PROFESSIONAL SERVICES

Outside and professional services expense increased $1.3 million primarily due to an increase in electronic information expense as we provide our investment and research teams with more data and other tools to better manage their portfolios.

ALL OTHER OPERATING EXPENSES

All other operating expenses, including advertising and product promotion, travel and entertainment, minority interest expense, fund organization costs and other expenses increased approximately $1.7 million, due primarily to higher insurance costs and increased recruiting and relocation.

OTHER INCOME/(EXPENSE)

Other income/(expense) includes realized gains and losses on investments and miscellaneous income, including gain or loss on the disposal of property.

The following is a summary of other income/(expense) for the quarters ended March 31, 2006 and 2005:

OTHER INCOME/(EXPENSE)
(in thousands)

QUARTER ENDED MARCH 31,                    2006              2005
                                         -------           -------
Gains/(Losses) on Investments           $ 2,388           $ 1,915
Miscellaneous Income/(Expense)              (59)              (57)
                                        -------           -------
     Total                              $ 2,329           $ 1,858
                                        =======           =======

Total other income/(expense) increased $0.5 million in the first quarter of 2006 compared to the first quarter of 2005, due to an increase in investment gains for the quarter.

NET INTEREST EXPENSE

The following is a summary of net interest expense for the quarters ended March 31, 2006 and 2005:

NET INTEREST EXPENSE
(in thousands)

QUARTER ENDED MARCH 31,                   2006               2005
                                        --------           --------
Dividend and Interest Revenue          $  1,852           $  2,266
Interest Expense                        (10,197)            (3,255)
                                       --------           --------
     Total                             $ (8,345)          $   (989)
                                       ========           ========

Total net interest expense increased $7.4 million in the first quarter of 2006 compared to the first quarter of 2005, due to increased interest expense associated with the repurchase of shares from STA and the related increase in outstanding debt.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (Revised 2004), "Share-Based Payment" ("SFAS No. 123R"). SFAS No. 123R is a revision of SFAS No. 123, and supersedes APB Opinion No. 25 and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. SFAS No. 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. SFAS No. 123R requires the use of a slightly different method of accounting for forfeitures. Beginning in 2006, the Company adopted SFAS No. 123R.

This change in methodology did not have a material impact on the Company's consolidated financial statements.

CAPITAL RESOURCES, LIQUIDITY
AND FINANCIAL CONDITION

Our primary liquidity needs are to support working capital requirements, service indebtedness and fund capital expenditures. Our principal sources of liquidity are cash flows from operating activities and borrowings under available credit facilities and long-term notes.

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

BRIDGE CREDIT FACILITY

In April 2005, the Company entered into a $750 million bridge credit agreement with various financial institutions. The original maturity date of this credit agreement was March 31, 2006. Borrowings under this facility bore an interest rate, at Nuveen Investments' option, of either LIBOR or the Federal Funds rate plus a spread equal to 0.335% to 0.470% based on Nuveen Investments' leverage, with such applicable spread increasing by 0.25% on September 30, 2005, and by an additional 0.25% on December 31, 2005. The bridge credit agreement required Nuveen Investments to pay a facility fee quarterly in arrears in an annual amount ranging from 0.09% to 0.13%, depending on Nuveen Investments' leverage ratio, and, when applicable, a utilization fee. During the second quarter of 2005, the Company used approximately $300 million of the amount available under the facility to prepay the holders of the Company's 4.22% senior unsecured notes due September 19, 2008. During the third quarter of 2005, the Company used an additional $410 million of the remaining amount available under the bridge credit agreement primarily to fulfill its forward contract obligation to repurchase shares of its common stock owned by STA. During the third quarter of 2005, the entire $710 million borrowed under the bridge credit agreement was repaid with borrowings made under a new senior revolving credit facility and the issuance of senior notes (both discussed below) and the bridge credit facility was terminated.

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

SENIOR REVOLVING CREDIT FACILITY

In addition to the senior term notes, the Company has a new $400 million senior revolving credit facility that expires on September 15, 2010. On September 30, 2005, the Company borrowed $140 million of the total amount available under the new senior revolving credit facility in order to repay the remaining amount due under the bridge credit facility. As of March 31, 2006, the Company had $150 million outstanding under this facility. The rate of interest payable under the agreement is, at the Company's option, a function of either one of various floating rate indices or the Federal Funds rate. The agreement requires the Company to pay a facility fee at an annual rate of a range of 0.08% to 0.15% that is dependent on our debt rating. Proceeds from borrowings under this facility may be used for fulfilling day-to-day cash requirements and general corporate purposes, including acquisitions, share repurchases and asset purchases. There are conventional financial covenants associated with this credit facility, including a minimum net worth requirement and a maximum leverage ratio. We were in compliance with those covenants as of March 31, 2006. We do not believe that the bank facility requirements will have any impact on our ability to use the credit facility in the future.

OTHER

In addition to the above facilities, our broker-dealer subsidiary may utilize available, uncommitted lines of credit with no annual facility fees, which approximate $100 million, to satisfy periodic, short-term liquidity needs. As of March 31, 2006 and December 31, 2005, no borrowings were outstanding on these uncommitted lines of credit.

EQUITY AND DIVIDENDS

As part of the NWQ acquisition, key individuals of NWQ purchased a non-controlling, member interest in NWQ Investment Management Company, LLC. The non-controlling interest of $0.3 million as of March 31, 2006, and $0.7 million as of March 31, 2005, is reflected in minority interest on the consolidated balance sheets. This purchase allows management to participate in NWQ's profits above specified levels beginning January 1, 2003. During the first quarter of 2006 and 2005, we recorded approximately $0.9 million and $1.4 million, respectively, of minority interest expense, which reflects the portion of profits applicable to the minority owners. Beginning in 2004 and continuing through 2008, the Company has the right to purchase the non-controlling members' respective interests in NWQ at fair value. On February 13, 2004, the Company exercised its right to call 100% of the Class 2 minority members' interests for $15.4 million. Of the total amount paid, approximately $12.9 million was recorded as goodwill. On February 15, 2005, the Company exercised its right to call 100% of the Class 3 NWQ minority members' interests for $22.8 million. Of the total amount paid, approximately $22.5 million was recorded as goodwill. On February 15, 2006, the Company exercised its right to call 25% of the Class 4 NWQ minority members' interests for $22.6 million. Of the total amount paid on March 1, 2006, approximately $22.5 million was recorded as goodwill.

In the first quarter of 2006 in connection with the establishment of the Tradewinds NWQ Global Investors platform, a new equity opportunity was put in place. The Company established two separate programs, one covering Tradewinds and the other covering the traditional NWQ business. These programs allow key individuals of these businesses to participate in the growth of either Tradewinds or NWQ over the next five years. Four classes of units were established at each of Tradewinds and NWQ, (collectively referred to as "Units"). One of the classes of Units at each of NWQ and Tradewinds vests on June 30 of each of 2007, 2008, 2009 and 2010. During the first quarter of 2006, we recorded approximately $0.2 million of minority interest expense, which reflects the portion of profits applicable to minority owners. The Units entitle the holders to receive a distribution of the cash flow from either Tradewinds' or NWQ's business to the extent such cash flow exceeds certain thresholds. The distribution thresholds vary from year to year, reflecting Tradewinds' or NWQ's achievement of certain profit levels. The profits interest distributions are also subject to a cap in each year. Beginning in 2008 and continuing through 2011, the Company has the right to acquire the Units of the non-controlling members.

As part of the Santa Barbara acquisition, an equity opportunity was put in place to allow key individuals of SBAM to participate in Santa Barbara's earnings growth over the next five years. Four classes of units were issued (collectively referred to as "SB Units"). The first class of SB Units was fully vested upon issuance. The second class shall vest one third on June 30, 2007, one third on June 30, 2008, and one third on June 30, 2009. One third of the third class of SB Units vested upon issuance, one third will vest on June 30, 2007, and one third will vest on June 30, 2009. The final class shall vest on June 30, 2009. During the first quarter of 2006, we recorded approximately $0.4 million of minority interest expense, which reflects the portion of profits applicable to the minority owners. The Units entitle the holders to receive a distribution of the cash flow from Santa Barbara's business to the extent such cash flow exceeds certain thresholds. The distribution thresholds vary from year to year, reflecting Santa Barbara achieving certain profit levels. The profits interest distributions are also subject to a cap in each year. Beginning in 2008 and continuing through 2012, the Company has the right to acquire the Units of the non-controlling members.

At March 31, 2006, we held in treasury 41,715,656 shares of Nuveen Investments common stock. During the first quarter of 2006, the Company repurchased 80,870 shares of common stock in open market transactions as part of an on-going repurchase program. As part of that share repurchase program approved on August 9, 2002, we are authorized to purchase up to 7.0 million shares of common stock. As of March 31, 2006, the remaining authorization covered 1.4 million shares.

During the first quarter of 2006, we paid out dividends on common shares totaling approximately $16.5 million.

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

Risks, uncertainties and other factors that pertain to our business and the effects of which may cause our assets under management, earnings, revenues, profit margins, and/or our stock price to decline include: (1) the effects of the substantial competition that we, like all market participants, face in the investment management business; (2) our inability to access third-party distribution channels to market our products; (3) the adverse effects of declines in securities markets and/or poor investment performance by our managers on our assets under management and future offerings; (4) a decline in the market for closed-end funds, mutual funds and managed accounts; (5) the adverse effect of increases in interest rates from their present levels on the net asset value of our assets under management that are invested in fixed-income securities; (6) our failure to comply with contractual requirements and/or guidelines in our client relationships; (7) our failure to comply with various government regulations, including federal and state securities laws, and the rules of the National Association of Securities Dealers; (8) our reliance on revenues from investment management contracts that are subject to annual renewal by the independent board of trustees overseeing the related funds according to their terms; (9) the loss of key employees that could lead to the loss of assets; (10) burdensome regulatory developments; (11) the impact of accounting pronouncements; (12) the effect of increased leverage on us as a result of our incurrence of additional indebtedness as a result of our share repurchase from STA; (13) unforeseen developments in litigation involving the securities industry or the Company; and (14) other risks described from time to time in our SEC filings.

                          PART I. FINANCIAL INFORMATION
       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                                 MARCH 31, 2006

MARKET RISK

The following information, and information included elsewhere in this report, describes the key aspects of certain financial instruments that have market risk.

INTEREST RATE SENSITIVITY

As of March 31, 2006, we had $150 million outstanding under our senior revolving credit facility. The rate of interest payable under the agreement is, at the Company's option, a function of either one of various floating rate indices or the Federal Funds rate. We estimate that a 100 basis point increase (1 percentage point) in interest rates from the level at March 31, 2006, would result in a $1.5 million increase in annual interest expense; however, it would have no impact on the fair value of the debt at March 31, 2006. In addition to the $150 million of debt outstanding under our revolving credit facility at December 31, 2005, we also had $550 million of senior unsecured notes, including $250 million of 5-year notes and $300 million of 10-year notes. The five-year notes bear interest at an annual fixed rate of 5.0% payable semi-annually, beginning March 15, 2006. The 10-year senior notes bear interest at an annual fixed rate of 5.5% payable semi-annually, also beginning March 15, 2006. A change in interest rates would have had no impact on interest incurred on our fixed rate debt or cash flow, but would have had an impact on the fair value of the debt. We estimate that a 100 basis point increase in interest rates from the levels at March 31, 2006, would have resulted in a net decrease in the fair value of our debt of approximately $29.2 million at March 31, 2006.

As of March 31, 2005, all of our long-term debt was at a fixed interest rate. A change in interest rates would have had no impact on interest incurred on our fixed debt or cash flow, but would have had an impact on the fair value of the debt. We estimate that a 100 basis point increase in interest rates from the levels at March 31, 2005, would have resulted in a net decrease in the fair value of our debt of approximately $9 million at March 31, 2005.

Our investments consist primarily of Company-sponsored managed investment funds that invest in a variety of asset classes. Additionally, the Company periodically invests in new advisory accounts to establish a performance history prior to a potential product launch. Company-sponsored funds and accounts are carried on our consolidated financial statements at fair market value and are subject to the investment performance of the underlying sponsored fund or account. Any unrealized gain or loss is recognized upon the sale of the investment. The carrying value of the Company's investments in fixed-income funds or accounts, which expose us to interest rate risk, was approximately $49 million and $45 million at March 31, 2006 and 2005, respectively. We estimate that a 100 basis point increase in interest rates from the levels at March 31, 2006, would result in a net decrease of approximately $1.8 million in the fair value of the fixed income investments at March 31, 2006. We estimate that a 100 basis point increase in interest rates from the levels at March 31, 2005, would have resulted in a net decrease of approximately $2 million in the fair value of the fixed-income investments at March 31, 2005.

Also included in investments at March 31, 2006 are certain swap agreements and futures contracts that are sensitive to changes in interest rates. The futures contracts and swap agreements are being used to mitigate overall market risk related to our investments in recently created product portfolios that are not yet marketed. The fair value of these instruments totaled approximately $0.2 million and $0.5 million at

March 31, 2006 and 2005, respectively. We estimate that a 100 basis point increase in interest rates from the levels at March 31, 2006, would have resulted in a net increase in the fair market value of the open derivatives of $1.6 million. We estimate that a 100 basis point increase in interest rates from the levels at March 31, 2005, would have resulted in a net increase in the fair market value of the open derivatives of $2 million. See Note 6 "Derivative Financial Instruments" to our Consolidated Financial Statements for more information.

EQUITY MARKET SENSITIVITY

As discussed above in the interest rate sensitivity section, we invest in certain Company-sponsored managed investment funds and accounts that invest in a variety of asset classes. The carrying value of the Company's investments in funds and accounts subject to equity price risk is approximately $49 million and $45 million, at March 31, 2006 and 2005, respectively. As of March 31, 2006 and 2005, we estimate that a 10% adverse change in equity prices would have resulted in decreases of approximately $5 million, in the fair value of our equity securities. The model to determine sensitivity assumes a corresponding shift in all equity prices.

An adverse movement in the equity prices of our holdings in privately held companies cannot be easily quantified as our ability to realize returns on investment depends on the investees' ability to raise additional capital and/or derive cash inflows from continuing operations.

                         ITEM 4. CONTROLS AND PROCEDURES

Effective as of March 31, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chairman and Chief Executive Officer, President, and Senior Vice President, Finance, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, the Company's Chairman and Chief Executive Officer, President, and Senior Vice President, Finance concluded that the Company's disclosure controls and procedures are effective and no changes are required at this time. In connection with management's evaluation, pursuant to the Exchange Act Rule 13a-15(d), no changes during the quarter ended March 31, 2006 were identified that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

     There have been no material changes from the risk factors as previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS


                                                     ISSUER PURCHASES OF EQUITY SECURITIES
                                                 -----------------------------------------------
                                                                          (c) Total   (d) Maximum
                                                                             Number     Number
                                                                           of Shares   of Shares
                                                                           Purchased   that May
                                                 (a) Total                 as Part of   Yet Be
                                                   Number   (b) Average    a Publicly  Purchased
                                                 of Shares   Price Paid    Announced   Under the
Period                                           Purchased   per Share      Program     Program
------                                           ---------   ----------    ----------  ---------
Share purchases prior to January 1, 2006 under
  current repurchase program:                    5,473,400     $28.69      5,473,400   1,526,600
January 1, 2006 - January 31, 2006                     --          --             --
February 1, 2006 - February 28, 2006                25,370      45.02         25,370   1,501,230
March 1, 2006 - March 31, 2006                      55,500      46.55         55,500   1,445,730
                                                 ---------     ------      ---------   ---------
   Total                                         5,554,270     $28.94      5,554,270   1,445,730
                                                 ---------     ------      ---------   ---------

     As part of a share repurchase program approved and publicly announced on August 9, 2002, we are authorized to purchase up to 7.0 million shares of Class A common stock. As of March 31, 2006, there are approximately 1.4 million shares that may yet be purchased under the share repurchase program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     On January 20, 2006, the Company filed a Current Report on Form 8-K (the "Original Report") disclosing that the Company had, among other things, granted options to its executive officers pursuant to a Form of Non-Qualified Stock Option Agreement. The Original Report had disclosed that the Form of the Non-Qualified Stock Option Agreement contains non-compete, non-disclosure and non-solicitation restrictions on the optionee, breaches of which would cause forfeiture of the options. On April 5, 2006, the Company corrected Annex A to the Form of Non-Qualified Stock Option Agreement to reflect the intended restricted period during which recipients may forfeit their vested options if they compete with the Company. The other terms of the agreement have not been materially revised. The foregoing summary of the Form of Non-Qualified Stock Option Agreement is qualified in its entirety to the terms of such contract, a copy of which, as revised, is attached hereto as Exhibit 10.3 and incorporated herein as reference.

ITEM 6. EXHIBITS

a.) Exhibits. Certain of the following exhibits were previously filed as exhibits to registration statements or reports filed by the Company with the Commission and are incorporated herein by reference to such statements or reports and made a part hereof. Exhibit numbers which are identified with an asterisk (*) have such documents filed herewith. See exhibit index on page E-1.

   +10.1          Amendment and Award Agreement effective as of December 30,
                  2005 between Nuveen Investments, Inc. and Timothy R.
                  Schwertfeger, incorporated by reference herein to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January
                  10, 2006.

   +10.2 Form of Restricted Stock Award Agreement with executive officers regarding the Nuveen Investments, Inc. 2005 Equity
                  Incentive Plan, incorporated by reference herein to Exhibit
                  10.1 to the Company's Current Report on Form 8-K filed on
                  January 20, 2006.

   +10.3* Form of Non-Qualified Stock Option Agreement with executive officers regarding the Nuveen Investments, Inc. 2005 Equity
                  Incentive Plan.

   +10.4          Employment Terms dated as of January 13, 2006 regarding Alan
                  Brown, incorporated by reference herein to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on January 20,
                  2006.

   +10.5 Restricted Stock Award Agreement dated as of January 13, 2006 by and between Nuveen Investments, Inc. and Alan Brown, incorporated by reference to the Company's Current Report on Form 8-K filed on January 20, 2006.

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

                                      NUVEEN INVESTMENTS, INC.
                                      (Registrant)


DATE: May 9, 2006                         /s/ John P. Amboian
                                         ---------------------------------------
                                         John P. Amboian
                                         President


DATE: May 9, 2006                         /s/ Margaret E. Wilson
                                         ---------------------------------------
                                         Margaret E. Wilson
                                         Senior Vice President, Finance
                                         (Principal Financial and Accounting
                                         Officer)

EXHIBIT INDEX

EXHIBIT NO.                         DESCRIPTION
-----------                         -----------
   +10.1          Amendment and Award Agreement effective as of December 30,
                  2005 between Nuveen Investments, Inc. and Timothy R.
                  Schwertfeger, incorporated by reference herein to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January
                  10, 2006.

   +10.2 Form of Restricted Stock Award Agreement with executive officers regarding the Nuveen Investments, Inc. 2005 Equity
                  Incentive Plan, incorporated by reference herein to Exhibit
                  10.1 to the Company's Current Report on Form 8-K filed on
                  January 20, 2006.

   +10.3* Form of Non-Qualified Stock Option Agreement with executive officers regarding the Nuveen Investments, Inc. 2005 Equity
                  Incentive Plan.

   +10.4          Employment Terms dated as of January 13, 2006 regarding Alan
                  Brown, incorporated by reference herein to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on January 20,
                  2006.

   +10.5 Restricted Stock Award Agreement dated as of January 13, 2006 by and between Nuveen Investments, Inc. and Alan Brown, incorporated by reference to the Company's Current Report on Form 8-K filed on January 20, 2006.

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

----------
*    filed herewith

+    Management contracts and compensatory plans and arrangements