Form 10-Q
period 2006-06-30
NUVEEN INVESTMENTS INC
filed 2006-08-08
CIK 885708

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ______ to _______

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

Large accelerated filer  X  Accelerated filer     Non-accelerated filer
                        ---                   ---                       ---

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act.) Yes       No   X
                                                -----    -----

     At August 4, 2006, there were 78,636,250 shares of the Company's Class A Common Stock outstanding, $0.01 par value.

                            NUVEEN INVESTMENTS, INC.

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
PART I. FINANCIAL INFORMATION

   ITEM 1. FINANCIAL STATEMENTS

      Consolidated Balance Sheets (Unaudited),
         June 30, 2006 and December 31, 2005                                3

      Consolidated Statements of Income (Unaudited),
         Three Months Ended June 30, 2006 and 2005
         Six Months Ended June 30, 2006 and 2005                            4

      Consolidated Statement of Changes in Common Stockholders'
         Equity (Unaudited), Six Months Ended June 30, 2006                 5

      Consolidated Statements of Cash Flows (Unaudited),
         Six Months Ended June 30, 2006 and 2005                            6

      Notes to Consolidated Financial Statements
         (Unaudited)                                                        7

   ITEM 2. Management's Discussion and Analysis of
      Financial Condition and Results of Operations                        16

   ITEM 3. Quantitative and Qualitative Disclosures About Market Risk      29

   ITEM 4. Controls and Procedures                                         30

PART II. OTHER INFORMATION

   Item 1 through Item 6                                                   31

   Signatures                                                              34

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                            NUVEEN INVESTMENTS, INC.

                           CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 JUNE 30,    DECEMBER 31,
                                                                   2006          2005
                                                               -----------   ------------
ASSETS
   Cash and cash equivalents                                   $   121,779   $   128,933
   Management and distribution fees receivable                      65,844        61,932
   Other receivables                                                29,856        22,387
   Furniture, equipment, and leasehold improvements, at cost
      less accumulated depreciation and amortization
      of $63,400 and $58,950, respectively                          30,910        31,926
   Investments                                                     100,099       121,273
   Goodwill                                                        634,270       625,267
   Other intangible assets, at cost less accumulated
      amortization of $25,256 and $20,785, respectively             71,336        62,307
   Current taxes receivable                                          4,186         4,377
   Other assets                                                     22,801        18,815
                                                               -----------   -----------
                                                               $ 1,081,081   $ 1,077,217
                                                               ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
   Short-Term Obligations:
      Notes payable                                            $   100,000   $   150,000
      Accounts payable                                              13,928        15,990
      Accrued compensation and other expenses                       57,220        86,644
      Other short-term liabilities                                  25,476        12,930
                                                               -----------   -----------
         Total Short-Term Obligations                              196,624       265,564
                                                               -----------   -----------
   Long-Term Obligations:
      Senior term notes                                        $   544,164   $   543,733
      Deferred compensation                                         40,061        36,585
      Deferred income tax liability, net                            29,291        26,319
      Other long-term liabilities                                   24,741        23,186
                                                               -----------   -----------
         Total Long-Term Obligations                               638,257       629,823
                                                               -----------   -----------
      Total liabilities                                            834,881       895,387

Minority interest                                                   28,064        25,007

Common stockholders' equity:
   Class A Common stock, $0.01 par value; 160,000,000 shares
      authorized; 120,911,480 shares issued at June 30, 2006
      and December 31, 2005                                          1,209         1,209
   Additional paid-in capital                                      257,641       246,565
   Retained earnings                                             1,032,629       965,058
   Unamortized cost of restricted stock awards                     (28,860)      (18,337)
   Accumulated other comprehensive income/(loss)                       (39)          864
                                                               -----------   -----------
                                                                 1,262,580     1,195,359
   Less common stock held in treasury, at cost (42,529,001
      and 43,196,377 shares, respectively)                      (1,044,444)   (1,038,536)
                                                               -----------   -----------
         Total common stockholders' equity                         218,136       156,823
                                                               -----------   -----------
                                                               $ 1,081,081   $ 1,077,217
                                                               ===========   ===========

See accompanying notes to consolidated financial statements.

                            NUVEEN INVESTMENTS, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                                    UNAUDITED
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                 JUNE 30,             JUNE 30,
                                                           -------------------   -------------------
                                                             2006       2005       2006       2005
                                                           --------   --------   --------   --------
Operating revenues:
   Investment advisory fees from assets under management   $169,140   $135,363   $325,471   $266,572
   Product distribution                                         733      2,440      1,970      5,243
   Performance fees / other revenue                           2,302      1,088      4,880      1,944
                                                           --------   --------   --------   --------
      Total operating revenues                              172,175    138,891    332,321    273,759

Operating expenses:
   Compensation and benefits                                 59,646     44,034    113,467     87,071
   Advertising and promotional costs                          2,676      3,070      5,346      5,739
   Occupancy and equipment costs                              5,975      5,181     11,906     10,581
   Amortization of intangible assets                          2,798      1,273      4,471      2,546
   Travel and entertainment                                   2,677      2,095      4,786      3,780
   Outside and professional services                          7,543      6,477     14,687     12,306
   Minority interest expense                                  1,607      1,406      3,087      2,813
   Other operating expenses                                   9,082      7,489     14,840     12,034
                                                           --------   --------   --------   --------
      Total operating expenses                               92,004     71,025    172,590    136,870
Other income/(expense)                                        3,286      2,826      5,614      4,685
                                                           --------   --------   --------   --------
Net interest expense                                         (7,389)    (4,418)   (15,735)    (5,407)
                                                           --------   --------   --------   --------
Income before taxes                                          76,068     66,274    149,610    136,167
Income taxes                                                 29,666     25,317     58,348     52,016
                                                           --------   --------   --------   --------
Net income                                                 $ 46,402   $ 40,957   $ 91,262   $ 84,151
                                                           ========   ========   ========   ========

Average common and common equivalent shares outstanding:
   Basic                                                     78,028     78,238     77,916     85,955
                                                           ========   ========   ========   ========
   Diluted                                                   83,069     82,580     83,043     90,704
                                                           ========   ========   ========   ========
Earnings per common share:
   Basic                                                   $   0.59   $   0.52   $   1.17   $   0.98
                                                           ========   ========   ========   ========
   Diluted                                                 $   0.56   $   0.50   $   1.10   $   0.93
                                                           ========   ========   ========   ========

See accompanying notes to consolidated financial statements.

                            NUVEEN INVESTMENTS, INC.
        CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY
                                    UNAUDITED
                                 (IN THOUSANDS)

                                                                                UNAMORTIZED   ACCUMULATED
                                             CLASS A   ADDITIONAL                 COST OF        OTHER
                                             COMMON     PAID-IN     RETAINED    RESTRICTED   COMPREHENSIVE    TREASURY
                                              STOCK      CAPITAL    EARNINGS   STOCK AWARDS  INCOME/(LOSS)     STOCK       TOTAL
                                            ---------  ----------  ----------  ------------  -------------  -----------  --------
Balance at December 31, 2005                  $1,209    $246,565   $  965,058    $(18,337)       $ 864      $(1,038,536) $156,823
   Net income                                                          91,262                                              91,262
   Cash dividends paid                                                (35,412)                                            (35,412)
   Purchase of treasury stock                                                                                   (48,328)  (48,328)
   Compensation expense on options                         6,534                                                            6,534
   Exercise of stock options                              (5,798)       4,633                                    34,610    33,445
   Grant of restricted stock                                            7,088     (15,387)                        8,299        --
   Forfeit of restricted stock                                                        489                          (489)       --
   Amortization of restricted stock awards                                          4,375                                   4,375
   Tax effect of stock options
      exercised and restricted stock                      10,340                                                           10,340
   Other comprehensive income/(loss)                                                              (903)                      (903)
                                              ------    --------   ----------    --------        -----      -----------  --------
Balance at June 30, 2006                      $1,209    $257,641   $1,032,629    $(28,860)       $ (39)     $(1,044,444) $218,136
                                              ======    ========   ==========    ========        =====      ===========  ========

                                                                      SIX MONTHS
                                                                    ENDING 6/30/06
                                                                    --------------
Comprehensive Income (in 000s):
Net income ......................................................      $91,262
Other comprehensive income:
   Unrealized gains/(losses) on marketable equity securities,
      net of tax ................................................          414
   Reclassification adjustments for realized gains/(losses) .....         (657)
   Amortization of terminated cash flow hedge ...................         (119)
   Deferred tax impact of terminated cash flow hedge ............         (550)
   Foreign currency translation adjustment ......................            9
                                                                       -------
      Subtotal: other comprehensive income/(loss) ...............         (903)
                                                                       -------
         Comprehensive Income ...................................      $90,359
                                                                       =======

                                                           SIX MONTHS
                                                         ENDING 6/30/06
                                                         --------------
Change in Shares Outstanding (in 000s):
Shares outstanding at the beginning of the year ......       77,715
Shares issued under equity incentive plans ...........        1,782
Shares acquired ......................................       (1,102)
Forfeit of restricted stock ..........................          (13)
                                                             ------
Shares outstanding at June 30, 2006 ..................       78,382
                                                             ======

See accompanying notes to consolidated financial statements.

                            NUVEEN INVESTMENTS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                 (IN THOUSANDS)

                                                       SIX MONTHS ENDED JUNE 30,
                                                       -------------------------
                                                           2006        2005
                                                         --------   ---------
Cash flows from operating activities:
   Net income                                            $ 91,262   $   84,151
   Adjustments to reconcile net income to net cash
      provided from operating activities:
      Deferred income taxes                                 2,578       2,474
      Depreciation of office property and equipment         4,666       4,157
      Loss on sale of fixed assets                            171         417
      Amortization of intangible assets                     4,471       2,546
      Amortization of debt related costs, net                 262      (3,906)
      Compensation expense for equity plans                16,374      10,039
   Net (increase) decrease in assets:
      Management and distribution fees receivable          (3,912)        446
      Other receivables                                     8,855      (5,561)
      Other assets                                         (3,986)     (4,344)
   Net increase (decrease) in liabilities:
      Accrued compensation and other expenses             (29,398)    (29,392)
      Deferred compensation                                 3,477       1,232
      Accounts payable                                     (2,062)      1,400
      Current taxes payable                                   191      (5,091)
      Other liabilities                                    (5,961)      6,718
   Other                                                   (2,961)     (2,990)
                                                         --------   ---------
         Net cash provided from operating activities       84,027      62,296
                                                         --------   ---------
Cash flows from financing activities:
   Forward purchase                                            --     400,000
   Repayment of notes payable                             (50,000)   (300,000)
   Loans payable                                               --     362,000
   Dividends paid                                         (35,412)    (30,535)
   Proceeds from stock options exercised                   33,445      17,931
   Acquisition of treasury stock                          (48,328)   (603,652)
   Net deferred debt issuance related items                    50          --
   Tax effect of options and restricted stock              10,341       5,717
                                                         --------   ---------
         Net cash used for financing activities           (89,904)   (148,539)
                                                         --------   ---------
Cash flows from investing activities:
   Purchase of office property and equipment               (3,826)     (7,943)
   Proceeds from sales of investment securities            41,381      28,025
   Purchases of investment securities                     (16,651)     (5,614)
   Repurchase of NWQ minority members' interests          (22,503)    (24,675)
   Net change in consolidated mutual funds                    377      (6,261)
   Other                                                      (64)        (34)
                                                         --------   ---------
         Net cash used for investing activities            (1,286)    (16,502)
                                                         --------   ---------
Effect of exchange rate changes on cash and cash
   equivalents                                                  9          (2)

Decrease in cash and cash equivalents                      (7,154)   (102,747)
Cash and cash equivalents:
   Beginning of year                                      128,933     209,360
                                                         --------   ---------
   End of period                                         $121,779   $ 106,613
                                                         --------   ---------
Supplemental Information:
   Taxes paid                                            $ 47,124   $  48,927
   Interest paid                                         $ 19,215   $  10,891

See accompanying notes to consolidated financial statements.

                            NUVEEN INVESTMENTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2006

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

NOTE 2 EARNINGS PER COMMON SHARE

The following table sets forth a reconciliation of net income and the weighted average common shares used in the basic and diluted earnings per share computations for the three-month and six-month periods ended June 30, 2006 and 2005.

                                                For the three months ended
                               -----------------------------------------------------------
                                       June 30, 2006                  June 30, 2005
                               ----------------------------   ----------------------------
In thousands,                    Net              Per-share     Net              Per-share
except per share data           income   Shares     amount     income   Shares     amount
---------------------          -------   ------   ---------   -------   ------   ---------
Basic EPS                      $46,402   78,028     $0.59     $40,957   78,238     $0.52
   Dilutive effect of:
      Stock awards                  --      513                    --      464
      Employee stock options        --    4,528                    --    3,878
                               -------   ------               -------   ------
Diluted EPS                    $46,402   83,069     $0.56     $40,957   82,580     $0.50

                                                 For the six months ended
                               -----------------------------------------------------------
                                       June 30, 2006                  June 30, 2005
                               ----------------------------   ----------------------------
In thousands,                    Net              Per-share     Net              Per-share
except per share data           income   Shares     amount     income   Shares     amount
---------------------          -------   ------   ---------   -------   ------   ---------
Basic EPS                      $91,262   77,916     $1.17     $84,151   85,955     $0.98
   Dilutive effect of:
      Stock awards                  --      472                    --      462
      Employee stock options        --    4,655                    --    4,287
                               -------   ------               -------   ------
Diluted EPS                    $91,262   83,043     $1.10     $84,151   90,704     $0.93

Options to purchase 46,860 and 2,536,483 shares of the Company's common stock were outstanding as of June 30, 2006 and 2005, respectively, but were not included in the computation of diluted earnings per share because their inclusion would have been antidilutive since the options' weighted average exercise price of $46.39 and $37.97 per share, respectively, was greater than the average market price of the Company's common shares during the applicable period.

NOTE 3 NET CAPITAL REQUIREMENT

Nuveen Investments, LLC, the Company's wholly-owned broker/dealer subsidiary, is subject to SEC Rule 15c3-1, the "Uniform Net Capital Rule," which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, as these terms are defined in the Rule, shall not exceed 15 to 1. At June 30, 2006, Nuveen Investments, LLC's net capital ratio was 2.81 to 1 and its net capital was approximately $12.2 million which was $9.9 million in excess of the required net capital of $2.3 million.

NOTE 4 GOODWILL AND INTANGIBLE ASSETS

The following table presents a reconciliation of activity in the balance of goodwill from December 31, 2005 to June 30, 2006 presented on our consolidated balance sheets (in thousands):

Balance at December 31, 2005              $625,267
   Repurchase of NWQ minority interests     22,500
   Revised intangible asset valuation      (13,497)
                                          --------
Balance at June 30, 2006                  $634,270
                                          ========

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

Although the Company has engaged external valuation experts to determine the appropriate purchase price allocation for the Santa Barbara Asset Management ("SBAM") acquisition completed in October 2005, a final valuation is not yet complete. The purchase price allocation presented within this 10-Q filing, although updated, is still preliminary. Generally accepted accounting principles allow for purchase price adjustments for one year from the time of an acquisition. Our preliminary estimate indicates that approximately $27.9 million of the purchase price in excess of the net book value of assets acquired is assignable to intangible assets, of which $26.2 million relates to customer relationships and $1.7 million to the SBAM Trademark / Tradename.

SFAS No. 142, "Goodwill and Other Intangible Assets," requires an annual goodwill impairment test. The results of our last annual test indicated that, as of May 31, 2006, there was no indication of potential impairment of goodwill.

The following table presents gross carrying amounts and accumulated amortization amounts for intangible assets presented on our consolidated balance sheets at June 30, 2006 and December 31, 2005 (in thousands):

                                       At June 30, 2006        At December 31, 2005
                                   -----------------------   -----------------------
                                     Gross                     Gross
                                   Carrying    Accumulated   Carrying    Accumulated
Amortizable Intangible Assets       Amount    Amortization    Amount    Amortization
-----------------------------      --------   ------------   --------   ------------
Symphony-
   Customer relationships           $43,800      $11,002      $43,800      $ 9,891
   Internally developed software      1,622        1,594        1,622        1,432
   Favorable lease                      369          369          369          369
NWQ customer contracts               22,900        9,966       22,900        8,693
SBAM - estimated intangibles:
   Customer relationships            26,200        2,183       14,400          400
   Trademark / Tradename              1,700          141           --           --
                                    -------      -------      -------      -------
      Total                         $96,591      $25,255      $83,091      $20,785
                                    =======      =======      =======      =======

The projected amortization for the next five years is approximately $4.0 million for the remaining six months of 2006, and annual amortization of $7.9 million for each of 2007, 2008, 2009, and 2010.

NOTE 5 DEBT

At June 30, 2006 and December 31, 2005, debt on the accompanying consolidated balance sheets was comprised of the following (in thousands):

                                              JUNE 30, 2006   DECEMBER 31, 2005
                                              -------------   -----------------
Short-Term Obligations:
Notes payable                                    $100,000         $150,000
                                                 --------         --------
Long-Term Obligations:
Senior Term Notes:
   Senior term notes - 5 Year                    $250,000         $250,000
   Net unamortized discount - 5 year notes           (592)            (654)
   Senior term notes - 10 Year                    300,000          300,000
   Net unamortized discount - 10 year notes        (1,414)          (1,473)
   Net unamortized debt issuance costs             (3,830)          (4,140)
                                                 --------         --------
      subtotal                                   $544,164         $543,733
                                                 --------         --------
         Total                                   $644,164         $693,733
                                                 ========         ========

SENIOR TERM NOTES

On September 12, 2005, Nuveen Investments issued $550 million of senior unsecured notes, comprised of $250 million of 5-year senior term notes and $300 million of 10-year senior term notes. The Company received approximately $544 million in net proceeds after discounts and other debt issuance costs. The five-year senior term notes bear interest at an annual fixed rate of 5.0% payable semi-annually beginning March 15, 2006. The 10-year senior term notes bear interest at an annual fixed rate of 5.5% payable semi-annually also beginning March 15, 2006. The net proceeds from the notes were used to repay a portion of the outstanding debt under the Company's then outstanding $750 million bridge credit agreement. The costs related to the issuance of the senior term notes are being capitalized and amortized to expense over their term. At June 30, 2006, the fair value of the five-year and ten-year senior term notes was approximately $239.7 million and $289.1 million, respectively.

SENIOR REVOLVING CREDIT FACILITY

In addition to the senior term notes, the Company has a $400 million senior revolving credit facility that expires on September 15, 2010. As of December 31, 2005, the Company borrowed $150 million of the total amount available under the senior revolving credit facility. The proceeds under this borrowing were used to repay the remaining amount due under the then outstanding bridge credit agreement. During the second quarter of 2006, the Company repaid $50 million of the amount borrowed under this senior revolving credit facility. The rate of interest payable under the agreement is, at the Company's option, a function of either one of various floating rate indices or the Federal Funds rate. For the six months ended June 30, 2006, the weighted average interest rate was 5.22%. The agreement requires the Company to pay a facility fee at an annual rate of a range of 0.08% to 0.15% that is dependent on our debt rating. Proceeds from borrowings under this facility may be used for fulfilling day-to-day cash requirements and general corporate purposes, including acquisitions, share repurchases and asset purchases.

OTHER

Our broker-dealer subsidiary occasionally utilizes available, uncommitted lines of credit, which approximate $100 million, with no annual facility fees to satisfy periodic, short-term liquidity needs. At June 30, 2006 and December 31, 2005, no borrowings were outstanding on these uncommitted lines of credit.

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

In anticipation of the issuance of the senior term notes (refer to Note 5, "Debt"), the Company entered into a series of treasury rate lock transactions with an aggregate notional amount of $550 million. These treasury rate locks were accounted for as cash-flow hedges, as they hedged against the variability in future projected interest payments on the forecasted issuance of fixed rate debt (the longer-term senior term notes that replaced the bridge credit agreement) attributable to changes in interest rates. The prevailing treasury rates had increased by the time of the issuance of the senior term notes and the locks were settled for a net payment to the Company of approximately $1.6 million. The Company has recorded this gain in "Accumulated Other Comprehensive Income/(Loss)" on the accompanying consolidated balance sheets as of June 30, 2006 and December 31, 2005, as the treasury rate locks were considered highly effective for accounting purposes in mitigating the interest rate risk on the forecasted debt issuance. The $1.6 million is being reclassified into current earnings commensurate with the recognition of interest expense on the 5-year and 10-year term debt. At June 30, 2006, the unamortized gain on the treasury rate lock transactions was approximately $1.4 million. For the remaining six months of 2006, the Company expects to reclassify approximately $0.1 million of the gain on the treasury rate lock transactions as an offset to interest expense.

Also included in the accompanying consolidated balance sheets as of June 30, 2006 and December 31, 2005 are certain swap agreements and futures contracts that have not been designated as hedging instruments. The swap agreements and futures contracts are being used to mitigate overall market risk of certain recently created product portfolios that are not yet being marketed. At June 30, 2006, the net fair value of these open non-hedging derivatives was a net liability of approximately $0.1 million and is reflected as approximately $0.1 million in "Other Assets" and $0.2 million in "Other Short-Term Liabilities" on the accompanying consolidated balance sheet. At December 31, 2005, the net fair value of these open non-hedging derivatives was approximately $0.3 million and is reflected in "Other Short-Term Liabilities" on the accompanying consolidated balance sheet. For the three and six months ended June 30, 2006, the net fair value adjustment resulted in a gain of approximately $0.4 million and $0.5 million, respectively, of which approximately $0.3 million and $0.4 million was realized during the three months and six months ended June 30, 2006, respectively, with the remainder in unrealized gains/losses, both reflected in "Other Income/(Expense)" in the accompanying consolidated statements of income for the three and six months ended June 30, 2006. For the three and six months ended June 30, 2005, the net fair value adjustment resulted in a loss of approximately $1.5 million and $1.0 million, respectively, of which approximately $0.1 million was realized for the three months ended June 30, 2005. There was no realized gain or loss for the six months ended June 30, 2005.

NOTE 7 RETIREMENT PLANS

On December 23, 2003, the FASB released a revised version of SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The revised version of SFAS No. 132 includes new interim disclosure requirements regarding components of net periodic benefit cost as well as estimated contributions. The following table presents the components of the net periodic retirement plans' benefit costs for the three and six months ended June 30, 2006 and 2005, respectively:

                                          Three Months             Three Months
                                       Ended June 30, 2006      Ended June 30, 2005
                                     ----------------------   ----------------------
                                       Total        Post-       Total        Post-
                                      Pension    Retirement    Pension    Retirement
                                     ---------   ----------   ---------   ----------
Service Cost                         $ 436,250    $ 60,000    $ 392,750    $ 63,000
Interest Cost                          522,250     135,250      450,500     128,250
Expected Return on Assets             (561,750)         --     (541,000)         --
Amortization of:
   Unrecognized Prior Service Cost          --     (66,250)          --     (66,250)
   Unrecognized (Gain)/Loss            106,250      22,000       31,500      14,750
                                     ---------    --------    ---------    --------
Total Net Periodic Retirement
   Plans' Benefit Cost               $ 503,000    $151,000    $ 333,750    $139,750
                                     =========    ========    =========    ========

                                            Six Months                 Six Months
                                        Ended June 30, 2006        Ended June 30, 2005
                                     ------------------------   ------------------------
                                        Total         Post-        Total         Post-
                                       Pension     Retirement     Pension     Retirement
                                     -----------   ----------   -----------   ----------
Service Cost                         $   872,500    $ 120,000   $   785,500   $ 126,000
Interest Cost                          1,044,500      270,500       901,000     256,500
Expected Return on Assets             (1,123,500)          --    (1,082,000)         --
Amortization of:
   Unrecognized Prior Service Cost            --     (132,500)           --    (132,500)
   Unrecognized (Gain)/Loss              212,500       44,000        63,000      29,500
                                     -----------    ---------   -----------   ---------
Total Net Periodic Retirement
   Plans' Benefit Cost               $ 1,006,000    $ 302,000   $   667,500   $ 279,500
                                     ===========    =========   ===========   =========

During 2006, the Company expects to contribute approximately $0.1 million to its excess pension plan and approximately $0.5 million for benefit payments to its post-retirement benefit plan. For the first six months of 2006, the Company has paid out approximately $0.3 million in post-retirement benefits.

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

The Company currently maintains two stock-based compensation plans: the Second Amended and Restated Nuveen 1996 Equity Incentive Award Plan (the "1996 Plan") and the 2005 Equity Incentive Plan (the "2005 Plan"). Under the 1996 Plan, the Company had reserved an aggregate of 30,900,000 shares of Class A common stock for awards. Under the 2005 Plan, the Company has reserved an aggregate of 7,000,000 shares of Class A common stock for awards. Awards under these plans may be made in the form of stock options, restricted stock, or any combination thereof.

STOCK OPTIONS

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

Options awarded pursuant to the 1996 Plan and the 2005 Plan are generally subject to three-year cliff vesting and expire ten years from the award date. During the six months ended June 30, 2006, the Company awarded options to employees to purchase 906,093 shares of common stock and 344,906 shares of restricted stock under the 2005 Plan. As of June 30, 2006, there were an aggregate of 5,841,843 shares available for future equity awards under the 2005 Plan. During the first six months of 2006, no stock options expired unexercised.

Options awarded during the first six months of 2006 had a weighted-average fair value of $10.28 per share, which was determined at the date of grant using a Black-Scholes option-pricing model with the following assumptions: a dividend yield of 2.1%, expected volatility ranging from 23.0% to 23.5%, a risk-free interest rate ranging from 4.24% to 5.10%, and an expected life of 5.1 years. Options awarded during the first six months of 2005 had a weighted-average fair value of $8.91 per share, which was determined at the date of grant using a Black-Scholes option-pricing model with the following assumptions: a dividend yield of 2.3%, expected volatility ranging from 22.0% to 23.8%, a risk-free interest rate ranging from 3.56% to 3.80%, and an expected life of ranging from 5.1 years to 8 years.

A summary of the Company's stock option activity for the six months ended June 30, 2006 is presented in the following table:

                                                                      WEIGHTED-
                                                        WEIGHTED-      AVERAGE       AGGREGATE
                                                         AVERAGE      REMAINING      INTRINSIC
                                                         EXERCISE    CONTRACTUAL       VALUE
(IN 000S, EXCEPT PER SHARE DATA)              OPTIONS     PRICE     TERM (YEARS)   (IN MILLIONS)
                                              -------   ---------   ------------   -------------
Options outstanding at December 31, 2005 ..   17,683      $25.42
Awarded ...................................      906       44.65
Exercised .................................   (1,438)      23.26
Forfeited .................................      (76)      29.39
                                              ------
Options outstanding at June 30, 2006 ......   17,075      $26.61         6.1            $287
                                              ======
Options exercisable at June 30, 2006 ......   10,425      $21.56         4.8            $228

During the first six months of 2006, the total intrinsic value of stock options exercised was $32.6 million and the total fair value of stock awards vested was $23.5 million. For the first six months of 2005, the total intrinsic value of stock options exercised was $18.4 million and the total fair value of stock awards vested was $27.4 million.

RESTRICTED STOCK

At the date of the grant, the recipient of restricted stock awards has all rights of a stockholder, subject to certain restrictions on transferability and a risk of forfeiture. Restricted stock grants typically vest over a period of either 3 years or 6 years beginning on the date of grant.

A summary of the Company's restricted stock activity for the six months ended June 30, 2006 is presented in the following table:

                                                                  Weighted-Average
                                                      Number of    Grant Date Fair
                                                        Shares     Value Per Share
                                                      ---------   ----------------
Non-vested restricted stock at December 31, 2005 ..     799,333        $35.73
Granted ...........................................     344,906         44.61
Vested ............................................      (1,816)        39.09
Forfeited .........................................     (12,947)        37.77
                                                      ---------
Non-vested restricted stock at June 30, 2006 ......   1,129,476        $38.41
                                                      =========

The weighted-average grant date fair value of restricted stock granted during the six months ended June 30, 2006 and 2005 was $15 million and $23 million, respectively or $44.61 and $38.01 per restricted share. No restricted stock vested during the six months ended June 30, 2006 or June 30, 2005.

In January 2005, the Company granted long-term equity performance ("LTEP") awards consisting of 269,300 restricted shares and 1,443,000 options to senior managers. These grants will be awarded only if specified Company-wide performance criteria are met by the end of 2007, and are subject to additional time-based vesting if the performance criteria are met. As of June 30, 2006, the Company has not recorded any compensation expense related to these awards. Once it appears probable that the Company will meet the performance requirements as set forth in the LTEP plan, the Company will begin expensing the awards and record a catch-up adjustment as if we had been expensing the grants since the date of issuance. The amount of the catch up adjustment, had it been recorded in the second quarter of 2006, would have been approximately $7 million for the six quarters since the date of the LTEP grant.

Recorded compensation expense for share based payment awards was $11.4 million and $10.6 million for the six months ended June 30, 2006 and 2005, respectively. Tax benefits related to compensation expense for share based payment awards totaled $4.5 million and $4.0 million for the six months ended June 30, 2006 and 2005, respectively. As of June 30, 2006, there was $37.4 million of total unrecognized compensation costs related to stock options and restricted stock awards, not including long-term equity performance awards discussed above. These costs are expected to be recognized over a weighted average period of 2.4 years.

Share repurchases are utilized to, among other things, reduce the dilutive impact of our stock-based plans. At June 30, 2006, the Company has an approved share repurchase plan in place with 0.4 million shares remaining to be purchased. Repurchased shares are converted to Treasury shares and are used to satisfy stock option exercises, as needed. Share repurchase activity is dependent on the availability of excess cash after meeting business and capital requirements. Therefore, the timing and amount of repurchases is not known and we do not have an estimate of the number of shares expected to be repurchased during 2006.

NOTE 9 GAIN CONTINGENCY

During the second quarter of 2006, the Company sold its minority investment in Institutional Capital Corporation ("ICAP"), an institutional money manager which was acquired by New York Life Investment Management.

The Company recorded a $3.1 million gain during the second quarter of 2006 as a result of the initial closing of this sale. Under the terms of the sale agreement, the Company can potentially receive an additional cash payment of up to $7 million in the second half of 2006 if certain investor approvals and client retention targets are met. In addition, if certain indemnification obligations are satisfied, the Company may potentially receive an additional $5 million in the fourth quarter of 2007, upon the release of funds from an escrow established to cover any breaches of representations and warranties.

                          PART I. FINANCIAL INFORMATION
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                                  JUNE 30, 2006

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

The Company and its subsidiaries offer high-quality investment capabilities through six branded investment teams: NWQ, specializing in value-style equities; Nuveen, managing fixed-income investments; Santa Barbara, committed to growth equities; Tradewinds, specializing in global equities; Rittenhouse, dedicated to "blue-chip" growth equities, and Symphony, with expertise in alternative investments as well as equity and income products.

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

In addition to investment advisory fees, we have two other main sources of operating revenue: 1) performance fees and 2) distribution and underwriting revenue. Performance fees are earned when investment performance on certain institutional accounts and hedge funds exceeds a contractual threshold. These fees are recognized only at the performance measurement date contained in the individual account management agreement. Distribution revenue is earned when certain funds are sold to the public through financial advisors. Generally, distribution revenue will rise and fall with the level of our sales of mutual fund products. Underwriting fees are earned on the initial public offerings of our closed-end funds. The level of underwriting fees earned in any given year will fluctuate depending on the number of new funds offered, the size of the funds offered and the extent to which we participate as a member of the syndicate group underwriting the fund. Also included in distribution and underwriting revenue is Muni Preferred(R) and Fund Preferred(R) revenue. Preferred shares of our closed-end funds are bought and sold through a secondary market auction. A participation fee is paid by the fund to the auction participants based on shares traded. Access to the auction must be made through a participating broker. We offer non-participating brokers access to the auctions, for which we earn a portion of the participation fee.

Sales of our products, and our profitability, are directly affected by many variables, including investor preferences for equity, fixed-income or other investments, the availability and attractiveness of competing products, market performance, continued access to distribution channels, changes in interest rates, inflation, and income tax rates and laws.

SUMMARY OF OPERATING RESULTS

The table presented below highlights the results of our operations for the three-month and six-month periods ended June 30, 2006 and 2005:

FINANCIAL RESULTS SUMMARY
COMPANY OPERATING STATISTICS
($ in millions, except per share amounts)

                                             FOR THE SECOND QUARTER OF       FOR THE FIRST SIX MONTHS OF
                                          ------------------------------   ------------------------------
                                            2006       2005     % CHANGE     2006       2005     % CHANGE
                                          --------   --------   --------   --------   --------   --------
Gross sales of investment products        $  9,187   $  6,456      42%     $ 19,296   $ 14,138      36%
Net flows of investment products             5,072      3,447      47        10,976      7,743      42
Assets under management (1)(2)             148,994    124,018      20       148,994    124,018      20
Operating revenues                           172.2      138.9      24         332.3      273.8      21
Operating expenses                            92.0       71.0      30         172.6      136.9      26
Income before net interest and taxes(3)       83.5       70.7      18         165.3      141.6      17
Net interest expense                           7.4        4.4      67          15.7        5.4     191
Income taxes                                  29.7       25.3      17          58.3       52.0      12
Net income                                    46.4       41.0      13          91.3       84.2       8
Basic earnings per share                      0.59       0.52      13          1.17       0.98      19
Diluted earnings per share                    0.56       0.50      12          1.10       0.93      18
Dividends per share                           0.24       0.18      33          0.45       0.36      25

(1)  At period end.

(2)  Excludes defined portfolio assets under surveillance.

(3) In addition to net income, income before net interest and taxes is reported to help the reader in assessing the results from operations relative to prior periods given the increased debt on our balance sheet - and the accompanying higher interest expense - as a result of a $600 million share repurchase completed in 2005.

RESULTS OF OPERATIONS

The following discussion and analysis contains important information that should be helpful in evaluating our results of operations and financial condition, and should be read in conjunction with the consolidated financial statements and related notes.

Gross sales of investment products (which include new managed accounts, deposits into existing managed accounts and the sale of open-end and closed-end fund shares) for the three-month and six-month periods ended June 30, 2006 and 2005 are shown below:

GROSS INVESTMENT PRODUCT SALES
(in millions)

                                   THREE MONTHS        SIX MONTHS
                                  ENDED JUNE 30,     ENDED JUNE 30,
                                 ---------------   -----------------
                                  2006     2005      2006      2005
                                 ------   ------   -------   -------
Closed-End Funds                 $  226   $  560   $   226   $ 1,974
Mutual Funds                      1,505      697     2,852     1,399
Retail Managed Accounts           4,875    3,376    12,105     7,060
Institutional Managed Accounts    2,581    1,823     4,113     3,705
                                 ------   ------   -------   -------
   Total                         $9,187   $6,456   $19,296   $14,138
                                 ======   ======   =======   =======

Second quarter gross sales were up 42% year over year reaching $9.2 billion. Retail and institutional managed account sales were $7.5 billion, up 43% versus sales in the second quarter of the prior year. The largest driver of the increase was a $2.0 billion increase in value-style equity managed account sales, primarily international value accounts. Mutual fund gross sales more than doubled, driven by increases in both municipal and equity fund sales. Municipal mutual fund sales were up nearly 70% due to high demand for the Nuveen High Yield Municipal Bond Fund. Equity mutual fund sales were also up significantly, driven by sales of our Nuveen NWQ Multi-Cap Value Fund and our Nuveen NWQ International Value Fund. We had one new closed-end fund offering during the quarter raising nearly $0.2 billion through our Global Government Enhanced Income Fund. During the second quarter of the prior year we had one closed-end fund offering through which we raised $0.6 billion.

Year-to-date sales results are very similar to those for the second quarter. Retail and institutional managed account sales were up 51% driven by a 66% increase in value-style equity managed accounts, primarily international value accounts. Mutual fund sales more than doubled driven by increases in both municipal and equity fund sales. Closed-end fund sales declined versus 2005 due to fewer offerings; we had only one offering in 2006 versus three in 2005.

Net flows of investment products for the three-month and six-month periods ended June 30, 2006 and 2005 are shown below:

NET FLOWS
(in millions)

                                   THREE MONTHS       SIX MONTHS
                                  ENDED JUNE 30,    ENDED JUNE 30,
                                 ---------------   ----------------
                                  2006     2005      2006     2005
                                 ------   ------   -------   ------
Closed-End Funds                 $  228   $  576   $   222   $2,000
Mutual Funds                        856      353     1,720      703
Retail Managed Accounts           2,177    1,248     6,292    2,443
Institutional Managed Accounts    1,811    1,270     2,742    2,597
                                 ------   ------   -------   ------
   Total                         $5,072   $3,447   $10,976   $7,743
                                 ======   ======   =======   ======

Net flows increased $1.6 billion for the quarter and $3.2 billion year-to-date versus flows in the prior year. Retail managed account flows for the second quarter were nearly double the level of flows in the same quarter of the prior year and nearly triple for the year-to-date period. Contributing to this growth was an acceleration of flows due to the announcement of the closing (to new investors) of our Tradewinds international strategy in retail managed accounts. Mutual fund flows showed continued strength with growth in both municipal and equity fund flows.

The following table summarizes net assets under management:

NET ASSETS UNDER MANAGEMENT (1)
(in millions)

                                 JUNE 30, 2006   DECEMBER 31, 2005   JUNE 30, 2005
                                 -------------   -----------------   -------------
Closed-End Funds                    $ 51,388          $ 51,997          $ 52,534
Mutual Funds                          16,133            14,495            13,505
Retail Managed Accounts               55,277            47,675            39,695
Institutional Managed Accounts        26,196            21,950            18,284
                                    --------          --------          --------
   Total                            $148,994          $136,117          $124,018
                                    ========          ========          ========

(1)  Excludes defined portfolio product assets under surveillance

Assets under management ended the quarter at just under $149 billion, an increase of 20% versus assets under management at the end of the second quarter of 2005 and an increase of 9% versus assets under management at the end of the prior year. At June 30, 2006, 49% or our assets were in equity portfolios, 41% in municipal portfolios and 10% in taxable income portfolios.

The following table presents the component changes in our assets under management for the three-month and six-month periods ended June 30, 2006 and June 30, 2005:

CHANGE IN NET ASSETS UNDER MANAGEMENT
(in millions)

                                 THREE MONTHS        SIX MONTHS
                                ENDED JUNE 30,     ENDED JUNE 30,
                              -----------------   -----------------
                                2006      2005      2006      2005
                              -------   -------   -------   -------
Gross Sales                   $ 9,187   $ 6,456   $19,296   $14,138
Reinvested Dividends               85        92       150       153
Redemptions                    (4,200)   (3,101)   (8,470)   (6,548)
                              -------   -------   -------   -------
   Net Flows                    5,072     3,447    10,976     7,743
Appreciation/(Depreciation)    (1,096)    2,066     1,901       822
                              -------   -------   -------   -------
   Increase in Assets         $ 3,976   $ 5,513   $12,877   $ 8,565
                              =======   =======   =======   =======

Assets were up for the quarter $4.0 billion as a result of net flows in excess of downward market movement. All asset classes were negatively impacted by market movement during the quarter, with equity assets down $0.5 billion, municipal assets down $0.4 billion and income-oriented assets down $0.1 billion as a result of market depreciation.

Assets were up $12.9 billion versus the end of the prior year as net flows for the period of $11.0 billion were coupled with market appreciation of $1.9 billion. Equity and income-oriented assets appreciated $2.8 billion and $0.1 billion, respectively, while market depreciation caused a $0.9 billion decline in municipal assets.

Investment advisory fee income, net of sub-advisory fees and expense reimbursements, is shown in the following table:

INVESTMENT ADVISORY FEES (1)
(in thousands)

                       THREE MONTHS           SIX MONTHS
                      ENDED JUNE 30,       ENDED JUNE 30,
                   -------------------   ------------------
                     2006       2005       2006      2005
                   --------   --------   --------  --------
Closed-End Funds   $ 61,675   $ 62,137   $123,518  $123,288
Mutual Funds         21,450     17,133     41,328    33,565
Managed Accounts     86,015     56,093    160,625   109,719
                   --------   --------   --------  --------
   Total           $169,140   $135,363   $325,471  $266,572
                   ========   ========   ========  ========

(1) Sub-advisory fee expense for the three month and six month periods ended June 30, 2006 and 2005 was $6.3 million, $6.8 million, $13.3 million and $13.6 million, respectively.

Advisory fees increased 25% for the quarter driven by increases in fees on managed accounts and mutual funds. Managed account fees increased for the quarter as a result of a $3.7 billion increase in assets under management. For the quarter, the increase in assets under management was the result of $4.0 billion in net flows offset by $0.3 billion in market depreciation. Mutual fund advisory fees increased 25% for the quarter as result of an increase in assets under management. Equity mutual fund assets rose 18% during the quarter while municipal fund assets were up 2%. Fees on closed end funds declined slightly during the second quarter due to a decline in assets under management due to market depreciation in excess of net flows.

For the year-to-date period, advisory fees rose 22%. Similar to the results for the second quarter, the increase was the result of increases in fees on managed accounts and mutual funds. Managed account fees increased for the first half due to a $11.8 billion increase in assets under management. Year-to-date, managed account net flows were $9.0 billion with another $2.8 billion in market appreciation. Mutual fund advisory fees increased 23% year-to-date as result of increases in assets under management on both equity funds and municipal funds.

Product distribution revenue for the three-month and six-month periods ended June 30, 2006 and 2005 is shown in the following table:

PRODUCT DISTRIBUTION
(in thousands)

                           THREE MONTHS       SIX MONTHS
                          ENDED JUNE 30,    ENDED JUNE 30,
                         ---------------   ---------------
                          2006     2005     2006     2005
                         ------   ------   ------   ------
Closed-End Funds         $  297   $  887   $  287   $2,328
Muni/Fund Preferred(R)    1,203    1,315    2,377    2,466
Mutual Funds               (767)     238     (694)     449
                         ------   ------   ------   ------
   Total                 $  733   $2,440   $1,970   $5,243
                         ======   ======   ======   ======

Product distribution revenue declined $1.7 million for the quarter and $3.3 million year-to-date due reductions in closed-end fund underwriting revenue and mutual fund distribution revenue. Underwriting revenue declined as a result of a decline in both the number of offerings in 2006 and the size of the offerings. Mutual fund distribution revenue declined, despite an increase in sales, as a result of an increase in commissions paid to distributors on high dollar value sales.

PERFORMANCE FEES/OTHER REVENUE

Performance fees/other revenue consists of performance fees earned on institutional assets managed by Symphony and various fees earned in connection with services provided on behalf of our defined portfolio assets under surveillance. Performance fees for the second quarter of 2006 were $2.1 million, up from the $0.8 million in performance fees in the second quarter of 2005 driven mainly by strong fixed-income performance over the last year. Year-to-date, Symphony performance fees increased $3.3 million versus the prior year.

OPERATING EXPENSES

The following table summarizes operating expenses for the three-month and six-month periods ended June 30, 2006 and 2005:

OPERATING EXPENSES
(in thousands)

                                       THREE MONTHS          SIX MONTHS
                                      ENDED JUNE 30,       ENDED JUNE 30,
                                    -----------------   -------------------
                                      2006      2005      2006       2005
                                    -------   -------   --------   --------
Compensation and benefits           $59,646   $44,034   $113,467   $ 87,071
Advertising and promotional costs     2,676     3,070      5,346      5,739
Occupancy and equipment costs         5,975     5,181     11,906     10,581
Amortization of intangible assets     2,798     1,273      4,471      2,546
Travel and entertainment              2,677     2,095      4,786      3,780
Outside and professional services     7,543     6,477     14,687     12,306
Minority interest expense             1,607     1,406      3,087      2,813
Other operating expenses              9,082     7,489     14,840     12,034
                                    -------   -------   --------   --------
   Total                            $92,004   $71,025   $172,590   $136,870
                                    =======   =======   ========   ========
% of Operating Revenue                 53.4%     51.1%      51.9%      50.0%

SUMMARY

Operating expenses increased 30% for the second quarter and 26% year-to-date due mainly to increases in compensation and benefits.

COMPENSATION AND BENEFITS

Compensation and related benefits increased $15.6 million for the quarter and $26.4 million year-to-date. Both increases were the result of increases in base compensation as a result of new positions and salary increases as well as increases in overall incentive compensation due to the Company's higher profit level. A portion of the increase in overall incentive compensation relates to expense recognized on various equity based profits interests awarded to affiliates. The fair market value of unvested profits interests is being expensed over the appropriate vesting period of the related units as a compensation charge with a corresponding increase in minority interest outstanding (see also "Capital Resources, Liquidity and Financial Condition" below for further information).

OCCUPANCY AND EQUIPMENT COSTS

Occupancy and equipment costs increased $0.8 million for the quarter and $1.3 million year-to-date due to an increase in leased space for NWQ, Tradewinds, and Santa Barbara.

AMORTIZATION OF INTANGIBLES

Amortization of intangibles increased $1.5 million during the second quarter of 2006 and $1.9 million year-to-date as a result of amortization of intangible assets associated with the Santa Barbara acquisition (See Note 4 to the Consolidated Financial Statements, "Goodwill and Intangible Assets" for further information).

OUTSIDE AND PROFESSIONAL SERVICES

Outside and professional services expense increased $1.1 million for the second quarter and $2.4 million year-to-date primarily due to an increase in electronic information expense as we provide our investment and research teams with more data and other tools to better manage their portfolios.

MINORITY INTEREST EXPENSE

Minority interest expense results from key employees at NWQ, Tradewinds, Symphony, and Santa Barbara having been granted non-controlling equity-based profits interests in their respective businesses (see also "Capital, Liquidity and Financial Resources" below for further information).

ALL OTHER OPERATING EXPENSES

All other operating expenses, including advertising and promotional costs, travel and entertainment, fund organization costs and other expenses increased approximately $1.8 million for the second quarter and $3.4 million year-to-date, due primarily to higher insurance costs and increased recruiting and relocation.

OTHER INCOME/(EXPENSE)

Other income/(expense) includes realized gains and losses on investments and miscellaneous income, including gain or loss on the disposal of property.

The following is a summary of Other Income/(Expense) for the three-month and six-month periods ended June 30, 2006 and 2005:

OTHER INCOME/(EXPENSE)
(in thousands)

                                   THREE MONTHS       SIX MONTHS
                                  ENDED JUNE 30,    ENDED JUNE 30,
                                 ---------------   ---------------
                                   2006    2005     2006     2005
                                 -------  ------   ------   ------
Gains/(Losses) on Investments    $3,287   $ (365)  $5,844   $1,549
Gains/(Losses) on Fixed Assets       (1)    (418)    (171)    (417)
Miscellaneous Income/(Expense)       --    3,609      (59)   3,553
                                 ------   ------   ------   ------
   Total                         $3,286   $2,826   $5,614   $4,685
                                 ======   ======   ======   ======

Total other income/(expense) increased $0.5 million in the second quarter of 2006 compared to the second quarter of 2005. Approximately $3.1 million of the second quarter 2006 gain was the result of a gain generated by the initial closing of the sale of our ownership interest in Institutional Capital Corporation (See Note 9 to Consolidated Financial Statements, "Gain Contingency"). During the second quarter of the prior year the Company accelerated the recognition of unamortized deferred gains and losses resulting from various interest rate hedging activities associated with previously outstanding private-placement debt of the Company. This acceleration was the result of the early repayment of the private-placement debt and generated a $3.6 million gain.

In addition to the $3.3 million in other income reported in the second quarter of 2006, year-to-date other income also includes $2.3 million of income reported in the first quarter mainly as a result of gains on the sale of investment securities.

NET INTEREST EXPENSE

The following is a summary of Net Interest Expense for the three-month and six-month periods ended June 30, 2006 and 2005:

NET INTEREST EXPENSE
(in thousands)

                                   THREE MONTHS          SIX MONTHS
                                  ENDED JUNE 30,       ENDED JUNE 30,
                                -----------------   -------------------
                                  2006      2005      2006       2005
                                -------   -------   --------   --------
Dividend and Interest Revenue   $ 2,339   $ 2,356   $  4,191   $  4,621
Interest Expense                 (9,728)   (6,774)   (19,926)   (10,028)
                                -------   -------   --------   --------
   Total                        $(7,389)  $(4,418)  $(15,735)  $ (5,407)
                                =======   =======   ========   ========

Total net interest expense increased $3.0 million in the second quarter and $10.3 million year-to-date, due to increased interest expense associated with the repurchase of shares from STA in the second quarter of 2005 and the related increase in outstanding debt.

RECENT ACCOUNTING PRONOUNCEMENTS

On July 13, 2006, the Financial Accounting Standards Board posted to its website the final Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 is effective as of the beginning of the first fiscal year beginning after December 15, 2006 and supplements SFAS No. 109, "Accounting for Income Taxes," by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. FIN 48 requires that the tax effects of a position be recognized only if it is "more-likely-than-not" to be sustained based solely on its technical merits as of the reporting date. The term "more-likely-than-not" means a likelihood of more than fifty percent. In addition, FIN 48 requires new annual disclosures in the notes to the financial statements. Tabular disclosure of the beginning and ending balances of unrecognized tax benefits, as well as significant increases and/or decreases to unrecognized tax benefits is required. Finally, the FASB also released a Staff Position that requires lessors to apply the FIN 48 model in determining the timing and amount of expected tax cash flows in leveraged-lease calculations. Nuveen Investments does not expect FIN 48 to have a material impact to its financial statements.

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

SENIOR TERM NOTES

On September 12, 2005, Nuveen Investments issued $550 million of senior unsecured notes, consisting of $250 million of 5-year senior term notes and $300 million of 10-year senior term notes. The Company received approximately $544.4 million in net proceeds after discounts. The five-year senior term notes bear interest at an annual fixed rate of 5.0%, payable semi-annually beginning March 15, 2006. The 10-year senior term notes bear interest at an annual fixed rate of 5.5%, payable semi-annually also beginning March 15, 2006. The net proceeds from the notes were used to repay a portion of the outstanding debt under the bridge credit facility. The costs related to the issuance of the senior term notes were capitalized and are being amortized to expense over their respective terms.

SENIOR REVOLVING CREDIT FACILITY

In addition to the senior term notes, the Company has a $400 million senior revolving credit facility that expires on September 15, 2010. On September 30, 2005, the Company borrowed $140 million of the total amount available under the new senior revolving credit facility in order to repay the remaining amount due under the bridge credit facility. As of June 30, 2006, the Company had $100 million outstanding under this facility. The rate of interest payable under the agreement is, at the Company's option, a function of either one of various floating rate indices or the Federal Funds rate. The agreement requires the Company to pay a facility fee at an annual rate of a range of 0.08% to 0.15% that is dependent on our debt rating. Proceeds from borrowings under this facility may be used for fulfilling day-to-day cash requirements and general corporate purposes, including acquisitions, share repurchases and asset purchases. There are conventional financial covenants associated with this credit facility, including a minimum net worth requirement and a maximum leverage ratio. We were in compliance with those covenants as of June 30,

2006. We do not believe that the bank facility requirements will have any impact on our ability to use the credit facility in the future.

OTHER

In addition to the above facilities, our broker-dealer subsidiary may utilize available, uncommitted lines of credit with no annual facility fees, which approximate $100 million, to satisfy periodic, short-term liquidity needs. As of June 30, 2006 and December 31, 2005, no borrowings were outstanding on these uncommitted lines of credit.

EQUITY AND DIVIDENDS

As part of the NWQ acquisition, key individuals of NWQ purchased a non-controlling, member interest in NWQ Investment Management Company, LLC. The non-controlling interest of $0.3 million as of June 30, 2006, and $0.4 million as of June 30, 2005, is reflected in minority interest on the consolidated balance sheets. This purchase allows management to participate in NWQ's profits above specified levels beginning January 1, 2003 and subject to a cap. During the first half of 2006 and 2005, we recorded approximately $1.9 million and $2.8 million, respectively, of minority interest expense, which reflects the portion of profits applicable to the minority owners. Beginning in 2004 and continuing through 2008, the Company has the right to purchase the non-controlling members' respective interests in NWQ at fair value. On February 13, 2004, the Company exercised its right to call 100% of the Class 2 minority members' interests for $15.4 million. Of the total amount paid, approximately $12.9 million was recorded as goodwill. On February 15, 2005, the Company exercised its right to call 100% of the Class 3 NWQ minority members' interests for $22.8 million. Of the total amount paid, approximately $22.5 million was recorded as goodwill. On February 15, 2006, the Company exercised its right to call 25% of the Class 4 NWQ minority members' interests for $22.6 million. Of the total amount paid on March 1, 2006, approximately $22.5 million was recorded as goodwill.

In the first quarter of 2006 in connection with the launching of the Tradewinds NWQ Global Investors platform, a new equity opportunity was established. The Company established two separate programs, one covering Tradewinds and the other covering the traditional NWQ business. These programs allow key individuals of these businesses to participate in the growth of either Tradewinds or NWQ over the next five years. Four classes of units were established at each of Tradewinds and NWQ (collectively referred to as "Units"). One of the classes of Units at each of NWQ and Tradewinds vests on June 30 of each of 2007, 2008, 2009 and 2010. During the first half of 2006, we recorded approximately $0.5 million of minority interest expense, which reflects the portion of profits applicable to minority owners. The Units entitle the holders to receive a distribution of the cash flow from either Tradewinds' or NWQ's business to the extent such cash flow exceeds certain thresholds. The distribution thresholds increase from year to year and the distributions of the profits interests are also subject to a cap in each year. Beginning in 2008 and continuing through 2011, the Company has the right to acquire the Units of the non-controlling members.

In the second quarter of 2006 an equity opportunity was established to allow key individuals of Symphony Asset Management ("Symphony") to participate in Symphony's earnings growth over the next five years. Three classes of units were established (collectively referred to as "Symphony Units"). The first class of Symphony Units vests on June 30, 2007 the second on June 30, 2009 and the final class on June 30, 2011. During the first half of 2006, we recorded approximately $0.1 million of minority interest expense, which reflects the portion of profits applicable to the minority owners. The Units entitle the holders to receive a distribution of the cash flow from Symphony's business to the extent such cash flow exceeds certain thresholds. The distribution thresholds increase from year to year and the distributions of the profits interests are subject to a cap in each year. Beginning in 2008 and continuing through 2012, the Company has the right to acquire the Units of the non-controlling members.

As part of the Santa Barbara acquisition in 2005, an equity opportunity was established to allow key individuals of SBAM to participate in Santa Barbara's earnings growth over the next five years. Four classes of units were issued (collectively referred to as "SB Units"). The first class of SB Units was fully vested upon issuance. The second class shall vest one third on June 30, 2007, one third on June 30, 2008, and one third on June 30, 2009. One third of the third class of SB Units vested upon issuance, one third will vest on June 30, 2007, and one third will vest on June 30, 2009. The final class shall vest on June 30, 2009. During the first half of 2006, we recorded approximately $0.6 million of minority interest expense, which reflects the portion of profits applicable to the minority owners. The Units entitle the holders to receive a distribution of the cash flow from Santa Barbara's business to the extent such cash flow exceeds certain thresholds. The distribution thresholds increase from year to year and the distributions of profits interests are also subject to a cap in each year. Beginning in 2008 and continuing through 2012, the Company has the right to acquire the Units of the non-controlling members.

At June 30, 2006, we held in treasury 42,529,001 shares of Nuveen Investments common stock. During the second quarter and first half of 2006, the Company repurchased 1,021,525 and 1,102,395 shares of common stock in open market transactions as part of an on-going repurchase program. As part of that share repurchase program approved on August 9, 2002, we are authorized to purchase up to 7.0 million shares of common stock. As of June 30, 2006, the remaining authorization covered 0.4 million shares.

During the second quarter and first half of 2006, we paid out dividends on common shares totaling approximately $18.9 million and $35.4 million, respectively.

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

Risks, uncertainties and other factors that pertain to our business and the effects of which may cause our assets under management, earnings, revenues, profit margins, and/or our stock price to decline include: (1) the effects of the substantial competition that we, like all market participants, face in the investment management business; (2) our inability to access third-party distribution channels to market our products; (3) the adverse effects of declines in securities markets and/or poor investment performance by our managers on our assets under management and future offerings; (4) a decline in the market for closed-end funds, mutual funds and managed accounts; (5) the adverse effect of increases in interest rates from their present levels on the net asset value of our assets under management that are invested in fixed-income securities; (6) our failure to comply with contractual requirements and/or guidelines in our client relationships; (7) our failure to comply with various government regulations, including federal and state securities laws, and the rules of the National Association of Securities Dealers; (8) our reliance on revenues from investment management contracts that are subject to annual renewal by the independent board of trustees overseeing the related funds according to their terms; (9) the loss of key employees that could lead to the loss of assets; (10) burdensome regulatory developments; (11) the impact of accounting pronouncements; (12) the effect of increased leverage on us as a result of our incurrence of additional indebtedness as a result of our $600 million share repurchase in 2005; (13) unforeseen developments in litigation involving the securities industry or the Company; and (14) other risks described from time to time in our SEC filings.

                          PART I. FINANCIAL INFORMATION
       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                                  JUNE 30, 2006

MARKET RISK

The following information, and information included elsewhere in this report, describes the key aspects of certain financial instruments that have market risk.

INTEREST RATE SENSITIVITY

As of June 30, 2006, we had $100 million outstanding under our senior revolving credit facility. The rate of interest payable under the agreement is, at the Company's option, a function of either one of various floating rate indices or the Federal Funds rate. We estimate that a 100 basis point increase (1 percentage point) in interest rates from the level at June 30, 2006, would result in a $1.0 million increase in annual interest expense; however, it would have no impact on the fair value of the debt at June 30, 2006. In addition to the $100 million of debt outstanding under our revolving credit facility at June 30, 2006, we also had $550 million of senior unsecured notes, including $250 million of 5-year notes and $300 million of 10-year notes. The five-year notes bear interest at an annual fixed rate of 5.0% payable semi-annually, beginning March 15, 2006. The 10-year senior notes bear interest at an annual fixed rate of 5.5% payable semi-annually, also beginning March 15, 2006. A change in interest rates would have had no impact on interest incurred on our fixed rate debt or cash flow, but would have had an impact on the fair value of the debt. We estimate that a 100 basis point increase in interest rates from the levels at June 30, 2006, would have resulted in a net decrease in the fair value of our debt of approximately $28.0 million at June 30, 2006.

As of June 30, 2005, we had short-term debt under our bridge credit agreement of $362 million. We estimate that a 100 basis point increase in interest rates from the level at June 30, 2005 would have resulted in a $1.8 million increase in interest expense for the remainder of 2005, however it would not have impacted the fair value of the debt at June 30, 2005.

Our investments consist primarily of Company-sponsored managed investment funds that invest in a variety of asset classes. Additionally, the Company periodically invests in new advisory accounts to establish a performance history prior to a potential product launch. Company-sponsored funds and accounts are carried on our consolidated financial statements at fair market value and are subject to the investment performance of the underlying sponsored fund or account. Any unrealized gain or loss is recognized upon the sale of the investment. The carrying value of the Company's investments in fixed-income funds or accounts, which expose us to interest rate risk, was approximately $49 million and $44 million at June 30, 2006 and 2005, respectively. We estimate that a 100 basis point increase in interest rates from the levels at June 30, 2006, would result in a net decrease of approximately $1.7 million in the fair value of the fixed income investments at June 30, 2006. We estimate that a 100 basis point increase in interest rates from the levels at June 30, 2005, would have resulted in a net decrease of approximately $1.7 million in the fair value of the fixed-income investments at June 30, 2005.

Also included in investments at June 30, 2006 are certain swap agreements and futures contracts that are sensitive to changes in interest rates. The futures contracts and swap agreements are being used to mitigate overall market risk related to our investments in recently created product portfolios that are not yet marketed. The fair value of these instruments totaled approximately $0.1 million and $0.9 million at June 30, 2006 and 2005, respectively. We estimate that a 100 basis point increase in interest rates from the levels at June 30, 2006, would have resulted in a net increase in the fair market value of the open derivatives of $1.6 million. We estimate that a 100 basis point increase in interest rates from the levels at

June 30, 2005, would have resulted in a net increase in the fair market value of the open derivatives of $1.5 million. See Note 6 "Derivative Financial Instruments" to our Consolidated Financial Statements for more information.

EQUITY MARKET SENSITIVITY

As discussed above in the interest rate sensitivity section, we invest in certain Company-sponsored managed investment funds and accounts that invest in a variety of asset classes. The carrying value of the Company's investments in funds and accounts subject to equity price risk is approximately $49 million and $37 million, at June 30, 2006 and 2005, respectively. As of June 30, 2006 we estimate that a 10% adverse change in equity prices would result in a decrease of approximately $5 million in the fair value of equity assets. As of June 30, 2005, we estimate that a 10% adverse change in equity prices would have resulted in decreases of approximately $4 million, in the fair value of our equity securities. The model to determine sensitivity assumes a corresponding shift in all equity prices.

                         ITEM 4. CONTROLS AND PROCEDURES

Effective as of June 30, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chairman and Chief Executive Officer, President, and Senior Vice President, Finance, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, the Company's Chairman and Chief Executive Officer, President, and Senior Vice President, Finance concluded that the Company's disclosure controls and procedures are effective and no changes are required at this time. In connection with management's evaluation, pursuant to the Exchange Act Rule 13a-15(d), no changes during the quarter ended June 30, 2006 were identified that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                      ISSUER PURCHASES OF EQUITY SECURITIES

                                                                            (c) Total   (d) Maximum
                                                                             Number        Number
                                                                            of Shares    of Shares
                                                                            Purchased     that May
                                                 (a) Total                 as Part of      Yet Be
                                                   Number    (b) Average   a Publicly    Purchased
                                                 of Shares    Price Paid    Announced    Under the
Period                                           Purchased    per Share      Program      Program
------                                           ---------   -----------   ----------   -----------
Share  purchases  prior to April 1, 2006 under
   current repurchase program(1):                5,554,270      $28.94      5,554,270    1,445,730
April 1, 2006 - April 30, 2006                      15,000       46.96         15,000    1,430,730
May 1, 2006 - May 31, 2006                         498,325       45.62        498,325      932,405
June 1, 2006 - June 30, 2006                       508,200       41.65        508,200      424,205
                                                 ---------      ------      ---------    ---------
   Total                                         6,575,795      $31.23      6,575,795      424,205
                                                 =========      ======      =========    =========

(1) Excludes 18,192,843 shares repurchased from St. Paul Travelers for $32.98 per share during 2005. Such shares were not repurchased under a Company adopted share repurchase program. See Note 1 to the Consolidated Financial Statements, "Basis of Presentation" for further information about this repurchase.

As part of a share repurchase program approved and publicly announced on August 9, 2002, we are authorized to purchase up to 7.0 million shares of Class A common stock. The program does not have an expiration date. As of June 30, 2006, there are approximately 0.4 million shares that may yet be purchased under the share repurchase program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders held on May 11, 2006, seven persons were elected to serve as directors of the Company, each to hold office for the terms set forth below and until his or her successor shall have been elected or qualified:

     - Class I directors to hold office for a one year term until the 2007 annual meeting of shareholders: John P. Amboian and Willard L. Boyd;

     - Class II directors to hold office for a two year term until the 2008 annual meeting of shareholders: Duane R. Kullberg and Roderick A. Palmore; and

     - Class III directors to hold office for a three year term until the 2009 annual meeting of shareholders: Connie K. Duckworth, Timothy R. Schwertfeger and Pierre E. Leroy.

The vote of holders of the following number of shares of Class A Common Stock were represented at the meeting:

DIRECTOR                      FOR       WITHHELD   BROKER NON-VOTE
--------                      ---       --------   ---------------
Timothy R. Schwertfeger   59,842,990     383,576          0
John P. Amboian           59,760,887     465,679          0
Willard L. Boyd           58,717,181   1,509,385          0
Connie K. Duckworth       59,100,844   1,125,722          0
Duane R. Kullberg         58,715,182   1,511,384          0
Pierre E. Leroy           60,141,189      85,377          0
Roderick A. Palmore       59,109,801   1,116,765          0

The proposal to ratify the selection of KPMG LLP as independent auditors for the Company was approved by a vote of 59,259,653 shares in favor, 945,734 shares opposed and 21,179 shares abstaining.

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

                                        NUVEEN INVESTMENTS, INC.
                                        (Registrant)


DATE: August 8, 2006                    By /s/ John P. Amboian
                                           -------------------------------------
                                           John P. Amboian
                                           President


DATE: August 8, 2006                    By /s/ Margaret E. Wilson
                                           -------------------------------------
                                           Margaret E. Wilson
                                           Senior Vice President, Finance
                                           (Principal Financial and
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