Form 10-Q
period 2006-09-30
NUVEEN INVESTMENTS INC
filed 2006-11-08
CIK 885708

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended SEPTEMBER 30, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from __________ to _________

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

   Large accelerated filer  X  Accelerated filer     Non-accelerated filer
                           ---                   ---                       ---

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

                                 Yes     No  X
                                     ---    ---

     At November 3, 2006, there were 78,732,108 shares of the Company's Class A Common Stock, $0.01 par value outstanding.

                            NUVEEN INVESTMENTS, INC.

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
PART I. FINANCIAL INFORMATION

   ITEM 1. FINANCIAL STATEMENTS

      Consolidated Balance Sheets (Unaudited),
         September 30, 2006 and December 31, 2005                           3

      Consolidated Statements of Income (Unaudited),
         Three Months Ended September 30, 2006 and 2005
         Nine Months Ended September 30, 2006 and 2005                      4

      Consolidated Statement of Changes in Common Stockholders'
         Equity (Unaudited), Nine Months Ended September 30, 2006           5

      Consolidated Statements of Cash Flows (Unaudited),
         Nine Months Ended September 30, 2006 and 2005                      6

      Notes to Consolidated Financial Statements
         (Unaudited)                                                        7

   ITEM 2.

      Management's Discussion and Analysis of
         Financial Condition and Results of Operations                     16

   ITEM 3.

      Quantitative and Qualitative Disclosures About Market Risk           30

   ITEM 4.

      Controls and Procedures                                              31

PART II.  OTHER INFORMATION

   Item 1 through Item 6                                                   32

   Signatures                                                              34

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                            NUVEEN INVESTMENTS, INC.

                           CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                    SEPTEMBER 30,   DECEMBER 31,
                                                                         2006           2005
                                                                    -------------   ------------
ASSETS
   Cash and cash equivalents                                         $   193,841    $   128,933
   Management and distribution fees receivable                            68,361         61,932
   Other receivables                                                      51,207         22,387
   Furniture, equipment, and leasehold improvements, at cost less accumulated depreciation and amortization of $65,735 and
      $58,950, respectively                                               31,171         31,926
   Investments                                                           101,098        121,273
   Goodwill                                                              634,290        625,267
   Other intangible assets, at cost less accumulated amortization
      of $27,251 and $20,785, respectively                                69,341         62,307
   Current taxes receivable                                                   --          4,377
   Other assets                                                           20,336         18,815
                                                                     -----------    -----------
                                                                     $ 1,169,645    $ 1,077,217
                                                                     ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
   Short-Term Obligations:
      Notes payable                                                  $   100,000    $   150,000
      Accounts payable                                                    13,482         15,990
      Current taxes payable                                                4,588             --
      Accrued compensation and other expenses                             76,347         86,644
      Other short-term liabilities                                        45,428         12,930
                                                                     -----------    -----------
         Total Short-Term Obligations                                    239,845        265,564
                                                                     -----------    -----------
   Long-Term Obligations:
      Senior term notes                                              $   544,358    $   543,733
      Deferred compensation                                               40,716         36,585
      Deferred income tax liability, net                                  26,609         26,319
      Other long-term liabilities                                         19,446         23,186
                                                                     -----------    -----------
         Total Long-Term Obligations                                     631,129        629,823
                                                                     -----------    -----------

   Total liabilities                                                     870,974        895,387

Minority interest                                                         36,478         25,007

Common stockholders' equity:
   Class A Common stock, $0.01 par value;  160,000,000 shares authorized; 120,911,480 shares issued at September 30, 2006
      and December 31, 2005                                                1,209          1,209
   Additional paid-in capital                                            269,734        246,565
   Retained earnings                                                   1,059,048        965,058
   Unamortized cost of restricted stock awards                           (23,909)       (18,337)
   Accumulated other comprehensive income/(loss)                             (16)           864
                                                                     -----------    -----------
                                                                       1,306,066      1,195,359
   Less common stock held in treasury, at cost (42,144,746 and
      43,196,377 shares, respectively)                                (1,043,873)    (1,038,536)
                                                                     -----------    -----------
      Total common stockholders' equity                                  262,193        156,823
                                                                     -----------    -----------
                                                                     $ 1,169,645    $ 1,077,217
                                                                     ===========    ===========

See accompanying notes to consolidated financial statements.

                            NUVEEN INVESTMENTS, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                                    UNAUDITED
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            THREE MONTHS ENDED    NINE MONTHS ENDED
                                                              SEPTEMBER 30,         SEPTEMBER 30,
                                                           -------------------   -------------------
                                                             2006       2005       2006       2005
                                                           --------   --------   --------   --------
Operating revenues:
   Investment advisory fees from assets under management   $176,925   $141,136   $502,123   $407,708
   Product distribution                                       1,697      1,233      3,668      6,477
   Performance fees / other revenue                           3,284     15,882      8,437     17,826
                                                           --------   --------   --------   --------
      Total operating revenues                              181,906    158,251    514,228    432,011

Operating expenses:
   Compensation and benefits                                 72,911     55,881    186,378    142,952
   Advertising and promotional costs                          3,728      3,596      9,073      9,334
   Occupancy and equipment costs                              6,032      5,539     17,938     16,120
   Amortization of intangible assets                          1,995      1,273      6,466      3,819
   Travel and entertainment                                   2,290      1,871      7,076      5,651
   Outside and professional services                          7,411      6,302     22,098     18,608
   Minority interest expense                                  1,398      1,406      4,485      4,219
   Other operating expenses                                   9,324      6,118     24,165     18,154
                                                           --------   --------   --------   --------
      Total operating expenses                              105,089     81,986    277,679    218,857

Other income/(expense)                                        6,720        688     12,334      5,373
                                                           --------   --------   --------   --------
Net interest expense                                         (6,678)    (5,583)   (22,412)   (10,990)
                                                           --------   --------   --------   --------
Income before taxes                                          76,859     71,370    226,471    207,537

Income taxes                                                 30,676     27,886     89,024     79,902
                                                           --------   --------   --------   --------
Net income                                                 $ 46,183   $ 43,484   $137,447   $127,635
                                                           ========   ========   ========   ========
Average common and common equivalent shares outstanding:
   Basic                                                     77,669     76,294     77,833     82,699
                                                           ========   ========   ========   ========
   Diluted                                                   82,934     81,190     83,029     87,497
                                                           ========   ========   ========   ========
Earnings per common share:
   Basic                                                   $   0.59   $   0.57   $   1.77   $   1.54
                                                           ========   ========   ========   ========
   Diluted                                                 $   0.56   $   0.54   $   1.66   $   1.46
                                                           ========   ========   ========   ========

See accompanying notes to consolidated financial statements.

                            NUVEEN INVESTMENTS, INC.
        CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY
                                    UNAUDITED
                                 (IN THOUSANDS)

                                                                            UNAMORTIZED   ACCUMULATED
                                          CLASS A  ADDITIONAL                 COST OF        OTHER
                                           COMMON    PAID-IN    RETAINED    RESTRICTED   COMPREHENSIVE    TREASURY
                                           STOCK     CAPITAL    EARNINGS   STOCK AWARDS  INCOME/(LOSS)      STOCK       TOTAL
                                          -------  ----------  ----------  ------------  -------------  ------------  --------
Balance at December 31, 2005               $1,209   $246,565   $  965,058    $(18,337)       $ 864      $(1,038,536)  $156,823
   Net income                                                     137,447                                              137,447
   Cash dividends paid                                            (54,247)                                             (54,247)
   Purchase of treasury stock                                                                               (65,996)   (65,996)
   Compensation expense on options                    14,023                                                            14,023
   Exercise of stock options                          (8,480)       3,532                                    52,890     47,942
   Grant of restricted stock                                        7,221     (15,667)                        8,446         --
   Forfeit of restricted stock                                                    750                          (750)        --
   Issuance of deferred stock                                          37                                        73        110
   Amortization of restricted
      stock awards                                                              9,345                                    9,345
   Tax effect of stock options exercised
      and restricted stock vested                     17,626                                                            17,626
   Other comprehensive income/(loss)                                                          (880)                       (880)
                                           ------   --------   ----------    --------        -----      -----------   --------
Balance at September 30, 2006              $1,209   $269,734   $1,059,048    $(23,909)       $ (16)     $(1,043,873)  $262,193
                                           ======   ========   ==========    ========        =====      ===========   ========

                                                                                NINE MONTHS
                                                                              ENDING 9/30/06
                                                                              --------------
Comprehensive Income (in 000s):
Net income ................................................................      $137,447
Other comprehensive income:
   Unrealized gains/(losses) on marketable equity securities, net of tax ..           635
   Reclassification adjustments for realized gains/(losses) ...............          (815)
   Amortization of terminated cash flow hedge .............................          (179)
   Deferred tax impact of terminated cash flow hedge ......................          (527)
   Foreign currency translation adjustment ................................             6
                                                                                 --------
      Subtotal: other comprehensive income/(loss) .........................          (880)
                                                                                 --------
         Comprehensive Income .............................................      $136,567
                                                                                 ========

                                                                                NINE MONTHS
                                                                              ENDING 9/30/06
                                                                              --------------
Change in Shares Outstanding (in 000s):
Shares outstanding at the beginning of the year............................       77,715
Shares issued under equity incentive plans.................................        2,534
Shares acquired............................................................       (1,463)
Forfeit of restricted stock grants.........................................          (19)
                                                                                  ------
Shares outstanding at September 30, 2006...................................       78,767
                                                                                  ======

See accompanying notes to consolidated financial statements.

                            NUVEEN INVESTMENTS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                 (IN THOUSANDS)

                                                                   NINE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                                -----------------------
                                                                   2006         2005
                                                                ---------   -----------
Cash flows from operating activities:
   Net income                                                   $ 137,447   $   127,635
   Adjustments to reconcile net income to net cash
      provided from operating activities:
      Deferred income taxes                                          (121)        3,271
      Depreciation of office property and equipment                 7,024         6,412
      Loss on sale of fixed assets                                    171           420
      Amortization of intangible assets                             6,466         3,819
      Amortization of debt related costs, net                         396        (3,887)
      Compensation expense for equity plans                        31,899        14,494
   Net (increase) decrease in assets:
      Management and distribution fees receivable                  (6,430)      (16,470)
      Other receivables                                             4,163        (1,397)
      Other assets                                                 (1,521)       (3,264)
   Net increase (decrease) in liabilities:
      Accrued compensation and other expenses                     (10,412)       (3,515)
      Deferred compensation                                         4,131         1,518
      Accounts payable                                             (2,508)        1,314
      Current taxes payable                                         8,965        (9,089)
      Other liabilities                                            (7,065)        1,449
   Other                                                           (5,578)       (4,367)
                                                                ---------   -----------
         Net cash provided from operating activities              167,027       118,343
                                                                ---------   -----------

Cash flows from financing activities:
   Proceeds from senior term notes                                     --       550,000
   Repayment of notes and loans payable                           (50,000)   (1,010,000)
   Proceeds from loans payable                                         --       850,000
   Dividends paid                                                 (54,247)      (46,510)
   Proceeds from stock options exercised                           47,942        27,568
   Acquisition of treasury stock                                  (65,996)     (603,668)
   Net deferred debt issuance related items                            50        (4,118)
   Other, consisting primarily of tax effect of options
      and restricted stock                                         17,626         8,164
                                                                ---------   -----------
      Net cash used for financing activities                     (104,625)     (228,564)
                                                                ---------   -----------

Cash flows from investing activities:
   Net purchase of office property and equipment                   (6,444)      (11,393)
   Proceeds from sales of investment securities                    46,373        28,486
   Purchases of investment securities                             (16,860)       (8,754)
   Net change in consolidated mutual funds                          2,164        (5,895)
   Repurchase of NWQ minority members' interests                  (22,642)      (24,675)
   Other                                                              (91)         (566)
                                                                ---------   -----------
         Net cash provided by/(used for) investing activities       2,500       (22,797)
                                                                ---------   -----------

Effect of exchange rate changes on cash and cash equivalents            6             1

Increase/(decrease) in cash and cash equivalents                   64,908      (133,017)

Cash and cash equivalents:
   Beginning of year                                              128,933       209,360
                                                                ---------   -----------
   End of period                                                $ 193,841   $    76,343
                                                                ---------   -----------

Supplemental Information:
   Taxes paid                                                   $  64,741   $    77,566
   Interest paid                                                $  35,449   $    20,021

See accompanying notes to consolidated financial statements.

                            NUVEEN INVESTMENTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2006

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

In 2005, the Company repurchased $600 million of Nuveen Investments' common stock directly from The St. Paul Travelers Companies, Inc. ("STA") at a price of $32.98 per share, or approximately 18.2 million shares. The repurchase of these shares was completed in two steps: 1) a $200 million (6.0 million shares) repurchase was completed on April 7, 2005 and 2) a $400 million forward purchase (plus interest) that settled on July 28, 2005. The entire $600 million repurchase was recorded by Nuveen Investments as if it were completed in its entirety on April 7, 2005. As such, effective April 7, 2005, Nuveen Investments had approximately 75.9 million shares of common stock outstanding for the purpose of computing basic earnings per share.

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

NOTE 2 EARNINGS PER COMMON SHARE

The following table sets forth a reconciliation of net income and the weighted average common shares used in the basic and diluted earnings per share computations for the three-month and nine-month periods ended September 30, 2006 and 2005.

                                               For the three months ended
                               -----------------------------------------------------------
                                    September 30, 2006             September 30, 2005
                               ----------------------------   ----------------------------
In thousands,                    Net              Per-share     Net              Per-share
except per share data           income   Shares     amount     income   Shares     amount
                               -------   ------   ---------   -------   ------   ---------
Basic EPS                      $46,183   77,669     $0.59     $43,484   76,294     $0.57
   Dilutive effect of:
      Stock awards                  --      630                    --      464
      Employee stock options        --    4,635                    --    4,432
                               -------   ------               -------   ------
Diluted EPS                    $46,183   82,934     $0.56     $43,484   81,190     $0.54

                                                 For the nine months ended
                               -------------------------------------------------------------
                                     September 30, 2006              September 30, 2005
                               -----------------------------   -----------------------------
In thousands,                     Net              Per-share      Net              Per-share
except per share data           income    Shares     amount     income    Shares     amount
                               --------   ------   ---------   --------   ------   ---------

Basic EPS                      $137,447   77,833     $1.77     $127,635   82,699     $1.54
   Dilutive effect of:
      Stock awards                   --      553                     --      462
      Employee stock options         --    4,643                     --    4,336
                               --------   ------               --------   ------
Diluted EPS                    $137,447   83,029     $1.66     $127,635   87,497     $1.46

Options to purchase 120,138 and 15,543 shares of the Company's common stock were outstanding as of September 30, 2006 and 2005, respectively, but were not included in the computation of diluted earnings per share because their inclusion would have been antidilutive since the options' weighted average exercise price of $46.57 and $39.37 per share, respectively, was greater than the average market price of the Company's common shares during the applicable period.

NOTE 3 NET CAPITAL REQUIREMENT

Nuveen Investments, LLC, the Company's wholly-owned broker/dealer subsidiary, is subject to SEC Rule 15c3-1, the "Uniform Net Capital Rule," which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, as these terms are defined in the Rule, shall not exceed 15 to 1. At September 30, 2006, Nuveen Investments, LLC's net capital ratio was 4.81 to 1 and its net capital was approximately $8.4 million which was $5.7 million in excess of the required net capital of $2.7 million.

NOTE 4 GOODWILL AND INTANGIBLE ASSETS

The following table presents a reconciliation of activity in the balance of goodwill from December 31, 2005 to September 30, 2006 presented on our consolidated balance sheets (in thousands):

Balance at December 31, 2005                          $625,267
   Repurchase of NWQ minority interests                 22,500
   Revised Santa Barbara intangible asset valuation    (13,497)
   Additional Santa Barbara acquisition costs               20
                                                      --------
Balance at September 30, 2006                         $634,290
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

The Company engaged external valuation experts to determine the appropriate purchase price allocation for the Santa Barbara Asset Management ("SBAM") acquisition completed in October 2005. The purchase price allocation valuation indicates that approximately $27.9 million of the purchase price in excess of the net book value of assets acquired is assignable to intangible assets, of which $26.2 million relates to customer relationships and $1.7 million to the SBAM trademark / tradename.

SFAS No. 142, "Goodwill and Other Intangible Assets," requires an annual goodwill impairment test. The results of our last annual test indicated that, as of May 31, 2006, there was no indication of potential impairment of goodwill.

The following table presents gross carrying amounts and accumulated amortization amounts for intangible assets presented on our consolidated balance sheets at September 30, 2006 and December 31, 2005 (in thousands):

                                    At September 30, 2006      At December 31, 2005
                                   -----------------------   -----------------------
                                     Gross                     Gross
                                   Carrying    Accumulated   Carrying    Accumulated
Amortizable Intangible Assets       Amount    Amortization    Amount    Amortization
-----------------------------      --------   ------------   --------   ------------
Symphony-
   Customer relationships           $43,800      $11,558      $43,800      $ 9,891
   Internally developed software      1,622        1,622        1,622        1,432
   Favorable lease                      369          369          369          369
NWQ customer contracts               22,900       10,602       22,900        8,693
SBAM -
   Customer relationships            26,200        2,911       14,400          400
   Trademark / tradename              1,700          189           --           --
                                    -------      -------      -------      -------
      Total                         $96,591      $27,251      $83,091      $20,785
                                    =======      =======      =======      =======

The projected amortization for the next five years is approximately $2.0 million for the remaining three months of 2006, and annual amortization of $7.9 million for each of 2007, 2008, 2009, and 2010.

NOTE 5 DEBT

At September 30, 2006 and December 31, 2005, debt on the accompanying consolidated balance sheets was comprised of the following (in thousands):

                                              SEPTEMBER 30,   DECEMBER 31,
                                                  2006            2005
                                              -------------   ------------
Short-Term Obligations:
Notes payable                                   $100,000        $150,000
                                                --------        --------
Long-Term Obligations:
Senior Term Notes:
   Senior term notes - 5 Year                   $250,000        $250,000
   Net unamortized discount - 5 year notes          (560)           (654)
   Senior term notes - 10 Year                   300,000         300,000
   Net unamortized discount - 10 year notes       (1,385)         (1,473)
   Net unamortized debt issuance costs            (3,697)         (4,140)
                                                --------        --------
      subtotal                                  $544,358        $543,733
                                                --------        --------
         Total                                  $644,358        $693,733
                                                ========        ========

SENIOR TERM NOTES

On September 12, 2005, Nuveen Investments issued $550 million of senior unsecured notes, comprised of $250 million of 5-year senior term notes and $300 million of 10-year senior term notes. The Company received approximately $544 million in net proceeds after discounts and other debt issuance costs. The five-year senior term notes bear interest at an annual fixed rate of 5.0% payable semi-annually beginning March 15, 2006. The 10-year senior term notes bear interest at an annual fixed rate of 5.5% payable semi-annually also beginning March 15, 2006. The net proceeds from the notes were used to repay a portion of the outstanding debt under the Company's then outstanding $750 million bridge credit agreement. The costs related to the issuance of the senior term notes are being capitalized and amortized to expense over their term. At September 30, 2006, the fair value of the five-year and ten-year senior term notes was approximately $246.1 million and $293.2 million, respectively.

SENIOR REVOLVING CREDIT FACILITY

In addition to the senior term notes, the Company has a $400 million senior revolving credit facility that expires on September 15, 2010. As of December 31, 2005, the Company borrowed $150 million of the total amount available under the senior revolving credit facility. The proceeds under this borrowing were used to repay the remaining amount due under the then outstanding bridge credit agreement. During the second quarter of 2006, the Company repaid $50 million of the amount borrowed under this senior revolving credit facility. As of September 30, 2006, the Company had $100 million outstanding under this facility. The rate of interest payable under the agreement is, at the Company's option, a function of either one of various floating rate indices or the Federal Funds rate. For the nine months ended September 30, 2006, the weighted average interest rate was 5.37%. The agreement requires the Company to pay a facility fee at an annual rate of a range of 0.08% to 0.15% that is dependent on our debt rating. Proceeds from borrowings under this facility may be used for fulfilling day-to-day cash requirements and general corporate purposes, including acquisitions, share repurchases and asset purchases.

OTHER

The Company's broker-dealer subsidiary may utilize available, uncommitted lines of credit with no annual facility fees, which approximate $50 million, to satisfy unanticipated, short-term liquidity needs. As of September 30, 2006 and December 31, 2005, no borrowings were outstanding on these uncommitted lines of credit.

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

In anticipation of the issuance of the senior term notes (refer to Note 5, "Debt"), the Company entered into a series of treasury rate lock transactions with an aggregate notional amount of $550 million. These treasury rate locks were accounted for as cash-flow hedges, as they hedged against the variability in future projected interest payments on the forecasted issuance of fixed rate debt (the longer-term senior term notes that replaced the bridge credit agreement) attributable to changes in interest rates. The prevailing treasury rates had increased by the time of the issuance of the senior term notes and the locks were settled for a net payment to the Company of approximately $1.6 million. The Company has recorded this gain in "Accumulated Other Comprehensive Income/(Loss)" on the accompanying consolidated balance sheets as of September 30, 2006 and December 31, 2005, as the treasury rate locks were considered highly effective for accounting purposes in mitigating the interest rate risk on the forecasted debt issuance. The $1.6 million is being reclassified into current earnings commensurate with the recognition of interest expense on the 5-year and 10-year term debt. At September 30, 2006, the unamortized gain on the treasury rate lock transactions was approximately $1.4 million. For the remaining three months of 2006, the Company expects to reclassify approximately $0.1 million of the gain on the treasury rate lock transactions as an offset to interest expense.

Also included in the accompanying consolidated balance sheets as of September 30, 2006 and December 31, 2005 are certain swap agreements and futures contracts that have not been designated as hedging instruments. The swap agreements and futures contracts are being used to mitigate overall market risk of certain recently created product portfolios that are not yet being marketed. At September 30, 2006, the net fair value of these open non-hedging derivatives was a net liability of approximately $0.8 million and is reflected in "Other Short-Term Liabilities" on the accompanying consolidated balance sheet. At December 31, 2005, the net fair value of these open non-hedging derivatives was approximately $0.3 million and is reflected in "Other Short-Term Liabilities" on the accompanying consolidated balance sheet. For the three and nine months ended September 30, 2006, the net fair value adjustment resulted in a net loss of approximately $1.1 million and $0.6 million, respectively, of which approximately $0.2 million of a loss and $0.2 million net gain was realized during the three months and nine months ended September 30, 2006, respectively, with the remainder in unrealized gains/losses, both reflected in "Other Income/(Expense)" in the accompanying consolidated statements of income for the three and nine months ended September 30, 2006. For the three and nine months ended September 30, 2005, the net fair value adjustment resulted in a loss of approximately $0.2 million and $1.3 million, respectively, of which approximately $30,000 of gain was realized for the three months ended September 30, 2005 and a net gain of approximately $13,000 was realized for the nine months ended September 30, 2005.

NOTE 7 RETIREMENT PLANS

On December 23, 2003, the FASB released a revised version of SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The revised version of SFAS No. 132 includes new interim disclosure requirements regarding components of net periodic benefit cost as well as estimated contributions. The following table presents the components of the net periodic retirement plans' benefit costs for the three and nine months ended September 30, 2006 and 2005, respectively:

                                                      Three Months Ended       Three Months Ended
                                                      September 30, 2006       September 30, 2005
                                                    ----------------------   ----------------------
                                                      Total        Post-       Total        Post-
                                                     Pension    Retirement    Pension    Retirement
                                                    ---------   ----------   ---------   ----------
Service Cost                                        $ 436,250    $ 60,000    $ 392,750    $ 63,000

Interest Cost                                         522,250     135,250      450,500     128,250

Expected Return on Assets                            (561,750)         --     (541,000)         --
Amortization of:
   Unrecognized Prior Service Cost                         --     (66,250)          --     (66,250)
   Unrecognized (Gain)/Loss                           106,250      22,000       31,500      14,750
                                                    ---------    --------    ---------    --------
Total Net Periodic Retirement Plans' Benefit Cost   $ 503,000    $151,000    $ 333,750    $139,750
                                                    =========    ========    =========    ========

                                                           Nine Months                Nine Months
                                                    Ended September 30, 2006   Ended September 30, 2005
                                                    ------------------------   ------------------------
                                                       Total         Post-        Total         Post-
                                                      Pension     Retirement     Pension     Retirement
                                                    -----------   ----------   -----------   ----------
Service Cost                                        $ 1,308,750   $ 180,000    $ 1,178,250   $ 189,000

Interest Cost                                         1,566,750     405,750      1,351,500     384,750

Expected Return on Assets                            (1,685,250)         --     (1,623,000)         --
Amortization of:
   Unrecognized Prior Service Cost                           --    (198,750)            --    (198,750)
   Unrecognized (Gain)/Loss                             318,750      66,000         94,500      44,250
                                                    -----------   ---------    -----------   ---------
Total Net Periodic Retirement Plans' Benefit Cost   $ 1,509,000   $ 453,000    $ 1,001,250   $ 419,250
                                                    ===========   =========    ===========   =========

During 2006, the Company expects to contribute approximately $0.1 million to its excess pension plan and approximately $0.7 million for benefit payments to its post-retirement benefit plan. For the first nine months of 2006, the Company has paid out approximately $0.5 million in post-retirement benefits.

On September 29, 2006, the FASB issued a new pension standard, SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS No. 158"), marking the end of the first phase of the FASB's project for revamping retiree-benefit accounting. For publicly traded companies, SFAS No. 158 is effective for fiscal years ending after December 15, 2006. SFAS No. 158 requires an employer to:

     (a) recognize in its statement of financial position an asset for a plan's overfunded status or a liability for a plan's underfunded status;

     (b) measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year; and

     (c) recognize changes in the funded status of a defined benefit post-retirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income.

In the new standard, the funded status of a pension will be defined as the difference between the fair value of a plan's assets and the projected benefit obligation ("PBO"). The PBO reflects future pay increases. As discussed in the Company's 2005 annual report on Form 10-K, for the year ended December 31, 2005, the Company had updated certain actuarial assumptions used to determine the accumulated benefit obligation ("ABO") for its qualified pension plan. As a result, the Company's qualified pension plan was determined to be underfunded on an ABO basis as of December 31, 2005. Consequently, a charge was recorded to stockholders' equity, net of income tax benefits, as a component of other comprehensive loss of approximately $2.4 million. Had SFAS No. 158 been effective as of December 31, 2005, the Company would have recorded an additional charge to stockholders' equity, net of income tax benefits, as a component of other comprehensive loss of approximately $2.7 million. The Company is not able to estimate the impact to stockholders' equity as of December 31, 2006 due to several factors, including performance on our plan assets. Finally, SFAS No. 158 does not impact our post-retirement plan, as the Company currently carries this plan at its funded status.

NOTE 8 STOCK-BASED COMPENSATION

Effective January 1, 2006, we adopted SFAS No. 123R, "Share Based Payment." Because the fair value recognition provisions of SFAS No. 123, "Stock-Based Compensation," and SFAS No. 123R were materially consistent under our equity plans, the adoption of SFAS No. 123R did not have a significant impact on our financial position or our results of operations.

The Company currently maintains two stock-based compensation plans: the Second Amended and Restated Nuveen 1996 Equity Incentive Award Plan (the "1996 Plan") and the 2005 Equity Incentive Plan (the "2005 Plan"). Under the 1996 Plan, the Company had reserved an aggregate of 30,900,000 shares of Class A common stock for awards. Under the 2005 Plan, the Company has reserved an aggregate of 7,000,000 shares of Class A common stock for awards. Awards under these plans may be made in the form of stock options, restricted stock, or a combination thereof.

STOCK OPTIONS

Options may be awarded at exercise prices not less than 100% of the fair market value of the stock on the grant date, and maximum option terms may not exceed ten years. A Black-Scholes option-pricing model is used to determine the fair value of stock-based compensation awards. Awards that expire or are cancelled without delivery of shares, including awards made under the 1996 Plan, will generally become available for reissuance under the 2005 plan.

Options awarded pursuant to the 1996 Plan and the 2005 Plan are generally subject to three-year cliff vesting and expire ten years from the award date. During the nine months ended September 30, 2006, the Company awarded options to employees to purchase 979,371 shares of common stock and 350,905 shares of restricted stock under the 2005 Plan. As of September 30, 2006, there were an aggregate of 5,675,398 shares available for future equity awards under the 2005 Plan. No further awards may be made under the 1996 Plan. During the first nine months of 2006, no stock options expired unexercised.

Options awarded during the first nine months of 2006 had a weighted-average fair value of $10.36 per share, which was determined at the date of grant using a Black-Scholes option-pricing model with the following assumptions: a dividend yield of 2.1%, expected volatility ranging from 23.0% to 24.0%, a risk-free interest rate ranging from 4.24% to 5.10%, and an expected life of 5.1 years. Options awarded during the first nine months of 2005 had a weighted-average fair value of $8.91 per share, which was determined at the date of grant using a Black-Scholes option-pricing model with the following assumptions: a dividend yield of 2.3%, expected volatility ranging from 22.0% to 23.8%, a risk-free interest rate ranging from 3.56% to 4.60%, and an expected life of ranging from
5.1 years to 8 years.

A summary of the Company's stock option activity for the nine months ended September 30, 2006 is presented in the following table:

                                                                     WEIGHTED-
                                                                      AVERAGE
                                                         WEIGHTED    REMAINING      AGGREGATE
                                                         -AVERAGE   CONTRACTUAL     INTRINSIC
                                                         EXERCISE       TERM          VALUE
(IN 000S, EXCEPT PER SHARE DATA)               OPTIONS     PRICE      (YEARS)     (IN MILLIONS)
                                               -------   --------   -----------   -------------
Options outstanding at December 31, 2005 ...   17,683     $25.42
Awarded ....................................      979      44.80
Exercised ..................................   (2,180)     21.99
Forfeited ..................................     (137)     31.51
                                               ------
Options outstanding at September 30, 2006 ..   16,345     $26.99        6.0            $396
                                               ======
Options exercisable at September 30, 2006 ..    9,683     $21.72        4.6            $286

During the first nine months of 2006, the total intrinsic value of stock options exercised was $54.1 million and the total fair value of stock awards vested was $81.2 million. For the first nine months of 2005, the total intrinsic value of stock options exercised was $25.8 million and the total fair value of stock awards vested was $37.0 million.

RESTRICTED STOCK

At the date of the grant, the recipient of restricted stock awards has all rights of a stockholder, including voting and dividend rights, subject to certain restrictions on transferability and a risk of forfeiture. Restricted stock grants typically vest over a period of either 3 years or 6 years beginning on the date of grant.

A summary of the Company's restricted stock activity for the nine months ended September 30, 2006 is presented in the following table:

                                                       Number   Weighted-Average
                                                         of      Grant Date Fair
(IN 000S, EXCEPT PER SHARE DATA)                       Shares    Value Per Share
                                                       ------   ----------------
Non-vested restricted stock at December 31, 2005 ...     799         $35.73
Granted ............................................     351          44.65
Vested .............................................      (3)         35.72
Forfeited ..........................................     (19)         39.00
                                                       -----
Non-vested restricted stock at September 30, 2006 ..   1,128         $38.45
                                                       =====

The weighted-average grant date fair value of restricted stock granted during the nine months ended September 30, 2006 and 2005 was $18 million and $24 million, respectively or $44.65 and $38.01 per restricted share. During the nine month periods ended September 30, 2006 and 2005, 3,485 and 1,237 restricted shares vested, respectively.

Recorded compensation expense for share-based payment awards was $24.1 million and $15.3 million for the nine months ended September 30, 2006 and 2005, respectively. Tax benefits related to compensation expense for share based payment awards totaled $9.5 million and $5.9 million for the nine months ended September 30, 2006 and 2005, respectively. As of September 30, 2006, there was $49.0 million of total unrecognized compensation costs related to stock options and restricted stock awards. These costs are expected to be recognized over a weighted average period of 3.3 years.

In January 2005, the Company granted long-term equity performance ("LTEP") awards consisting of 269,300 restricted shares and 1,443,000 options to senior managers. These grants will be awarded only if specified Company-wide performance criteria are met by the end of 2007, and are subject to additional time-based vesting if the performance criteria are met. During the third quarter of 2006, management determined that it appeared probable the Company will meet the performance requirements as set forth in the LTEP plan. As a result, during the third quarter of 2006, the Company expensed a total of $7.6 million related to the LTEP awards, which included $6.4 million of a "catch-up" adjustment for amortization for prior periods from the date of the LTEP grant (January 2005) through June 30, 2006.

Share repurchases are utilized to, among other things, reduce the dilutive impact of our stock-based plans. At September 30, 2006, the Company has two approved share repurchase plans in place with 7.1 million shares remaining to be purchased. Repurchased shares are converted to Treasury shares and are used to satisfy stock option exercises, as needed. Share repurchase activity is dependent, among other things, on the availability of excess cash after meeting business and capital requirements. Therefore, the timing and amount of repurchases is not known and we do not have an estimate of the number of shares expected to be repurchased during 2006.

NOTE 9 GAIN CONTINGENCY

During the second quarter of 2006, the Company sold its minority investment in Institutional Capital Corporation ("ICAP"), an institutional money manager which was acquired by New York Life Investment Management. The Company recorded a $3.1 million gain during the second quarter of 2006 as a result of the initial closing of this sale. During the third quarter of 2006, the Company recorded a $5.8 million gain related to cash payments received based upon the partial satisfaction of a contingency clause on investor approvals and client retention.

Under the terms of the sale agreement, the Company may potentially receive an additional cash payment of up to $1.2 million during the fourth quarter of 2006 if the contingent investor approvals and client retention targets are fully satisfied. In addition, if certain indemnification obligations are satisfied, the Company may potentially receive an additional $5 million in the fourth quarter of 2007, upon the release of funds from an escrow established to cover any breaches of representations and warranties.

                          PART I. FINANCIAL INFORMATION
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                               SEPTEMBER 30, 2006

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

The Company and its subsidiaries offer high-quality investment capabilities through six branded investment teams: NWQ, specializing in value-style equities; Nuveen, managing fixed-income investments; Santa Barbara, committed to growth equities; Tradewinds, specializing in global equities; Rittenhouse, dedicated to "blue-chip" growth equities, and Symphony, with expertise in alternative investments as well as equity and income investments.

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

SUMMARY OF OPERATING RESULTS

The table presented below highlights the results of our operations for the three-month and nine-month periods ended September 30, 2006 and 2005:

FINANCIAL RESULTS SUMMARY
COMPANY OPERATING STATISTICS
($ in millions, except per share amounts)

                                                THREE MONTHS ENDED                NINE MONTHS ENDED
                                                   SEPTEMBER 30,                    SEPTEMBER 30,
                                          ------------------------------   ------------------------------
                                            2006       2005     % CHANGE     2006       2005     % CHANGE
                                          --------   --------   --------   --------   --------   --------
Gross sales of investment products        $  6,694   $  5,875      14%     $ 25,990   $ 20,013      30%
Net flows of investment products             2,402      2,035      18        13,378      9,779      37
Assets under management (1)(2)             154,167    128,172      20       154,167    128,172      20
Operating revenues                           181.9      158.3      15         514.2      432.0      19
Operating expenses                           105.1       82.0      28         277.7      218.9      27
Income before net interest and taxes(3)       83.5       77.0       9         248.9      218.5      14
Net interest expense                           6.7        5.6      20          22.4       11.0     104
Income taxes                                  30.7       27.9      10          89.0       79.9      11
Net income                                    46.2       43.5       6         137.4      127.6       8
Basic earnings per share                      0.59       0.57       4          1.77       1.54      15
Diluted earnings per share                    0.56       0.54       4          1.66       1.46      14
Dividends per share                           0.24       0.21      14          0.69       0.57      21

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

Gross sales of investment products (which include new managed accounts, deposits into existing managed accounts and the sale of open-end and closed-end fund shares) for the three-month and nine-month periods ended September 30, 2006 and 2005 are shown below:

GROSS INVESTMENT PRODUCT SALES
(in millions)

                                 THREE MONTHS ENDED   NINE MONTHS ENDED
                                    SEPTEMBER 30,       SEPTEMBER 30,
                                 ------------------   -----------------
                                    2006     2005      2006       2005
                                   ------   ------    -------   -------
Closed-End Funds                   $  369   $   14    $   595   $ 1,987
Mutual Funds                        1,374      923      4,226     2,323
Retail Managed Accounts             2,501    3,981     14,605    11,041
Institutional Managed Accounts      2,450      957      6,564     4,662
                                   ------   ------    -------   -------
   Total                           $6,694   $5,875    $25,990   $20,013
                                   ======   ======    =======   =======

Third quarter gross sales increased 14% to $6.7 billion when compared to the third quarter of the prior year. We had one new closed-end fund offering during the quarter. Sales of our Global Value Opportunity Fund raised nearly $0.4 billion. No new closed-end funds were offered during the third quarter of 2005. Mutual fund sales for the quarter remained strong, increasing $0.5 billion or 49% versus the prior year. Municipal mutual fund sales were up nearly 21% due to continued strong demand for the Nuveen High Yield Municipal Bond Fund. Equity mutual fund sales were also up significantly, driven by sales of our Nuveen NWQ Multi-Cap Value Fund and our Nuveen Tradewinds International Value Fund. As anticipated, capacity constraints impacted sales of our retail managed accounts this quarter. With several of our value style retail managed account investment strategies closed, value-style account sales declined $1.3 billion or 49%. Institutional managed account sales more than doubled for the quarter, reflecting strong investor interest in international and global investment styles.

Year-to-date sales increased 30% when compared to same period in the prior year. Closed-end fund sales declined due to fewer new offerings; we had two offerings in 2006 compared to three in 2005. Mutual fund sales increased 82% driven by increases in both municipal and equity fund sales. Retail and institutional managed account sales were up $5.5 billion or 35% driven by an increase in value-style equity managed account sales, primarily international value accounts.

Net flows of investment products for the three-month and nine-month periods ended September 30, 2006 and 2005 are shown below:

NET FLOWS
(in millions)

                                 THREE MONTHS ENDED   NINE MONTHS ENDED
                                    SEPTEMBER 30,       SEPTEMBER 30,
                                 ------------------   -----------------
                                   2006     2005         2006     2005
                                  ------   ------      -------   ------
Closed-End Funds                  $  380   $   32      $   602   $2,032
Mutual Funds                         886      593        2,607    1,296
Retail Managed Accounts             (454)   1,739        5,837    4,182
Institutional Managed Accounts     1,590     (329)       4,332    2,269
                                  ------   ------      -------   ------
   Total                          $2,402   $2,035      $13,378   $9,779
                                  ======   ======      =======   ======

Net flows increased $0.4 billion for the quarter versus the prior year. Flows into our closed-end funds increased approximately $0.3 billion quarter over quarter as a result of our 2006 Global Value Opportunity Fund offering. Mutual fund net flows were up $0.3 billion mainly as a result of an increase in flows into equity mutual funds. Retail managed account flows were down $2.2 billion for the quarter as a result of a decline in value-style equity account flows, primarily international style accounts. Institutional managed account flows remained strong, increasing $1.9 billion for the quarter driven mainly by an increase in Tradewinds' value-style account flows.

Net flows increased $3.6 billion year-to-date versus flows in the prior year. Year-to-date, net flows on closed-end funds were down $1.4 billion when compared to the prior year due to fewer offerings in 2006. Mutual fund net flows were up $1.3 billion when compared to the prior year due to increased sales. Year-to-date retail managed account flows were up $1.7 billion due to the acceleration of flows in the first half of 2006 due to the announced closing (to new investors) of our Tradewinds international growth strategy in retail managed accounts. Institutional managed account flows increased $2.1 billion year-to-date when compared to the prior year. The main driver of this growth was an increase in Tradewinds' value-style international managed account flows.

The following table summarizes net assets under management:

NET ASSETS UNDER MANAGEMENT (1)
(in millions)

                                 SEPTEMBER 30, 2006   DECEMBER 31, 2005   SEPTEMBER 30, 2005
                                 ------------------   -----------------   ------------------
Closed-End Funds                      $ 52,791             $ 51,997            $ 52,094
Mutual Funds                            17,407               14,495              14,050
Retail Managed Accounts                 55,634               47,675              43,222
Institutional Managed Accounts          28,335               21,950              18,806
                                      --------             --------            --------
   Total                              $154,167             $136,117            $128,172
                                      ========             ========            ========

(1)  Excludes defined portfolio product assets under surveillance.

Assets under management ended the quarter at just over $154 billion, an increase of 20% versus assets under management at the end of the third quarter of 2005 and an increase of 13% versus assets under management at the end of the prior year. At September 30, 2006, 50% or our assets were in equity portfolios, 41% in municipal portfolios and 9% in taxable income portfolios.

The following table presents the component changes in our assets under management for the three-month and nine-month periods ended September 30, 2006 and September 30, 2005:

CHANGE IN NET ASSETS UNDER MANAGEMENT
(in millions)

                              THREE MONTHS ENDED    NINE MONTHS ENDED
                                 SEPTEMBER 30,        SEPTEMBER 30,
                              ------------------   -------------------
                                2006      2005       2006       2005
                              -------   --------   --------   --------
Gross Sales                   $ 6,694   $ 5,875    $ 25,990   $ 20,013
Reinvested Dividends              102       104         251        258
Redemptions                    (4,394)   (3,944)    (12,863)   (10,492)
                              -------   -------    --------   --------
   Net Flows                    2,402     2,035      13,378      9,779
Appreciation/(Depreciation)     2,771     2,119       4,672      2,941
                              -------   -------    --------   --------
   Increase in Assets         $ 5,173   $ 4,154    $ 18,050   $ 12,720
                              =======   =======    ========   ========

Assets were up $5.2 billion during the third quarter as a result of net flows and market appreciation. All asset classes were positively impacted by market movement during the quarter, with equity assets up $1.0 billion, municipal assets up $1.5 billion and taxable fixed-income oriented assets up $0.2 billion as a result of market appreciation.

Assets were up $18.1 billion during the nine months ended September 30, 2006 due to strong net flows of $13.4 billion and market appreciation of $4.7 billion, with equity assets up $3.8 billion, municipal assets up $0.6 billion and taxable fixed-income oriented assets up $0.3 billion as a result of market appreciation.

Investment advisory fee income, net of sub-advisory fees and expense reimbursements, is shown in the following table:

INVESTMENT ADVISORY FEES (1)
(in thousands)

                    THREE MONTHS ENDED    NINE MONTHS ENDED
                      SEPTEMBER 30,         SEPTEMBER 30,
                   -------------------   -------------------
                     2006       2005       2006       2005
                   --------   --------   --------   --------
Closed-End Funds   $ 63,893   $ 63,400   $187,411   $186,688
Mutual Funds         23,187     18,159     64,514     51,724
Managed Accounts     89,845     59,577    250,198    169,296
                   --------   --------   --------   --------
Total              $176,925   $141,136   $502,123   $407,708
                   ========   ========   ========   ========

(1) Sub-advisory fee expense for the three month periods ended September 30, 2006 and 2005 was $6.2 million and $7.2 million, respectively, and $19.5 million and $20.8 million, respectively, for the nine month periods ended on such dates.

Advisory fees for the quarter increased 25% versus the prior year driven primarily by an increase in fees on managed accounts and mutual funds. Managed account fees increased for the quarter as a result of a $21.9 billion increase in assets under management. The increase in assets was the result of $13.1 billion in net flows, $3.4 billion as the result of the 2005 Santa Barbara acquisition and $5.4 billion in market appreciation. Mutual fund advisory fees increased 28% for the quarter as a result of a 13% increase in fees on municipal funds and a 115% increase in fees on equity funds. Fee increases on mutual funds were primarily driven by an increase in assets under management, which increased as a result of $1.7 billion in municipal fund net flows, $1.4 billion in equity fund net flows, and $0.2 billion in equity market appreciation. Closed-end fund fees increased due to a $0.7 billion increase in assets under management as a result of $0.9 billion of net flows offset partially by $0.2 billion in market depreciation.

For the year-to-date period, advisory fees rose 23% year over year. Similar to the results for the third quarter, the increase was mainly the result of an increase in fees on managed accounts and mutual funds. Managed account fees increased 48% year-to-date due to a $21.9 billion increase in assets under management. Mutual fund advisory fees increased 25% year-to-date as result of increases in assets under management on both equity funds and municipal funds.

Product distribution revenue for the three-month and nine-month periods ended September 30, 2006 and 2005 is shown in the following table:

PRODUCT DISTRIBUTION
(in thousands)

                         THREE MONTHS ENDED   NINE MONTHS ENDED
                           SEPTEMBER 30,        SEPTEMBER 30,
                         ------------------   -----------------
                           2006     2005        2006     2005
                          ------   ------      ------   ------
Closed-End Funds          $   90   $   --      $  377   $2,324
Muni/Fund Preferred(R)     1,245    1,452       3,623    3,919
Mutual Funds                 362     (216)       (332)     234
Other                         --       (3)         --       --
                          ------   ------      ------   ------
   Total                  $1,697   $1,233      $3,668   $6,477
                          ======   ======      ======   ======

Product distribution revenue increased $0.5 million for the quarter and decreased $2.8 million year-to-date. The increase for the quarter was driven by a $0.6 million increase in distribution revenue on mutual funds, which was partially offset by a $0.2 million decline in Muni/Fund Preferred(R) fees. Year-to-date, product distribution revenue declined $2.8 million mainly as a result of a decline in both the number of closed-end fund offerings in 2006 as well as the size of those offerings. Year-to-date mutual fund distribution revenue declined despite an increase in sales as a result of an increase in commissions paid to distributors on high dollar value sales.

PERFORMANCE FEES/OTHER REVENUE

Performance fees/other revenue consists of performance fees earned on institutional assets and various fees earned in connection with services provided on behalf of our defined portfolio assets under surveillance. Performance fees for the third quarter of 2006 were $3.1 million, down from $15.6 million in the third quarter of 2005. Year-to-date performance fees of $7.8 million declined $9.0 million versus the prior year.

OPERATING EXPENSES

The following table summarizes operating expenses for the three-month and nine-month periods ended September 30, 2006 and 2005:

OPERATING EXPENSES
(in thousands)

                                    THREE MONTHS ENDED    NINE MONTHS ENDED
                                       SEPTEMBER 30,        SEPTEMBER 30,
                                    ------------------   -------------------
                                      2006       2005      2006       2005
                                    --------   -------   --------   --------
Compensation and benefits           $ 72,911   $55,881   $186,378   $142,952
Advertising and promotional costs      3,728     3,596      9,073      9,334
Occupancy and equipment costs          6,032     5,539     17,938     16,120
Amortization of intangible assets      1,995     1,273      6,466      3,819
Travel and entertainment               2,290     1,871      7,076      5,651
Outside and professional services      7,411     6,302     22,098     18,608
Minority interest expense              1,398     1,406      4,485      4,219
Other operating expenses               9,324     6,118     24,165     18,154
                                    --------   -------   --------   --------
   Total                            $105,089   $81,986   $277,679   $218,857
                                    ========   =======   ========   ========
% of Operating Revenue                  57.7%     51.8%      54.0%      50.7%

SUMMARY

Operating expenses increased 28% for the third quarter and 27% year-to-date due mainly to increases in compensation and benefits.

COMPENSATION AND BENEFITS

Compensation and related benefits increased $17.0 million for the quarter and $43.4 million year-to-date versus the prior year. Both increases were the result of increases in base compensation as a result of new positions and salary increases as well as increases in overall incentive compensation due to the Company's higher profit level. A portion of the increase in overall incentive compensation relates to expense recognized in connection with various equity-based profits interests awarded to affiliates. The fair market value of unvested profits interests is being expensed over the appropriate vesting period of the related units as a compensation charge with a corresponding increase in minority interest outstanding (see also "Capital Resources, Liquidity and Financial Condition" below for further information). In addition, during the third quarter of 2006, management determined that it appeared probable the Company will meet the performance requirements as set forth in a long-term equity performance plan ("LTEP"). As a result, during the third quarter of 2006, the Company expensed a total of $7.6 million related to the LTEP awards, which included $6.4 million of a "catch-up" adjustment for amortization as if the plan had been expensed for prior periods from the date of the LTEP grant (January
2005) through June 30, 2006.

OCCUPANCY AND EQUIPMENT COSTS

Occupancy and equipment costs increased $0.5 million for the quarter and $1.8 million year-to-date due to an increase in leased space for NWQ, Tradewinds and Santa Barbara.

AMORTIZATION OF INTANGIBLES

Amortization of intangibles increased $0.7 million during the third quarter of 2006 and $2.6 million year-to-date as a result of amortization of intangible assets associated with the Santa Barbara acquisition (See

Note 4 to the Consolidated Financial Statements, "Goodwill and Intangible Assets" for further information).

OUTSIDE AND PROFESSIONAL SERVICES

Outside and professional services expense increased $1.1 million for the third quarter and $3.5 million year-to-date primarily due to an increase in electronic information expense as we provide our investment and research teams with more data and other tools to better manage their portfolios.

MINORITY INTEREST EXPENSE

Minority interest expense results from key employees at NWQ, Tradewinds, Symphony, and Santa Barbara having been granted non-controlling equity-based profits interests in their respective businesses (see also "Capital Resources, Liquidity and Financial Condition" below for further information).

ALL OTHER OPERATING EXPENSES

All other operating expenses, including advertising and promotional costs, travel and entertainment, and other expenses increased approximately $3.8 million for the third quarter and $7.2 million year-to-date. The increase for the quarter is the result of a $4.3 million closed-end fund related structuring fee paid during the third quarter of 2006. There were no closed-end fund related structuring fees paid in the third quarter of the prior year. Year-to-date, all other operating expenses are up primarily due to $3.2 million of additional structuring fees during 2006. In addition, 2006 year-to-date results reflect a $1.3 million increase in recruiting and other employee related expenses, as well as a $1.4 million increase in travel and entertainment related expenses.

OTHER INCOME/(EXPENSE)

Other income/(expense) includes realized gains and losses on investments and miscellaneous income, including the gain or loss on the disposal of property.

The following is a summary of other income/(expense) for the three-month and nine-month periods ended September 30, 2006 and 2005:

OTHER INCOME/(EXPENSE)
(in thousands)

                                  THREE MONTHS      NINE MONTHS
                                     ENDED             ENDED
                                 SEPTEMBER 30,     SEPTEMBER 30,
                                 -------------   ----------------
                                  2006    2005     2006     2005
                                 ------   ----   -------   ------
Gains/(Losses) on Investments    $6,976   $730   $12,820   $2,279
Gains/(Losses) on Fixed Assets       --     (3)     (171)    (420)
Miscellaneous Income/(Expense)     (256)   (39)     (315)   3,514
                                 ------   ----   -------   ------
   Total                         $6,720   $688   $12,334   $5,373
                                 ======   ====   =======   ======

Total other income/(expense) increased $6.0 million for the quarter and $7.0 million year to date when compared to the prior year. The $6.0 million increase for the third quarter of 2006 was mainly due to a $5.7 million gain that resulted from our disposition of our minority interest in Institutional Capital Corporation ("ICAP").

Year-to-date other income/(expense) increased $7.0 million over the prior year mainly due to $8.5 million of realized gains on the sale of investments, $8.8 million of which is due to gains realized to date related to our sale of ICAP. During the first nine months of the prior year, we accelerated the recognition of unamortized deferred gains and losses resulting from various interest rate hedging activities associated with previously outstanding private-placement debt. This acceleration was the result of the early repayment of the private-placement debt and generated $3.6 million of miscellaneous income during the first nine months of 2005.

NET INTEREST EXPENSE

The following is a summary of net interest expense for the three-month and nine-month periods ended September 30, 2006 and 2005:

NET INTEREST EXPENSE
(in thousands)

                                   THREE MONTHS         NINE MONTHS
                                      ENDED                ENDED
                                  SEPTEMBER 30,        SEPTEMBER 30,
                                -----------------   -------------------
                                  2006      2005      2006       2005
                                -------   -------   --------   --------
Dividend and Interest Revenue   $ 3,008   $ 2,444   $  7,198   $  7,065
Interest Expense                 (9,686)   (8,027)   (29,610)   (18,055)
                                -------   -------   --------   --------
   Total                        $(6,678)  $(5,583)  $(22,412)  $(10,990)
                                =======   =======   ========   ========

Net interest expense increased $1.1 million in the third quarter of 2006 when compared to the third quarter of 2005 and $11.4 million year-to-date year over year, due to increased interest expense associated with the repurchase of shares from STA in the second quarter of 2005 and the related increase in outstanding debt.

RECENT ACCOUNTING PRONOUNCEMENTS

FIN 48

On July 13, 2006, the Financial Accounting Standards Board ("FASB") posted to its website the final Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 is effective for us as of January 1, 2007 and supplements SFAS No. 109, "Accounting for Income Taxes," by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. FIN 48 requires that the tax effects of a position be recognized only if it is "more-likely-than-not" to be sustained based solely on its technical merits as of the reporting date. The term "more-likely-than-not" means a likelihood of more than fifty percent. In addition, FIN 48 requires new annual disclosures in the notes to the financial statements. Tabular disclosure of the beginning and ending balances of unrecognized tax benefits, as well as significant increases and/or decreases to unrecognized tax benefits is required. Nuveen Investments does not expect FIN 48 to have a material impact to its financial statements.

SFAS No. 157

On September 15, 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," ("SFAS No. 157"). SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities by defining fair value, establishing a framework for measuring fair value, and expanding disclosure requirements about fair value measurements. SFAS No. 157 does not require any new fair value measurements. Prior to this standard, methods for measuring fair value were diverse and inconsistent, especially for items that are not actively traded. The standard clarifies that, for items that are not actively traded, such as certain kinds of derivatives, that fair value should reflect the price in a transaction with a market participant, including an adjustment for risk, not just the company's mark-to-market model value. The standard also requires expanded disclosure of the effect on earnings for items measured using unobservable data.

Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, SFAS No. 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data (for example, the reporting entity's own data). Finally, under SFAS No. 157, fair value measurements would be separately disclosed by level within the fair value hierarchy.

SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted. The Company has not completed a study of what effect SFAS No. 157 will have on its financial position and results of operations.

SFAS No. 158

On September 29, 2006, the FASB issued a new pension standard, SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS No. 158"), marking the end of the first phase of the FASB's project for revamping retiree-benefit accounting. For publicly traded companies, SFAS No. 158 is effective for fiscal years ending after December 15, 2006. SFAS No. 158 requires an employer to:

     (a) recognize in its statement of financial position an asset for a plan's overfunded status or a liability for a plan's underfunded status;

     (b) measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year; and

     (c) recognize changes in the funded status of a defined benefit post-retirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income.

In the new standard, the funded status of a pension will be defined as the difference between the fair value of a plan's assets and the projected benefit obligation ("PBO"). The PBO reflects future pay increases. As discussed in the Company's 2005 annual report on Form 10-K, for the year ended December 31, 2005, the Company had updated certain actuarial assumptions used to determine the accumulated benefit obligation ("ABO") for its qualified pension plan. As a result, the Company's qualified pension plan was determined to be underfunded on an ABO basis as of December 31, 2005. Consequently, a charge was recorded to stockholders' equity, net of income tax benefits, as a component of other comprehensive loss of approximately $2.4 million. Had SFAS No. 158 been effective as of December 31, 2005, the Company would have also recorded an additional charge to stockholders' equity, net of income tax benefits, as a component of other comprehensive loss of approximately $2.7 million. The Company is not able to estimate the impact to stockholders' equity as of December 31, 2006 due to several factors, including performance on our plan assets. Finally, SFAS No. 158 does not impact our post-retirement plan, as the Company currently carries this plan at its funded status.

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

SENIOR REVOLVING CREDIT FACILITY

In addition to the senior term notes, the Company has a $400 million senior revolving credit facility that expires on September 15, 2010. As of December 31, 2005, the Company borrowed $150 million of the total amount available under the new senior revolving credit facility, primarily in order to repay the remaining amount due under the bridge credit facility. During the second quarter of 2006, the Company repaid $50 million under this credit facility. As of September 30, 2006, the Company had $100 million outstanding under this credit facility. The rate of interest payable under the agreement is, at the Company's option, a function of either one of various floating rate indices or the Federal Funds rate. The agreement requires the Company to pay a facility fee at an annual rate of a range of 0.08% to 0.15% that is dependent on our debt rating. Proceeds from borrowings under this facility may be used for fulfilling day-to-day cash requirements and general corporate purposes, including acquisitions, share repurchases and asset purchases. There are conventional financial covenants associated with this credit facility, including a minimum net worth requirement and a maximum leverage ratio. We were in compliance with those covenants as of September 30, 2006. We do not believe that the bank facility requirements will have any impact on our ability to use the credit facility in the future.

OTHER

In addition to the above facilities, our broker-dealer subsidiary may utilize available, uncommitted lines of credit with no annual facility fees, which approximate $50 million, to satisfy unanticipated, short-term liquidity needs. As of September 30, 2006 and December 31, 2005, no borrowings were outstanding on these uncommitted lines of credit.

EQUITY AND DIVIDENDS

As part of the NWQ acquisition, key individuals of NWQ purchased a non-controlling, member interest in NWQ Investment Management Company, LLC. The non-controlling interest of $0.3 million as of September 30, 2006, and $0.4 million as of September 30, 2005, is reflected in minority interest on the consolidated balance sheets. This purchase allows management to participate in NWQ's profits above specified levels beginning January 1, 2003 subject to a cap. During the three and nine months ended September 30, 2006, we recorded approximately $0.9 million and $2.8 million, respectively, of minority interest expense, which reflects the portion of profits applicable to the minority owners. During the three and nine months ended September 30, 2005, we recorded approximately $1.4 million and $4.2 million, respectively, of minority interest expense, which reflects the portion of profits applicable to the minority owners. Beginning in 2004 and continuing through 2008, the Company has the right to purchase the non-controlling members' respective interests in NWQ at fair value. On February 13, 2004, the Company exercised its right to call 100% of the Class 2 minority members' interests for $15.4 million. Of the total amount paid, approximately $12.9 million was recorded as goodwill. On February 15, 2005, the Company exercised its right to call 100% of the Class 3 NWQ minority members' interests for $22.8 million. Of the total amount paid, approximately $22.5 million was recorded as goodwill. On February 15, 2006, the Company exercised its right to call 25% of the Class 4 NWQ minority members' interests for $22.6 million. Of the total amount paid on March 1, 2006, approximately $22.5 million was recorded as goodwill.

In the first quarter of 2006 in connection with the launching of the Tradewinds NWQ Global Investors platform, a new equity opportunity was established. The Company established two separate programs, one covering Tradewinds and the other covering the traditional NWQ business. These programs allow key individuals of these businesses to participate in the growth of either Tradewinds or NWQ over the next five years. Four classes of units were established at each of Tradewinds and NWQ (collectively referred to as "Units"). One of the classes of Units at each of NWQ and Tradewinds vests on June 30 of each of 2007, 2008, 2009 and 2010. During the first nine months of 2006, we recorded approximately $0.7 million of minority interest expense, which reflects the portion of profits applicable to minority owners. The Units entitle the holders to receive a distribution of the cash flow from either Tradewinds' or NWQ's business to the extent such cash flow exceeds certain thresholds. The distribution thresholds increase from year to year and the distributions of the profits interests are also subject to a cap in each year. Beginning in 2008 and continuing through 2011, the Company has the right to acquire the Units of the non-controlling members.

In the second quarter of 2006 an equity opportunity was established to allow key individuals of Symphony Asset Management ("Symphony") to participate in Symphony's earnings growth over the next five years. Three classes of units were established (collectively referred to as "Symphony Units"). The first class of Symphony Units vests on June 30, 2007, the second on June 30, 2009, and the final class on June 30, 2011. During the first nine months of 2006, we recorded approximately $13,000 of minority interest expense, which reflects the portion of profits applicable to the minority owners. The Units entitle the holders to receive a distribution of the cash flow from Symphony's business to the extent such cash flow exceeds certain thresholds. The distribution thresholds increase from year to year and the distributions of the profits interests are subject to a cap in each year. Beginning in 2008 and continuing through 2012, the Company has the right to acquire the Units of the non-controlling members.

As part of the Santa Barbara acquisition in 2005, an equity opportunity was established to allow key individuals of SBAM to participate in Santa Barbara's earnings growth over the next five years. Four classes of units were issued (collectively referred to as "SB Units"). The first class of SB Units was fully vested upon issuance. The second class shall vest one third on June 30, 2007, one third on June 30, 2008, and one third on June 30, 2009. One third of the third class of SB Units vested upon issuance, one third will vest on June 30, 2007, and one third will vest on June 30, 2009. The final class shall vest on June 30, 2009. During the first nine months of 2006, we recorded approximately $0.9 million of minority interest expense, which reflects the portion of profits applicable to the minority owners. The Units entitle the holders to receive a distribution of the cash flow from Santa Barbara's business to the extent such cash flow exceeds certain thresholds. The distribution thresholds increase from year to year and the distributions of profits interests are also subject to a cap in each year. Beginning in 2008 and continuing through 2012, the Company has the right to acquire the Units of the non-controlling members.

At September 30, 2006, we held in treasury 42,144,746 shares of Nuveen Investments common stock. During the third quarter and first nine months of 2006, the Company repurchased 360,596 and 1,462,991 shares of common stock in open market transactions as part of an on-going repurchase program. On August 9, 2006, a new share repurchase program was approved to replenish the existing share repurchase program by authorizing the repurchase of up to 7 million additional shares of common stock. As a result of the replenishment and the remaining 424,184 shares from the previous authorization, the Company is authorized to repurchase up to 7.4 million shares of common stock. As of September 30, 2006, the remaining authorization covered 7.1 million shares.

During the third quarter and first nine months of 2006, we paid out dividends on common shares totaling approximately $18.8 million and $54.2 million, respectively. The payment of future dividends is dependent upon, among other things, our financial condition, results of operations, capital requirements and alternative uses of capital.

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

Risks, uncertainties and other factors that pertain to our business and the effects of which may cause our assets under management, earnings, revenues, profit margins, and/or our stock price to decline include: (1) the effects of the substantial competition that we, like all market participants, face in the investment management business; (2) our inability to access third-party distribution channels to market our products; (3) the adverse effects of declines in securities markets and/or poor investment performance by our managers on our assets under management and future offerings; (4) a decline in the market for closed-end funds, mutual funds and managed accounts; (5) the adverse effect of increases in interest rates from their present levels on the net asset value of our assets under management that are invested in fixed-income securities; (6) our failure to comply with contractual requirements and/or guidelines in our client relationships; (7) our failure to comply with various government regulations, including federal and state securities laws, and the rules of the National Association of Securities Dealers; (8) our reliance on revenues from investment management contracts that are subject to annual renewal by the independent board of trustees overseeing the related funds according to their terms; (9) the loss of key employees that could lead to the loss of assets; (10) burdensome regulatory developments; (11) the impact of accounting pronouncements; (12) the effect of increased leverage on us due to our incurrence of additional indebtedness as a result of our $600 million share repurchase in 2005; (13) unforeseen developments in litigation involving the securities industry or the Company; and (14) other risks described from time to time in our SEC filings.

                          PART I. FINANCIAL INFORMATION
       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                               SEPTEMBER 30, 2006

MARKET RISK

The following information, and information included elsewhere in this report, describes the key aspects of certain financial instruments that have market risk.

INTEREST RATE SENSITIVITY

As of September 30, 2006, we had $100 million outstanding under our senior revolving credit facility. The rate of interest payable under the agreement is, at the Company's option, a function of either one of various floating rate indices or the Federal Funds rate. We estimate that a 100 basis point increase (1 percentage point) in interest rates from the level at September 30, 2006, would result in a $1.0 million increase in annual interest expense; however, it would have no impact on the fair value of the debt at September 30, 2006. In addition to the $100 million of debt outstanding under our revolving credit facility at September 30, 2006, we also had $550 million of senior unsecured notes, including $250 million of 5-year notes and $300 million of 10-year notes. The five-year notes bear interest at an annual fixed rate of 5.0% payable semi-annually, beginning March 15, 2006. The 10-year senior notes bear interest at an annual fixed rate of 5.5% payable semi-annually, also beginning March 15, 2006. A change in interest rates would have had no impact on interest incurred on our fixed rate debt or cash flow, but would have had an impact on the fair value of the debt. We estimate that a 100 basis point increase in interest rates from the levels at September 30, 2006, would have resulted in a net decrease in the fair value of our debt of approximately $27.8 million at September 30, 2006.

Our investments consist primarily of Company-sponsored managed investment funds that invest in a variety of asset classes. Additionally, the Company periodically invests in new advisory accounts to establish a performance history prior to a potential product launch. Company-sponsored funds and accounts are carried on our consolidated financial statements at fair market value and are subject to the investment performance of the underlying sponsored fund or account. Any unrealized gain or loss is recognized upon the sale of the investment. The carrying value of the Company's investments in fixed-income funds or accounts, which expose us to interest rate risk, was approximately $54 million and $46 million at September 30, 2006 and 2005, respectively. We estimate that a 100 basis point increase in interest rates from the levels at September 30, 2006, would result in a net decrease of approximately $2 million in the fair value of the fixed-income investments at September 30, 2006. We estimate that a 100 basis point increase in interest rates from the levels at September 30, 2005, would have resulted in a net decrease of approximately $2 million in the fair value of the fixed-income investments at September 30, 2005.

Also included in investments at September 30, 2006 are certain swap agreements and futures contracts that are sensitive to changes in interest rates. The futures contracts and swap agreements are being used to mitigate overall market risk related to our investments in recently created product portfolios that are not yet marketed. The fair value of these instruments totaled approximately $0.8 million and $0.4 million at September 30, 2006 and 2005, respectively. We estimate that a 100 basis point increase in interest rates from the levels at September 30, 2006, would have resulted in a net increase in the fair market value of the open derivatives of $1.6 million. We estimate that a 100 basis point increase in interest rates from the levels at September 30, 2005, would have resulted in a net increase in the fair market value of the open derivatives of $2 million. See Note 6 "Derivative Financial Instruments" to our Consolidated Financial Statements for more information.

EQUITY MARKET SENSITIVITY

As discussed above in the interest rate sensitivity section, we invest in certain Company-sponsored managed investment funds and accounts that invest in a variety of asset classes. The carrying value of the Company's investments in funds and accounts subject to equity price risk is approximately $46 million and $43 million, at September 30, 2006 and 2005, respectively. As of September 30, 2006 we estimate that a 10% adverse change in equity prices would result in a decrease of approximately $4.6 million in the fair value of equity assets. As of September 30, 2005, we estimate that a 10% adverse change in equity prices would have resulted in decreases of approximately $4.3 million in the fair value of our equity securities. The model to determine sensitivity assumes a corresponding shift in all equity prices.

                         ITEM 4. CONTROLS AND PROCEDURES

Effective as of September 30, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chairman and Chief Executive Officer, President, and Principle Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, the Company's Chairman and Chief Executive Officer, President, and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective and no changes are required at this time. In connection with management's evaluation, pursuant to the Exchange Act Rule 13a-15(d), no changes during the quarter ended September 30, 2006 were identified that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                      ISSUER PURCHASES OF EQUITY SECURITIES

                                                                     (c) Total    (d) Maximum
                                                                      Number         Number
                                                                     of Shares     of Shares
                                                                     Purchased      that May
                                          (a) Total                 as Part of      Yet Be
                                            Number    (b) Average   a Publicly     Purchased
                                          of Shares    Price Paid    Announced     Under the
Period                                    Purchased    per Share      Program       Program
------                                    ---------   -----------   ----------   ------------
Share purchases prior to July 1, 2006
   under current repurchase program(1):   6,575,795      $31.23      6,575,795       424,205
July 1, 2006 - July 31, 2006                     21       43.19             21       424,184
August 1, 2006 - August 31, 2006                 --          --             --     7,424,184
September 1, 2006 - September 30, 2006      360,575       49.00        360,575     7,063,609
                                          ---------      ------      ---------     ---------
   Total                                  6,936,391      $32.15      6,936,391     7,063,609
                                          ---------      ------      ---------     ---------

(1) Excludes 18,192,843 shares repurchased from St. Paul Travelers for $32.98 per share during 2005. Such shares were not repurchased under a Company adopted share repurchase program. See Note 1 to the Consolidated Financial Statements, "Basis of Presentation" for further information about this repurchase.

A new share repurchase program was publicly announced and approved on August 9, 2006. This program replenished the existing share repurchase program by authorizing the repurchase of up to 7 million shares of common stock. As a result of the replenishment and the remaining 424,184 shares from the previous authorization, the Company is authorized to repurchase up to 7.4 million shares of common stock. As of September 30, 2006, the remaining authorization covered approximately 7.1 million shares. There is not a pre-determined expiration date for this plan.

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

31.1* Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2* Certification of President pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.3* Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

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

                                        NUVEEN INVESTMENTS, INC.
                                        (Registrant)


DATE: November 8, 2006                  By /s/ Glenn R. Richter
                                           -------------------------------------
                                           Glenn R. Richter
                                           Executive Vice President and Chief
                                           Administrative Officer
                                           Principal Financial Officer


DATE: November 8, 2006                  By /s/ Sherri A. Hlavacek
                                           -------------------------------------
                                           Sherri A. Hlavacek
                                           Vice President and Corporate
                                           Controller
                                           Principal Accounting Officer

EXHIBIT INDEX

EXHIBIT NO.                               DESCRIPTION
-----------                               -----------
   31.1*      Certification of Chief Executive Officer pursuant to Rule
              13a-14(a) of the Securities Exchange Act of 1934.

   31.2* Certification of President pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

   31.3*      Certification of Principal Financial Officer pursuant to Rule
              13a-14(a) of the Securities Exchange Act of 1934.

   32.1*      Certification of Chief Executive Officer pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   32.2* Certification of President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   32.3*      Certification of Principal Financial Officer pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------
*    filed herewith