Form 10-K
period 2006-12-31
NUVEEN INVESTMENTS INC
filed 2007-03-01
CIK 885708

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission file number 1-11123
NUVEEN INVESTMENTS, INC.
(Exact name of registrant as specified in its charter)

Delaware	36-3817266
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

333 West Wacker Drive	60606
Chicago, Illinois	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code:	312-917-7700

Securities registered pursuant to Section 12(b) of the Act:
Class A Common Stock, $.01 par value	New York Stock Exchange
(Title of Class)	(Name of each exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act: None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐   No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑   No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
Large accelerated filer ☑   Accelerated filer ☐   Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐   No ☑
The aggregate market value of the outstanding Common Stock held by non-affiliates of the Registrant as of June 30, 2006 was $3,114,080,083. This calculation does not reflect a determination that persons are affiliates for any other purposes.
The number of shares of the Registrant’s Common Stock outstanding at February 23, 2007 was 79,391,331 shares of Class A Common Stock, $.01 par value.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Registrant’s Proxy Statement (the “2007 Proxy Statement”) relating to the annual meeting of stockholders to be held May 9, 2007 are incorporated by reference into Part III of this report.

PART I
Item 1. Business
General
The principal businesses of Nuveen Investments, Inc. (the “Company,” or the “Registrant,” or “we,” or “Nuveen Investments,” or “our,” where applicable) are asset management and related research, as well as the development, marketing and distribution of investment products and services for the institutional, affluent, and high-net-worth market segments. We distribute our investment products and services, including individually managed accounts, closed-end exchange-traded funds (“closed-end funds”) and open-end mutual funds (“open-end funds” or “mutual funds”), to the affluent and high-net-worth market segments through unaffiliated intermediary firms including broker-dealers, commercial banks, private banks, affiliates of insurance providers, financial planners, accountants, consultants and investment advisors. We also provide institutional managed accounts and partnerships to several institutional market segments.
The Company and its subsidiaries offer high-quality investment capabilities through six branded investment teams: NWQ, specializing in value-style equities; Nuveen Asset Management (“Nuveen”), focusing on fixed-income investments; Santa Barbara, specializing in growth equities; Tradewinds, specializing in global equities; Rittenhouse, dedicated to “blue-chip” growth equities; and Symphony, with expertise in alternative investments as well as equity and credit strategies.
Our operations are organized around our principal advisory subsidiaries, which are registered investment advisers under the Investment Advisers Act of 1940. Certain of these advisory subsidiaries manage various Nuveen branded mutual funds and closed-end funds and others provide investment management services for institutional and individual managed accounts. Additionally, Nuveen Investments, LLC, a registered broker and dealer in securities under the Securities Exchange Act of 1934, provides investment product distribution and related services for the Company’s managed funds and, through March of 2002, sponsored and distributed the Company’s defined portfolios.
Various disclosures contained in this report constitute “forward-looking statements” that are subject to certain risks and uncertainties. See Item 1A. “Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Information and Risks” for more information on such risks and uncertainties.
Company History and Acquisitions
The Company, headquartered in Chicago, is the successor to a business formed in 1898 by Mr. John Nuveen that served as an underwriter and trader of municipal bonds. This core business was augmented in 1961 when the Company developed and introduced its first municipal unit trust product (“defined portfolio” or “UIT”), a fixed portfolio of municipal securities selected and purchased by the Company and deposited in a trust. The Company introduced its first municipal bond mutual fund in 1976, and its first municipal bond closed-end fund in 1987. The Company began providing individual managed account services to investors in early 1995, and since 1996 the Company has offered an increasingly wide range of equity-based managed accounts and funds to its target markets.
On January 2, 1997, the Company completed the acquisition of Flagship Resources, Inc., a manager of both municipal mutual funds and municipal managed accounts for individual investors.
On August 31, 1997, the Company completed the acquisition of all of the outstanding stock of Rittenhouse Financial Services, Inc. (“Rittenhouse”), which specializes in managing individual equity and balanced portfolios primarily for high-net-worth individuals served by financial advisors. Rittenhouse provided the Company with a high-quality, scalable distribution and service platform focused on the growing retail managed account market.

On September 17, 1999, the Company completed the sale of its investment banking business to US Bancorp Piper Jaffray. In conjunction with the sale, the Company ceased underwriting and distributing municipal bonds and serving as remarketing agent for variable rate bonds.
On July 16, 2001, the Company completed the acquisition of Symphony Asset Management, LLC (“Symphony”), an institutional investment manager based in San Francisco. As a result of the acquisition, the Company’s product offerings expanded to include alternative investments designed to reduce risk through market-neutral and other strategies in several equity and fixed-income asset classes. Symphony also manages several long-only portfolios for the Company.
In the first quarter of 2002, the Company exited the defined portfolio business. As a result, the Company no longer creates and distributes new defined portfolios. Defined portfolios previously sponsored by the Company that are still outstanding continue to be administered by the Company.
On August 1, 2002, the Company completed the acquisition of NWQ Investment Management (“NWQ”), an asset management firm that specializes in value-oriented equity investments. NWQ has significant relationships among institutions and financial advisors serving high-net-worth investors.
On October 3, 2005, the Company completed the acquisition of Santa Barbara Asset Management (“Santa Barbara”). Santa Barbara specializes in mid- to large-cap and small- to mid-cap growth equities, primarily serving institutions and high-net-worth investors.
In the first quarter of 2006, a separate investment management platform was established, dedicated to international and global investing. This new unit, named Tradewinds Global Investors, LLC is one of the distinct, independent and separately branded investment teams within Nuveen Investments. This team previously managed international and global value portfolios as part of NWQ. Of the assets managed by NWQ at December 31, 2005, approximately $15 billion are now part of Tradewinds.
Each of our distinct and highly specialized investment teams maintains strong brand investment research and trading platforms while increasingly leveraging shared resources provided by Nuveen Investments in sales, service, marketing, operations and administration.
The Company was incorporated in the State of Delaware on March 23, 1992, as a wholly-owned subsidiary of The St. Paul Companies, Inc. (now The St. Paul Travelers Companies, Inc. (“St. Paul Travelers” or “STA”)). John Nuveen & Co. Incorporated, the predecessor of the Company (now named Nuveen Investments, LLC), had been a wholly-owned subsidiary of St. Paul Travelers since 1974. During 1992, St. Paul Travelers sold a portion of its ownership interest in the Company through a public offering.
On April 7, 2005, St. Paul Travelers sold approximately 40 million shares of our common stock in a secondary underwritten public offering. Upon the closing of the secondary offering, the Company was no longer a majority-owned subsidiary of St. Paul Travelers, and as of the end of September 2005, all of St. Paul Travelers’ remaining ownership interest in the Company had been sold.
Lines of Business
We derive substantially all of our revenues from providing investment advisory services and distributing our open-end, closed-end and managed account products to affluent, high-net-worth and institutional investors. This is our main business activity and only operating segment.
The following series of tables, including Gross Sales of Investment Products, Net Flows, and Net Assets Under Management, provide data that should be helpful in understanding the Company’s business and should be referred to while reading the separate discussions that follow the tables.

Gross Sales of Investment Products
The following table summarizes gross sales for the Company’s products for the past three years:
Gross Sales of Investment Products
(in thousands)

	Year Ended December 31,
	2006	2005	2004
Managed Accounts:
Retail	$17,122,406	$15,602,815	$15,497,165
Institutional	8,747,062	6,297,292	5,939,308

Total	25,869,468	21,900,107	21,436,473

Mutual Funds:
Municipal	3,692,844	2,497,685	1,381,353
Equity and Income	1,948,896	693,359	243,445

Total	5,641,740	3,191,044	1,624,798

Closed-End Exchange-Traded Funds:
Municipal	220	14	161,004
Taxable Fixed Income	185,507	274,270	1,706,036
Equity and Income	409,369	2,027,659	1,021,154

Total	595,096	2,301,943	2,888,194

Total	$32,106,304	$27,393,094	$25,949,465

Net Flows of Investment Products
The following table summarizes net flows (equal to the sum of sales, reinvestments and exchanges less redemptions) for the Company’s products for the past three years:
Net Flows
(in thousands)

	Year Ended December 31,
	2006	2005	2004
Managed Accounts:
Retail	$5,487,649	$6,561,967	$8,367,137
Institutional	5,606,835	2,829,633	3,455,259

Total	11,094,484	9,391,600	11,822,396

Mutual Funds:
Municipal	2,006,778	1,390,945	280,449
Equity and Income	1,614,982	443,566	7,437

Total	3,621,760	1,834,511	287,886

Closed-End Exchange-Traded Funds:
Municipal	11,902	10,603	180,376
Taxable Fixed Income	176,611	274,404	1,709,876
Equity and Income	427,659	2,073,945	1,021,154

Total	616,172	2,358,952	2,911,406

Total	$15,332,416	$13,585,063	$15,021,688

Net Assets Under Management
The following table shows net assets managed by the Company at December 31 for each of the past three years:
Net Assets Under Management
(in millions)

	December 31,
	2006	2005	2004
Managed Accounts:
Retail	$58,556	$47,675	$36,975
Institutional	31,563	21,950	15,582

Total	90,119	69,625	52,557

Mutual Funds:
Municipal	14,812	12,675	11,381
Equity and Income	3,720	1,820	1,299

Total	18,532	14,495	12,680

Closed-End Exchange-Traded Funds:
Municipal	35,763	35,682	35,934
Taxable Fixed Income	12,230	12,352	12,414
Equity and Income	4,965	3,963	1,868

Total	52,958	51,997	50,216

Total	$161,609	$136,117	$115,453

Asset Management
Investment Capabilities Overview
The Company, through its advisory subsidiaries, offers six primary investment styles: value equities through NWQ; fixed-income through Nuveen; growth equities through Santa Barbara; global equities through Tradewinds; “blue-chip” growth equities through Rittenhouse; and core equity, fixed-income and hedged alternative investments through Symphony. Within these primary investment styles, the Company sponsors several product structures, including separately managed accounts, closed-end funds and mutual funds. In its capacity as an adviser, the Company is responsible for the execution of the investment policies of the various funds or managed accounts it advises. Investment decisions for each fund or account are made by the portfolio management teams responsible for the fund or managed account.
Our NWQ portfolio team specializes in value-oriented equity investments with a philosophy of investing in undervalued companies with identified catalysts to improve profitability and/or unlock value. Nuveen’s fixed-income style concentrates primarily on the research, selection and management of municipal bond portfolios, as well as a number of taxable strategies, with the goal of generating attractive current income while preserving capital. Our Santa Barbara portfolio team primarily invests in mid- to large-cap and small- to mid-cap companies that exhibit stable and consistent earnings growth. Our Tradewinds portfolio team is dedicated to international and global equity investing. Our Rittenhouse portfolio team follows a “blue-chip” growth stock strategy that centers generally on identifying some of the largest companies that are financially strong, are global leaders in their industries and have demonstrated above-average long-term growth in earnings and, if applicable, in dividends. Symphony’s hedged alternative investment disciplines are designed to reduce the systematic risk of investing in several equity and fixed-income asset classes with the goal of producing positive returns regardless of broad market direction. Symphony also manages a number of credit-based strategies and “core” equity long-only portfolios that leverage Symphony’s unique process and combine quantitative analysis with qualitative insight. The Company also offers investment products in a variety of taxable income styles including preferred securities, convertible securities, real estate investment trusts (“REITs”) and emerging market debt. Most of these styles are accessed through sub-advisory relationships with other specialized, unaffiliated investment managers.
The Company has traditionally had a very low employment turnover rate among its portfolio managers. The majority of the Company’s portfolio managers, as well as those employed by sub-advisers, have devoted most of their professional careers to the analysis, selection and surveillance of the types of securities held in the funds or accounts they manage.
Sponsored Products
Managed Accounts
The Company provides tailored investment management services to institutions and individuals through traditional managed accounts. Managed accounts are individual portfolios comprised primarily of stocks and bonds that offer investors the opportunity for a greater degree of customization than packaged products. Our managed account offerings include large-cap growth and value accounts, small-cap and mid-cap growth and value accounts, small-cap core accounts, international equity accounts, blends of stocks and bonds, and market-neutral as well as tax-free and taxable-income accounts. Accounts managed by Symphony include privately offered hedge funds. Symphony offers single- and multi-strategy hedged portfolios across different asset classes and capitalization ranges including U.S. equities, convertible, high-yield and investment-grade debt, and senior loans. Symphony also manages structured-finance products such as CLO’s (collateralized loan obligations).
Closed-End Funds
As of December 31, 2006, the Company sponsored 116 closed-end funds that are actively managed. Of these funds, 98 invest exclusively in municipal securities. Of the remaining 18 funds, three invest primarily in senior loans, one invests in REITs, two invest in a blend of income and equity strategies, two invest in preferred and convertible securities, three invest solely in preferred securities, four invest in equity index and option securities, one invests primarily in adjustable rate securities, one in debt securities or debt-related derivative instruments and one in equity and securities of both U.S. and non-U.S. companies. Closed-end funds do not continually offer to sell and redeem their shares. Rather, daily liquidity is provided by the ability to trade the shares of these funds on the New York Stock Exchange, the American Stock Exchange and the NASDAQ, at prices that may be above or below the shares’ net asset value. The municipal closed-end funds include insured and uninsured national and single-state funds. Most of these funds have “leveraged” their capital structures through the issuance of both common and preferred shares. The dividends paid to preferred shareholders are based on short-term, tax-free interest rates, while the proceeds from the issuance of preferred shares are invested by the funds in longer-term municipal securities. This leveraged capital structure is designed to generate additional dividend potential for the common shareholders based on the historically observed differences between short-term and long-term interest rates. The closed-end funds that invest in senior loans, REITs, taxable-income and equity strategies and preferred and convertible securities also have leveraged capital structures. They use preferred shares or short-term borrowings in a manner consistent with the municipal closed-end funds, in an attempt to generate additional incremental income for common shareholders. If the preferred share dividend rate or short-term borrowing rate were to exceed the net rate of return earned by a fund’s investment portfolio for an extended period, the fund’s Board of Directors may consider redeeming the outstanding preferred shares or reducing the short-term borrowings. In addition, the fund’s Board may consider repurchasing shares or converting the fund from its closed-end exchange-traded status into an open-end fund if the fund persistently trades on the stock exchange at deep discounts to its net asset value per share. Either of these situations may negatively affect total assets under management.
Mutual Funds
As of December 31, 2006, the Company offered 46 open-end mutual funds. These funds are actively managed and continuously offer to sell their shares at prices based on the daily net asset values of their portfolios. All 46 funds offer daily redemption at net asset value. Of the 46 mutual funds, the Company offers 31 national and state-specific municipal funds that invest substantially all of their assets in diversified portfolios of limited-term, intermediate-term or long-term municipal bonds. The Company offers 12 mutual funds that invest exclusively in U.S. equities, international equities, or in portfolios combining equity with taxable fixed-income or municipal securities. The Company offers three taxable-bond funds that invest primarily in fixed-income securities. In recent periods, the Company has increased its focus on creating and introducing new mutual funds to its target markets, particularly into advisor platforms that offer fee-based, rather than commission based services to investors.
Overview
The relative attractiveness of the Company’s managed accounts, mutual funds and closed-end funds to investors depends upon many factors, including current and expected market conditions, the performance histories of the funds, their current yields, the availability of viable alternatives and the level of continued participation by unaffiliated, third party firms that distribute the Company’s products to their customers.
The assets under management of managed accounts, mutual funds and closed-end funds are affected by changes in the market values of the underlying securities. Changing market conditions may cause positive or negative shifts in valuation and, subsequently, in the advisory fees earned by the Company from these assets.
At December 31, 2006, Nuveen, NWQ, Santa Barbara, Rittenhouse, Symphony, and Tradewinds managed 40%, 22%, 3%, 2%, 5% and 20% of the Company’s total assets, respectively. Approximately 8% of the Company’s assets are managed through external sub-advisory relationships.
Advisory Fees
The Company provides investment management services to funds, accounts and portfolios pursuant to investment management agreements. With respect to managed accounts, Rittenhouse, Santa Barbara, Nuveen, Symphony, Tradewinds and NWQ generally receive fees, on a quarterly basis, based on the value of the assets managed on a particular date, such as the first or last calendar day of a quarter, or on the average asset value for the period. Symphony, Tradewinds and NWQ may receive performance fees on certain institutional accounts and hedge funds based on the performance of the accounts. With respect to mutual funds and closed-end funds, the Company receives fees based either on each fund’s average daily net assets or on a combination of the average daily net assets and gross interest income.
Pursuant to sub-advisory agreements: Institutional Capital Corporation (“ICAP”) performs portfolio management services on behalf of three equity-based mutual funds; Security Capital Research & Management Incorporated (“SC”) performs portfolio management services for our REIT closed-end fund and a diversified dividend and income closed-end fund; Wellington Management Company, LLP (“WM”) performs portfolio management services in emerging markets for a diversified dividend and income closed-end fund; Spectrum Asset Management, Inc. (“SM”) performs portfolio management services for three preferred securities closed-end funds, two preferred and convertible income closed-end funds and a tax-advantaged floating rate closed-end fund; Froley, Revy Investment Co., Inc. (“FR”) performs portfolio management services for two preferred and convertible income closed-end funds, although Symphony will replace FR as the sub-advisor for these funds as the fund shifts some of its assets to equity-oriented investments managed by Symphony; and Gateway Advisors (“GA”) performs portfolio management services for four equity index and option funds. The Company had a 23% non-voting minority equity ownership interest in ICAP that was sold in 2006; the Company has no equity ownership interest in SC, WM, SM, FR or GA.

Advisory fees, net of sub-advisory fees and expense reimbursements, earned on managed assets for each of the past three years are shown in the following table:
Net Investment Advisory Fees
(in thousands)

	Year Ended December 31,
	2006	2005	2004
Managed Accounts	$343,551	$239,612	$173,094

Closed-End Exchange-Traded Funds	282,571	277,929	266,180
Less: Sub-Advisory Fees	(29,833)	(28,406)	(26,885)

Net Advisory Fees	252,738	249,523	239,295

Mutual Fund Advisory Fees	92,559	72,682	67,533
Less: Reimbursed Expenses	(916)	(87)	(153)
Less: Sub-Advisory Fees	(2,085)	(2,067)	(3,955)

Net Advisory Fees	89,558	70,528	63,425

Total	$685,847	$559,663	$475,814

The Company’s advisory fee schedules currently provide for maximum annual fees ranging from 0.40% to 0.60% in the case of the municipal and taxable fixed income mutual funds, and 0.75% to 1.05% in the case of the equity mutual funds. Maximum fees in the case of the closed-end funds currently range from 0.35% to 1.00% of total net assets, except with respect to five select portfolios. The investment management agreements for these select portfolios provide for annual advisory fees ranging from 0.25% to 0.30%. Additionally, for 57 funds offered since 1999, the investment management agreement specifies that, for at least the first five years, the Company will waive a portion of management fees or reimburse other expenses. The investment management agreement provides for waived management fees or reimbursements of other expenses ranging from 0.20% to 0.45% for the first five years. In each case, the management fee schedules provide for reductions in the fee rate at increased asset levels.
In August 2004, the Company implemented a complex-wide fund pricing structure for all of its managed funds. The complex-wide pricing structure separates traditional portfolio management fees into two components — a fund specific component and an aggregate complex-wide component. The aggregate complex-wide component introduces breakpoints related to the entire complex of managed funds, rather than utilizing breakpoints only within individual funds. Above these breakpoints, fee rates are reduced on incremental assets.
For separately managed accounts, fees are negotiated and are based primarily on asset size, portfolio complexity and individual needs. These fees can range from 0.17% to 1.00% of net asset value annually, with the majority of the assets falling between 0.26% and 0.68%.
The Company may earn performance fees for performance above specifically defined benchmarks for various of its investment strategies. Performance fees earned by privately offered hedge funds or performance-based separate accounts, are generally measured annually and are recognized only at the performance measurement dates contained in an individual account management agreement. The underlying measurement dates for approximately 70% of our performance-based arrangements fall in the second half of each calendar year.
The Company pays ICAP, SC, WM, SM, FR and GA a portfolio advisory fee for sub-advisory services. The sub-advisory fees are based on the percentage of the aggregate amount of average daily net assets in the funds they sub-advise. The fee schedules provide for rate declines as asset levels increase.

Pursuant to sub-advisory agreements, the Company, through its advisory subsidiaries, performs portfolio management services on behalf of two equity-based closed-end funds, a fixed-income based closed-end fund, and a Canadian senior loan fund traded on the Toronto Stock Exchange. The closed-end fund sub-advisory agreements are with a subsidiary of Merrill Lynch, and the Canadian fund with Fairway Capital Management. The Company earns sub-advisory fees based on the assets in the funds it sub-advises.
Investment Management Agreements
Each managed fund has entered into an investment management agreement with a Nuveen Investments advisory subsidiary (each, an “Adviser”). Although the specific terms of each agreement vary, the basic terms are similar. Pursuant to the agreements, the Adviser provides overall management services to each of the funds, subject to the supervision of each fund’s Board of Directors and in accordance with each fund’s investment objectives and policies. The investment management agreements are approved initially by fund shareholders and their continuance must be approved annually by the directors of the respective funds, including a majority of the directors who are not “interested persons” of the Adviser, as defined in the Investment Company Act of 1940. Amendments to such agreements typically must be approved by fund shareholders. Each agreement may be terminated without penalty by either party upon 60 days’ written notice, and terminates automatically upon its assignment (as defined in the Investment Company Act of 1940). Such an “assignment” would take place in the event of a change in control of the Adviser. Under the Investment Company Act of 1940, a change in control of the Adviser would be deemed to occur in the event of certain changes in the ownership of the Company’s voting stock. The termination of all or a portion of the investment management agreements, for any reason, could have a material adverse effect on the Company’s business and results of operations.
Each fund bears all expenses associated with its operations, including the costs associated with the issuance and redemption of securities, where applicable. The funds do not bear compensation expenses of directors or officers of the fund who are employed by the Company or its subsidiaries. Some of the Company’s investment management agreements provide that, to the extent certain enumerated expenses exceed a specified percentage of a fund’s or a portfolio’s average net assets for a given year, the Adviser will absorb such excess through a reduction in the management fee and, if necessary, pay such expenses so that the year-to-date net expense will not exceed the specified percentage. In addition, the Company may voluntarily waive all or a portion of its advisory fees from a fund, and/or reimburse expenses, for competitive reasons. Reimbursed expenses for mutual funds, including voluntary waivers, totaled $0.9 million during the year ended December 31, 2006. The Company expects to continue voluntary waivers at its discretion. The amount of such waivers may be more or less than historical amounts.
Services provided by NWQ, Santa Barbara, Rittenhouse, Nuveen, Symphony and Tradewinds to each of the individual accounts are also governed by management contracts, which are customized to suit a particular account. A majority of these contracts and the assets under management of Rittenhouse, Nuveen, NWQ, Tradewinds, Santa Barbara, and Symphony involve investment management services provided to clients who are participants in “wrap-fee” programs sponsored by unaffiliated investment advisers or broker-dealers. Such agreements, and the other investment agreements to which Rittenhouse, NWQ, Tradewinds, Symphony, Santa Barbara and Nuveen are parties, generally provide that they can be terminated without penalty upon written notice by either party within any specified period. Under the provisions of the Investment Advisers Act of 1940, such investment management agreements may not be assigned to another manager without the client’s consent. The term “assignment” is broadly defined under this Act to include any direct or indirect transfer of the contract or of a controlling block of the adviser’s stock by a security holder.
Overview of Distribution and Relationships with Distributors
The Company distributes its investment products and services, including separately managed accounts, closed-end funds and mutual funds, through registered representatives associated with unaffiliated national and regional broker-dealers, commercial banks, private banks, broker-dealer affiliates of insurance agencies and independent insurance dealers, financial planners, accountants, and tax consultants (“retail distribution firms”)

and through unaffiliated consultants serving institutional markets. The Company also provides investment products and services directly to institutional markets. The Company’s distribution strategy is to maximize the accessibility and distribution potential of its investment products by maintaining strong relationships with a broad array of registered representatives and independent advisors and consultants. The Company has well-established relationships with registered representatives in retail distribution firms throughout the country. These registered representatives participate to varying degrees in the Company’s marketing programs, depending upon any one or more of the following factors: their interest in distributing investment products provided by the Company; their perceptions of the relative attractiveness of the Company’s managed funds and accounts; the profiles of their customers and their clients’ needs; and the conditions prevalent in financial markets.
Registered representatives may reduce or eliminate their involvement in marketing the Company’s products at any time, or may elect to emphasize the investment products of competing sponsors, or the proprietary products of their own firms. Registered representatives may receive compensation incentives to sell their firm’s investment products or may choose to recommend to their customers investment products sponsored by firms other than the Company. This decision may be based on such considerations as investment performance, types and amount of distribution compensation, sales assistance and administrative service payments, and the levels and quality of customer service. In addition, a registered representative’s ability to distribute the Company’s mutual funds is subject to the continuation of a selling agreement between the firm with which the representative is affiliated and the Company. A selling agreement does not obligate the retail distribution firm to sell any specific amount of products and typically can be terminated by either party upon 60 days’ notice. During 2006, there were no distribution relationships at any one firm that represented 10% of consolidated operating revenue for 2006.
The Company employs external and internal sales and service professionals who work closely with intermediary distribution partner firms and consultants to offer products and services for affluent, high-net-worth investors and institutional investors. These professionals regularly meet with independent advisors and consultants, who distribute the Company’s products, to help them develop investment portfolio and risk-management strategies designed around the core elements of a diversified portfolio. The Company also employs several professionals who provide education and training to the same independent advisors and consultants. These professionals offer expertise and guidance on a number of topics including wealth management strategies, practice management development, asset allocation and portfolio construction.
Distribution Revenue
As part of the Company’s asset management business, the Company earns revenue upon the distribution of the Company’s mutual funds and upon the public offering of new closed-end exchange-traded funds. The Company does not earn distribution revenue upon the establishment of managed accounts.
Common shares of closed-end funds are initially sold to the public in offerings that are underwritten by a syndication group, including the Company, through our Nuveen Investments, LLC, broker-dealer. Underwriting fees earned are dependent upon our level of participation in a syndicate or selling group for a new closed-end fund. During the year ended December 31, 2006, there were two new closed-end funds offered by the Company.
All of the Company’s mutual funds have adopted a Flexible Sales Charge Program that provides investors with alternative ways of purchasing fund shares based upon their individual needs and preferences.
Class A shares may be purchased at a price equal to the fund’s net asset value plus an up-front sales charge ranging from 2.5% of the public offering price for limited-term municipal funds to 5.75% for equity funds. At the maximum sales charge level, approximately 90% to 95% of the sales charge is typically reallowed as a concession to the retail distribution firms. From time to time, the Company may reallow all of the sales charge to retail distribution firms or waive the sales charge and advance a sales commission to such firms in connection with marketing programs or special promotions. Additionally, purchases of Class A shares that equal or exceed $1 million may be made without an up-front sales charge, but are subject to a Contingent Deferred Sales Charge (“CDSC”) ranging from 0.50% to 1% for shares redeemed within 18 months. In order to compensate retail distribution firms for Class A share sales that are $1 million or greater, the Company advances a sales commission ranging from 0.50% to 1.75% at the time of sale. Class A shares are also subject to an annual Securities and Exchange Commission (“SEC”) Rule 12b-1 service fee of between 0.20% and 0.25% of assets, which is used to compensate securities dealers for providing on-going financial advice and other services to investors.
Class B shares may be purchased at a price equal to the fund’s net asset value without an up-front sales charge. Class B shares are subject to an annual SEC Rule 12b-1 distribution fee of 0.75% of assets to compensate the Company for costs incurred in connection with the sale of such shares, an annual SEC Rule 12b-1 service fee of between 0.20% and 0.25% of assets for the on-going services of securities dealers, and a CDSC which declines from 5% to 1% for shares redeemed within a period of 5 or 6 years. The Company compensates retail distribution firms for sales of Class B shares at the time of sale at the rate of 4% of the amount of Class B shares sold, which represents a sales commission plus an advance of the first year’s annual SEC Rule 12b-1 service fee. Class B shares convert to Class A shares after they are held for eight years.
Class C shares may be purchased without an up-front sales charge at a price equal to the fund’s net asset value. However, these shares are subject to an annual SEC Rule 12b-1 distribution fee of 0.35% to 0.75% of assets designed to compensate securities dealers over time for the sale of the fund shares, an annual SEC Rule 12b-1 service fee of between 0.20% and 0.25% of assets used to compensate securities dealers for providing continuing financial advice and other services, and a 1% CDSC for shares redeemed within 12 months of purchase. In addition, the Company advances a 1% sales commission to retail distribution firms at the time of sale and, in return, receives the first year’s SEC Rule 12b-1 distribution fee and SEC Rule 12b-1 service fee.
Class R shares are available for purchase at a price equal to the fund’s net asset value with no on-going fees or CDSCs. These shares are available primarily to clients of fee-based advisers, wrap programs and others under certain limited circumstances.
The markets for mutual funds are highly competitive, with many participating sponsors. Based upon the information available, the Company believes that it held significantly less than a 5% share of the market with respect to net sales of mutual funds in each of the last three years.
General Business Discussions
Advertising and Promotion
The Company provides individual registered representatives with daily prices, weekly, monthly and quarterly sales bulletins, monthly product, statistical and performance updates, product education programs, product training seminars, and promotional programs coordinated with its advertising campaigns. In addition, the Company regularly coordinates its marketing and promotional efforts with individual registered representatives. The Company also augments its marketing efforts through magazine, newspaper and other forms of advertising, targeted direct mail and telemarketing sales programs, web-based marketing and sponsorship of certain sports and civic activities.
Employees
At December 31, 2006, the Company had 828 full-time employees. Employees are compensated with a combination of salary, cash bonus and fringe benefits. In addition, the Company has sought to retain its key and senior employees through competitive incentive arrangements, which include equity-based opportunities. The Company considers its relations with its employees to be good.

Competition
The Company is subject to substantial competition in all aspects of its business. The registered representatives that distribute the Company’s investment products also distribute numerous competing products, often including products sponsored by the retail distribution firms where they are employed. There are relatively few barriers to entry for new investment management firms. The Company’s managed account business is also subject to substantial competition from other investment management firms seeking to be approved as managers in the various “wrap-fee” programs. The sponsor firms have a limited number of approved managers at the highest and most attractive levels of their programs and closely monitor the investment performance of such firms on an on-going basis as they evaluate which firms are eligible for continued participation in these programs.
The Company is also subject to competition in obtaining the commitment of underwriters to underwrite its closed-end fund offerings. To the extent the increased competition for underwriting and distribution causes higher distribution costs, the Company’s net revenue and earnings will be reduced. Investment products are sold to the public by broker-dealers, banks, insurance companies and others, and many competing investment product sponsors offer a broader array of investment products. Many of these institutions have substantially greater resources than the Company. In addition, continuing consolidation in the financial services industry is altering the landscape in which the Company’s distributors compete and the economics of many of the products they offer. The effect that these continuing changes in the brokerage and investment management industries will have on the Company and its competitors cannot be predicted. The Company competes with other providers of products primarily on the basis of the range of products offered, the investment performance of such products, quality of service, agreed-upon fees, the level and type of broker compensation, the manner in which such products are marketed and distributed, and the services provided to registered representatives and investors.
Regulatory
Nuveen Investments, LLC, is registered as a broker-dealer under the Securities Exchange Act of 1934 and is subject to regulation by the SEC, the NASD Regulation, Inc. (the “NASD”) and other federal and state agencies and self-regulatory organizations. Nuveen Investments, LLC, is subject to the SEC’s Uniform Net Capital Rule, designed to enforce minimum standards regarding the general financial condition and liquidity of a broker-dealer. Under certain circumstances, this rule may limit the ability of the Company to make withdrawals of capital and receive dividends from Nuveen Investments, LLC. The regulatory net capital of Nuveen Investments, LLC, has consistently exceeded such minimum net capital requirements. At December 31, 2006, Nuveen Investments, LLC, had aggregate net capital, as defined, of approximately $8.1 million, which exceeded the regulatory minimum by approximately $5.2 million. The securities industry is one of the most highly regulated in the United States, and failure to comply with related laws and regulations can result in the revocation of broker-dealer licenses, the imposition of censures or fines, and the suspension or expulsion of a firm and/or its employees from the securities business.
Each of our investment adviser subsidiaries (and each of the previously identified unaffiliated sub-advisers to certain of the Company’s funds) is registered with the SEC under the Investment Advisers Act. Each closed-end fund, open-end fund and defined portfolio is registered with the SEC under the Investment Company Act. Each national open-end fund is qualified for sale (or not required to be so qualified) in all states in the United States and the District of Columbia. Each single-state open-end fund is qualified for sale (or not required to be so qualified) in the state for which it is named and other designated states. Virtually all aspects of the Company’s investment management business, including the business of the sub-advisers, are subject to various federal and state laws and regulations. These laws and regulations are primarily intended to benefit the investment product holder and generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict the Company (and any sub-adviser) from carrying on its investment management business in the event that it fails to comply with such laws and regulations. In such an event, the possible sanctions, which may be imposed, include the suspension of individual employees, limitations on the

Company’s engaging in the investment management business for specified periods of time, the revocation of the Advisers’ registrations as investment advisers or other censures and fines.
The Company’s officers, directors, and employees may, from time to time, own securities that are also held by one or more of the funds. The Company’s internal policies with respect to individual investments require prior clearance of all transactions in securities of the Company and other restrictions are imposed with respect to transactions in the Company’s closed-end fund securities. All employees of the Company are considered access persons and as such are subject to additional restrictions with respect to the pre-clearance of the purchase or sale of securities over which they have investment discretion. The Company also requires employees to report transactions in certain securities and restricts certain transactions so as to seek to avoid the possibility of improper use of information relating to the management of client accounts.
Regulatory authorities, including the NASD and the SEC, examine our registered broker-dealer and investment adviser subsidiaries, or the registered investment companies managed by our affiliates, from time to time in the regular course of their businesses. In addition, from time to time the Company or one or more of its registered subsidiaries receives information requests from a regulatory authority as part of an industry-wide “sweep” examination of particular topics or industry practices.
Available Information
The Company’s website is www.nuveen.com. The Company is required to file certain reports with the SEC. The Company makes available free of charge through its internet site, via a link to a third party provider, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports filed or furnished pursuant to the Securities Exchange Act of 1934 as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
Item 1A. Risk Factors
Risks Relating to Our Business
We face substantial competition in the investment management business.
All aspects of our business are subject to substantial competition. This includes competition for continued access to brokerage firms’ retail distribution systems and “wrap-fee” managed account programs. The loss of such access could result in a loss of assets under management, which could adversely affect our revenues. In addition, in part as a result of the substantial competition in the asset management industry, there has been a trend toward lower fees in some segments of the asset management business. In order for us to maintain our fee structure in a competitive environment, we must be able to provide clients with investment returns and service that will encourage them to be willing to pay such fees. There can be no assurance that we will be able to maintain our current fee structure or that we will be able to develop new products that the market or our registered representatives find attractive. Fee reductions on existing or future business could have an adverse impact on our revenue and profitability.
Our business relies on third-party distribution programs.
Our ability to distribute our products is highly dependent on access to the client base of financial advisors that also offer competing investment products. Registered representatives who recommend our products may reduce or eliminate their involvement in marketing our products at any time, or may elect to emphasize the investment products of competing sponsors, or the proprietary products of their own firms. In addition, registered representatives may receive compensation incentives to sell their firm’s investment products or may choose to recommend to their customers investment products sponsored by firms other than the Company. In addition, a registered representative’s ability to distribute our mutual funds is subject to the continuation of a selling agreement between the firm with which the representative is affiliated and us. We cannot be sure that we will continue to gain access to these financial advisors. The inability to have this access could have a material adverse effect on our business.
Significant and sustained declines in securities markets or poor investment performance may adversely affect our assets under management and our future offerings.
Securities markets are inherently volatile and may be impacted by factors beyond our control, including such factors as global, national and local political and economic conditions, inflation, investor preferences and legal and regulatory changes. Significant and sustained declines in securities markets may reduce our assets under management and sales of our products, and, as a result, adversely affect our revenues. In addition, our investment performance is one of the primary factors associated with the success of our business. Poor investment performance by our managers for a sustained period could adversely affect our level of assets under management and associated revenues. Moreover, sustained periods of poor investment performance and increased redemptions by existing clients may eliminate performance fees and diminish our ability to sell our products and attract new investors. For example, during the past few years, growth equities generally have performed poorly, negatively impacting the performance of Rittenhouse. From December 31, 2005 to December 31, 2006, assets under management at Rittenhouse have fallen from $5.9 billion to $3.4 billion.
Fluctuations in interest rates could adversely affect our assets under management.
A substantial portion of our assets under management are invested in fixed-income securities. Increases in interest rates from their present levels may adversely affect the values of these assets. In addition, increases in interest rates may have a magnified adverse effect on our leveraged closed-end funds. Moreover, fluctuations in interest rates may have a significant impact on securities markets, which may adversely affect our overall assets under management.
A significant and sustained decline in equity markets would reduce our assets under management and our fee revenues.
As of December 31, 2006, 52% of our assets under management were equity assets. A significant and sustained decline in the equity markets would likely significantly reduce our assets under management. Since our fee revenue is based upon assets under management, a significant decline in such assets would result in a significant reduction in revenue.
Our business is dependent upon our retaining our key personnel.
Our executive officers, investment professionals and senior relationship personnel are important elements of the success of our business. The market for qualified personnel to fill these roles is extremely competitive. We anticipate that we will need to recruit and retain qualified investment and other professionals. However, we may not be successful in our efforts to recruit and retain the required personnel. The loss of key personnel, or the inability to recruit and retain portfolio managers or marketing personnel, could have a material adverse effect on our business.
Our business is subject to extensive regulation, and compliance failures and changes in regulation could adversely affect us.
Our investment advisory business is subject to client guidelines and contractual and other requirements. A failure to adhere to these guidelines or satisfy these requirements could result in client withdrawals and could result in losses which could be recovered by the client from us in certain circumstances. Our businesses are also subject to extensive regulation, including by the SEC and the NASD. Our failure to comply with applicable laws, regulations or rules of self-regulatory organizations could cause regulatory authorities to institute proceedings against us or our subsidiaries and could result in the imposition of sanctions ranging from censure and fines to termination of an investment adviser or broker-dealer’s registration and otherwise prohibiting an investment adviser from acting as an investment adviser. Changes in laws, regulations, rules of self-regulatory organizations or in governmental policies, and unforeseen developments in litigation targeting the securities industry generally or us, could have a material adverse effect on us. The impact of future accounting pronouncements could also have a material adverse affect upon us.
Our revenues will decrease if our investment advisory contracts are terminated.
A substantial portion of our revenues are derived from investment advisory agreements. Our investment advisory agreements with registered fund clients are approved initially by the sole fund shareholder and their continuance must be approved annually by the trustees of the respective funds, including a majority of the trustees who are not “interested persons” of our relevant advisory subsidiary or the fund, as defined in the Investment Company Act of 1940, as amended, to which we refer as the “Investment Company Act”. Amendments to these agreements typically must be approved by funds’ boards of trustees and, if material, by the shareholders. Each agreement may be terminated without penalty by either party upon 60 days’ written notice. In addition, under the Investment Company Act, each of the investment advisory agreements of our advisory subsidiaries with registered fund clients would terminate automatically upon its assignment (as defined in the Investment Company Act). Our investment advisory agreements with advisory clients, other than registered fund clients, generally provide that they can be terminated without penalty upon written notice by either party within any specified period. Under the provisions of the Investment Advisers Act of 1940, as amended, to which we refer as the “Investment Advisers Act”, those investment advisory agreements may not be assigned without the client’s consent. The term “assignment” is broadly defined under the Investment Company Act and the Investment Advisers Act to include any direct or indirect transfer of the contract or of a controlling block of the adviser’s stock by a security holder. The termination of all or a portion of the investment advisory agreements, for any reason, could have a material adverse effect on our business and results of operations.
Failure to comply with client contractual requirements and/or guidelines could have negative consequences which might cause our earnings or stock price to decline.
When clients retain us to manage assets or provide products or services on their behalf, they specify guidelines or contractual requirements that we are required to observe in the provision of our services. A failure to comply with these guidelines or contractual requirements could result in damage to our reputation or to the client seeking to recover losses from us, reducing assets under management, or terminating its contract with us, any of which could cause our earnings or stock price to decline.
We may continue to acquire other companies, and the expected benefits of such acquisitions may not materialize.
The acquisition of complementary businesses and the development of strategic alliances have been and may continue to be active parts of our overall business strategy. Services, key personnel or businesses of acquired companies may not be effectively incorporated into our business or service offerings and our alliances may not be successful. Moreover, we may be unable to retain the clients or key employees of the companies we acquire, or we may be unable to achieve expected cost reductions or economies of scale.
Our increased indebtedness could increase the costs of our borrowing and make it more difficult to raise additional capital in the future.
In 2005, we issued $550 million of senior unsecured notes, and incurred $150 million in outstanding borrowings under our $400 million credit facility, principally to refinance existing debt and to finance the repurchase of $600 million of our common stock from STA. See “Item 1. “Business — Company History and Acquisitions.” These obligations resulted in a significant increase in leverage compared to our capital structure prior to their incurrence, which will increase our borrowing costs and could adversely affect our ability to raise additional capital in the future.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
The Company is headquartered in Chicago, and has other primary offices in Los Angeles, CA, San Francisco, CA, Santa Barbara, CA and Radnor, PA. The Company also has sales representatives located nationally. The Company leases approximately 354,000 square feet of office space across the country. Management believes that the Company’s facilities are adequate to serve its currently anticipated business needs. The Company has also used, registered, and/or applied to register certain service marks to distinguish its investment products and services from its competitors in the U.S. and in foreign countries and jurisdictions. The Company enforces its service marks and other intellectual property rights in the U.S. and abroad.
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
Item 4. Submission of Matters to a Vote of Security Holders
No matter was submitted to a vote of security holders during the quarter ended December 31, 2006.
Supplemental Item — Executive Officers of the Registrant
The names, ages and positions of the current executive officers of the Company, are set forth below. Unless otherwise indicated in the following descriptions, each of the following executive officers and other key officers has held his or her current position with the Company or its predecessor for more than the past five years.

Executive Officers	Age	Principal Position
Timothy R. Schwertfeger	57	Chairman, Chief Executive Officer and Director

John P. Amboian	45	President and Director

Alan G. Berkshire	46	Senior Executive Vice President, Institutional Business Development

William Adams IV	51	Executive Vice President, U.S. Structured Products

Alan A. Brown	44	Executive Vice President, Mutual Funds

Glenn R. Richter	45	Executive Vice President, Chief Administrative Officer, and Principal Financial Officer

John L. MacCarthy	47	Senior Vice President, Secretary, and General Counsel

Sherri A. Hlavacek	44	Vice President, Corporate Controller, and Principal Accounting Officer
All executive officers of the Company serve at the pleasure of the Company’s board of directors. There are no family relationships between any of the Company’s executive officers, key officers and directors, and there are no arrangements or understandings between any of these executive officers and any other persons pursuant to which the executive officer was appointed. Each of Mr. Schwertfeger and Mr. Amboian is party to an employment agreement with the Company that is subject to automatic one-year extensions if the executive remains employed by the Company.
Mr. Schwertfeger has been Chairman and Chief Executive of the Company and its various subsidiaries since 1996. He also serves as Chairman of the Nuveen Investments Funds.
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
Mr. Adams has been Executive Vice President, U.S. Structured Products of the Company since December 1999. Prior thereto, Mr. Adams was Managing Director of Structured Investments effective September 1997 and Vice President and Manager, Corporate Marketing effective August 1994.
Mr. Brown has been Executive Vice President, Mutual Funds, since October 2005. He joined the Company in November 2001 as Managing Director and Chief Marketing Officer. Prior thereto, he served as Chief Marketing Officer at Amazon.com since September 2000.
Mr. Richter became Executive Vice President and Chief Administrative Officer when he joined the Company in May 2006. In October 2006, he was designated as the Principal Financial Officer of the Company. Prior thereto, he served as Executive Vice President and Chief Financial Officer of RR Donnelley & Sons since April 2005. Prior to this, from 2000 to April 2005, he served in various capacities at Sears, Roebuck and Co. (a multi-line retailer), including Executive Vice President and Chief Financial Officer, Senior Vice President, Finance and Vice President and Controller.
Mr. MacCarthy became Senior Vice President and General Counsel when he joined the Company in March 2006 and became Secretary in May 2006. Prior to that time, he was a partner at the law firm of Winston & Strawn LLP since 1993.
Ms. Hlavacek, Vice President and Corporate Controller of the Company, became the Principal Accounting Officer in October 2006. She joined the Company in 1998 as Vice President and Assistant Controller. In 2001, she was promoted to Vice President and Corporate Controller.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
ISSUER PURCHASES OF EQUITY SECURITIES

			Total	Maximum
			Number	Number
			of Shares	of Shares
			Purchased	that May
	Total		as Part of	Yet Be
	Number	Average	a Publicly	Purchased
	of Shares	Price Paid	Announced	Under the
Period	Purchased	per Share	Program	Program
Fourth quarter purchases:
October 1, 2006 — October 31, 2006	171,800	$48.50	171,800	6,891,809
November 1, 2006 — November 30, 2006	162,906	50.21	162,906	6,728,903
December 1, 2006 — December 31, 2006	165,800	50.87	165,800	6,563,103

Total fourth quarter purchases	500,506	$49.84	500,506	6,563,103

A new share repurchase program was approved and publicly announced on August 9, 2006. This program replenished the existing share repurchase program by authorizing the repurchase of up to 7 million additional shares of common stock. As a result of this replenishment and the remaining 424,184 shares from a previous authorization approved and announced on August 9, 2002, the Company is authorized, as of December 31, 2006, to repurchase 6.6 million additional shares.
At December 31, 2006, there were approximately 41,987 shareholders of record of the Company’s common stock. Though we currently expect to continue to pay quarterly cash dividends, the payment and amount of such cash dividends in the future is dependent upon our financial condition, results of operations, capital requirements, alternative uses of capital and other factors. Other information required by this item is contained in footnote 15 in Part II, Item 8 of this Annual Report on Form 10-K.
See Item 12 of Part III of this Form 10-K for certain information regarding our equity compensation plans.

Stockholder Return Information
Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on the Company’s Class A Common Stock to the Russell 2000 Index and to the internally calculated Peer Group for the 5-year period commencing December 31, 2001 and ending December 31, 2006. In each case, the chart assumes a $100 investment on December 31, 2001 and that all dividends are reinvested. The Average Annual Return on JNC for the period is 18.02%.

	Dec-2001	Dec-2002	Dec-2003	Dec-2004	Dec-2005	Dec-2006
JNC	100	97	104	158	174	216
Russell 2000	100	80	117	139	145	172
Peer Group (2005)	100	76	111	146	188	217
Peer Group	100	76	111	146	187	214
The Company’s Peer Group includes all domestic publicly traded investment management firms with a market capitalization of at least 1% of the Peer Group. The results are included for each full year in which the firm was publicly traded and met the minimum capitalization requirements. The return of the Peer Group is weighted by the market capitalization of each firm at the beginning of each year that such firm is included in the Peer Group. The following companies are included in the Peer Group:

Affiliated Managers Group Inc.	AMG
AllianceBernstein Holding L.P.	AB
BlackRock, Inc.	BLK
Calamos Asset Management, Inc.	CLMS	(2005 – 2006)
Eaton Vance Corp.	EV
Federated Investors Inc.	FII
Franklin Resources Inc.	BEN
GAMCO Investors, Inc.	GBL
Legg Mason Inc.	LM
Neuberger Berman Inc.	NEU	(2002)
SEI Investments Co.	SEIC
Janus Capital Group Inc.	JNS/ SV
T. Rowe Price Group, Inc.	TROW
Waddell & Reed Financial Inc.	WDR

The Stockholder Return Information set forth in the Company’s 2006 proxy statement inadvertently excluded Calamos Asset Management from the Comparison of Cumulative Total Return chart. In light of this omission, the above chart includes returns for both the 2005 Peer Group (which excluded Calamos) and the current Peer Group.
Item 6. Selected Financial Data
The Selected Financial Data table is set forth in Part II, Item 8 of this Annual Report on Form 10-K, following the footnotes to the financial statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Description of the Business
Our principal businesses are asset management and related research, as well as the development, marketing and distribution of investment products and services for the institutional, affluent and high-net-worth and institutional market segments. We distribute our investment products and services, which include individually managed accounts, closed-end exchange-traded funds (“closed-end funds”), and open-end mutual funds (“open-end funds” or “mutual funds”), to the affluent and high-net-worth market segments through unaffiliated intermediary firms including broker-dealers, commercial banks, private banks, affiliates of insurance providers, financial planners, accountants, consultants and investment advisors. We also provide institutional managed accounts and partnerships to several institutional market segments.
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
In addition to investment advisory fees, we have two other main sources of operating revenue: 1) performance fees and 2) distribution and underwriting revenue. Performance fees are earned when investment performance on certain institutional accounts and hedge funds exceeds a contractual threshold. These fees are recognized only at the performance measurement date contained in the individual account management agreement. Distribution revenue is earned when certain funds are sold to the public through financial advisors. Correspondingly, distribution revenue will rise and fall with the level of our sales of mutual fund products. Underwriting fees are earned on the initial public offerings of our closed-end funds. The level of underwriting fees earned in any given year will fluctuate depending on the number of new funds offered, the size of the funds offered and the extent to which we participate as a member of the syndicate group underwriting the fund. Also included in distribution and underwriting revenue is Muni Preferred® and Fund Preferred® revenue. Preferred shares of our closed-end funds are bought and sold through a secondary market auction. A participation fee is paid by the fund to the auction participants based on shares traded. Access to the auction must be made through a participating broker. We offer non-participating brokers access to the auctions, for which we earn a portion of the participation fee.
Sales of our products, and our profitability, are directly affected by many variables, including investor preferences for equity, fixed-income or other investments, the availability and attractiveness of competing products, market performance, continued access to distribution channels, changes in interest rates, inflation, and income tax rates and laws.
Disposition of STA Interest
On April 7, 2005, The St. Paul Travelers Companies, Inc. (“STA”) sold approximately 40 million shares of our common stock in an underwritten, secondary market public offering at $34.00 per share. Concurrent with the secondary market offering, STA sold to Merrill Lynch and Morgan Stanley, on a forward basis, approximately 12 million shares of Nuveen Investments, Inc. common stock.
In addition, the Company repurchased $600 million of Nuveen Investments’ common stock directly from STA at a price of $32.98 per share, or approximately 18.2 million shares. The repurchase of these shares was completed in two steps: 1) a $200 million (6.0 million shares) repurchase was completed on April 7, 2005, and 2) a $400 million forward purchase (plus interest) that settled on July 28, 2005. The entire $600 million repurchase was recorded by Nuveen Investments as if it were completed in its entirety on April 7, 2005. As such, effective April 7, 2005, Nuveen Investments had approximately 75.9 million shares of common stock outstanding for the purpose of computing basic earnings per share.
Upon the closing of the secondary offering on April 7, 2005, the Company was no longer a majority-owned subsidiary of STA, and as of the end of September 2005, all of STA’s remaining ownership interest had been sold.
Summary of Operating Results
The table below presents the highlights of our operations for the last three fiscal years:
Financial Results Summary
Company Operating Statistics
(in millions, except per share amounts)

For the year ended December 31,	2006	2005	2004
Gross sales of investment products	$32,106	$27,393	$25,949
Net flows	15,332	13,585	15,021
Assets under management(1) (2)	161,609	136,117	115,453
Operating revenues	709.8	589.1	505.6
Operating expenses	388.8	299.2	252.8
Income before net interest and taxes(3)	336.8	297.8	260.4
Net interest expense	28.2	18.9	7.9
Income taxes	120.9	107.7	96.1
Net income	187.7	171.2	156.4
Basic earnings per share	2.41	2.10	1.69
Diluted earnings per share	2.26	1.99	1.63
Dividends per share	0.93	0.78	0.69

(1)	At year end.

(2)	Excludes defined portfolio assets under surveillance.

(3)	In addition to net income, income before net interest and taxes is reported to help the reader in assessing the results from operations relative to prior periods given the increased debt on our balance sheet — and the accompanying higher interest expense — as a result of a $600 million share repurchase.
Gross sales for the year of $32 billion were the highest level of sales in the Company’s history. For the year, 74% of our sales were in equity-based products, 24% in municipal products and 2% in taxable, income-oriented products.
Net flows (equal to the sum of sales, reinvestments and exchanges less redemptions) for the year were approximately $15 billion, up $1.7 billion from last year’s level. All product lines (managed accounts, closed-end funds and mutual funds) experienced net in-flows for the year.
We ended the year with approximately $162 billion in assets under management, up $25 billion, or 19% for the year. At year-end, 52% of our assets were in equity-based products, 39% in municipal products, and 9% in taxable, income-oriented products.
Operating revenues grew 20% for the year to $710 million. Driven by higher asset levels, advisory fees grew 23% for the year.

Operating expenses in 2006 increased $90 million or 30%. Higher compensation expense accounted for the majority of the increase as we continued to invest in expanding and developing our investment and distribution organizations as well as our legal, compliance and administrative resources.
Results of Operations
The following discussion and analysis contains important information that should be helpful in evaluating our results of operations and financial condition, and should be read in conjunction with the consolidated financial statements and related notes.
Gross sales of investment products (which include new managed accounts, deposits into existing managed accounts and the sale of mutual fund and closed-end fund shares) for the years ending December 31, 2006, 2005 and 2004 are shown below:
Gross Investment Product Sales
(in millions)
For the year ended December 31,

	2006	2005	2004
Closed-End Exchange-Traded Funds	$595	$2,302	$2,888
Mutual Funds	5,642	3,191	1,625
Retail Managed Accounts	17,122	15,603	15,497
Institutional Managed Accounts	8,747	6,297	5,939

Total	$32,106	$27,393	$25,949

Gross sales for 2006 of $32 billion were up 17% over sales in 2005. All product lines with the exception of closed-end funds experienced year-over-year growth in sales. Mutual fund sales grew 77% after a near doubling in sales during the prior year. Growth was driven mainly by continued high demand for the Nuveen High Yield Municipal Bond Fund as well as strong demand for our equity fund offerings. Retail managed account sales grew 10% versus the prior year. Sales of our small-cap core product launched in 2005 continued to be strong during 2006, resulting in a year-over-year increase of nearly $0.5 billion. Value-style equity sales also remained strong, reflecting increased demand for international and global products. During the fourth quarter of 2006, we raised $0.4 billion with our second institutional offering of a CLO (Collateralized Loan Obligation) investing in senior bank loans. This contributed to a 39% increase in institutional managed account sales for the year. The primary driver of the increase in institutional sales was an increase in sales of international and global products.
Gross sales increased 6% during 2005 to $27.4 billion. Year-over-year growth was driven mainly by mutual funds sales which were up 96% due to high demand for the Nuveen High Yield Municipal Bond Fund as well as the NWQ Multi-Cap Value Fund and the NWQ International Value Fund. Retail managed account sales were fairly consistent with the prior year as increased municipal-style account sales, and an increase due to the launch of a new small-cap core product, were offset by a decline in growth-style equity account sales of Rittenhouse. Despite the closing of our large-cap value-style equity managed account product in 2004, value-style equity sales continued to be strong, reflecting increased demand for international and global products. During the fourth quarter of 2005, we raised $0.4 billion with our first institutional offering of a CLO (Collateralized Loan Obligation) investing in senior bank loans. This helped drive a 6% increase in institutional managed account sales in 2005.

Net flows of investment products for the years ending December 31, 2006, 2005 and 2004 are shown below:
Net Flows
(in millions)
For the year ended December 31,

	2006	2005	2004
Closed-End Exchange-Traded Funds	$616	$2,359	$2,911
Mutual Funds	3,622	1,834	288
Retail Managed Accounts	5,487	6,562	8,367
Institutional Managed Accounts	5,607	2,830	3,455

Total	$15,332	$13,585	$15,021

Net flows for 2006 were $15.3 billion, up 13% from the prior year’s level. Net flows into closed-end funds were down $1.7 billion when compared to the prior year due to fewer new offerings in 2006. Mutual fund net flows were up $1.8 billion when compared to the prior year due to increased sales. Retail managed account net flows were down $1.1 billion behind the closing (to new investors) in 2006 of our Tradewinds international value style strategy. Institutional managed account flows increased $2.8 billion for the year when compared to the prior year. The main driver of this growth was an increase in Tradewinds’ value-style international managed account flows.
Net flows for 2005 totaled $13.6 billion, down 10% from the prior year’s record level. Managed account flows were particularly strong, with our value-style equity accounts contributing $9.9 billion in flows and our municipal-style account flows adding another $1.4 billion. Partially offsetting the positive flows were $3.2 billion in growth-style equity account outflows. Mutual funds flows in 2005 were more than six times flows in 2004, driven by both municipal and equity flows.
The following table summarizes net assets under management by product type:
Net Assets Under Management (1)
(in millions)

December 31,	2006	2005	2004
Closed-End Exchange-Traded Funds	$52,958	$51,997	$50,216
Mutual Funds	18,532	14,495	12,680
Retail Managed Accounts	58,556	47,675	36,975
Institutional Managed Accounts	31,563	21,950	15,582

Total	$161,609	$136,117	$115,453

(1)	Excludes defined portfolio assets under surveillance .

The components of the change in our assets under management were as follows:
Net Assets Under Management (1)
(in millions)

For the year ended December 31,	2006	2005	2004
Beginning Assets Under Management	$136,117	$115,453	$95,356
Gross Sales	32,106	27,393	25,949
Reinvested Dividends	498	445	389
Redemptions	(17,272)	(14,253)	(11,317)

Net Flows into Managed Assets	15,332	13,585	15,021
Acquisitions	—	3,379	—
Appreciation/(Depreciation)	10,160	3,700	5,076

Ending Assets Under Management	$161,609	$136,117	$115,453

(1)	Excludes defined portfolio assets under surveillance.
Net flows in 2006 of $15.3 billion coupled with $10.2 billion of market appreciation resulted in a 19% increase in assets under management in 2006. Closed-end fund assets grew $1.0 billion, driven by $0.6 billion in net flows and $0.4 billion in market appreciation. Mutual fund assets grew $4 billion driven by $3.6 billion in net flows and $0.4 billion in market appreciation. Managed account assets increased $20.5 billion driven by $11.1 billion in new flows and $9.4 billion in market appreciation.
When comparing 2005 with 2004, assets under management increased $20.7 billion, or 18%, to over $136 billion. Strong flows, the acquisition of Santa Barbara, and market appreciation were key contributors. Closed-end fund assets grew $1.8 billion, driven by $2.4 billion in net flows, offset by $0.6 billion in fixed-income market depreciation. Mutual fund assets grew $1.8 billion driven entirely by new flows. Managed account assets increased $17.1 billion due to $9.4 billion in net flows and $4.3 billion in equity market appreciation. The acquisition of Santa Barbara added $3.4 billion to managed assets.
Investment advisory fee income, net of sub-advisory fees and expense reimbursements, is shown in the following table:
Net Investment Advisory Fees
(in thousands)

For the year ended December 31,	2006	2005	2004
Closed-End Exchange-Traded Funds	$252,738	$249,523	$239,295
Mutual Funds	89,558	70,528	63,425
Managed Accounts (Retail and Institutional)	343,551	239,612	173,094

Total	$685,847	$559,663	$475,814

Higher asset levels in 2006 contributed to a 23% increase in advisory fees in 2006. Advisory fees on mutual funds increased 27%, while managed account fees increased 43%. Within the managed account product line, advisory fee revenue increased on both value-style equity and municipal-style accounts, while declining on growth-style equity accounts, excluding the impact of the Santa Barbara acquisition. Advisory fees on closed-end funds increased 1% for the year.
Advisory fees increased 18% during 2005, driven mainly by higher asset levels for both closed-end funds and managed accounts. Advisory fees on closed-end funds increased 4%, while managed account fees increased 38%.

Product distribution revenue for the years ended December 31, 2006, 2005 and 2004 is shown in the following table:
Product Distribution Revenue
(in thousands)

For the year ended December 31,	2006	2005	2004
Closed-End Exchange-Traded Funds	$458	$2,574	$3,057
Muni/Fund Preferred®	4,880	5,354	3,907
Mutual Funds	(593)	428	1,995

Total	$4,745	$8,356	$8,959

Product distribution revenue declined in 2006 when compared with the prior year. Underwriting revenue on closed-end funds declined $2.1 million due to fewer new fund assets raised in 2006. Mutual fund distribution revenue declined $1.0 million, despite an increase in mutual fund sales, as a result of an increase in commissions paid on large dollar value sales. Muni Preferred® and Fund Preferred® fees also declined slightly for the year. This decline is due to a decline in shares traded by non-participating brokers who access the auction through the Company’s trading desk.
Product distribution revenue declined slightly in 2005 when compared with the prior year as a decline in underwriting revenue on closed-end funds and mutual fund distribution revenue was offset by an increase in Muni Preferred® and Fund Preferred® fees.
Performance Fees/Other Revenue
Performance fees/other revenue consists of performance fees earned on institutional assets managed and various fees earned in connection with services provided on behalf of our defined portfolio assets under surveillance.
Performance fees for 2006 were $18.5 million, down from $19.8 million in 2005. In addition, fees earned on services provided on behalf of our defined portfolio assets under surveillance declined due to an overall decline in these assets.
Performance fees in 2005 were $1.7 million higher than in 2004.

Operating Expenses
Operating expenses for the years ended December 31, 2006, 2005 and 2004 are shown in the following table:
Operating Expenses
(in thousands)

For the year ended December 31,	2006	2005	2004
Compensation and Benefits	$263,686	$195,194	$165,321
Advertising and Promotional Costs	13,500	12,495	12,158
Occupancy and Equipment Costs	24,184	21,648	19,740
Amortization of Intangible Assets	8,433	5,492	5,118
Travel and Entertainment	10,158	8,357	7,981
Outside and Professional Services	30,811	25,002	22,216
Minority Interest Expense	6,230	5,809	1,875
Other Operating Expenses	31,782	25,242	18,353

Total	$388,784	$299,239	$252,762

As a % of Operating Revenue	54.8%	50.8%	50.0%
Summary
Operating expenses increased $90 million or 30% in 2006 and $46.5 million or 18% in 2005, driven mainly by increases in compensation and benefits as we continue to invest in the further growth and development of our business. As a result of this targeted investment, we saw expenses as a percent of revenue increase from 50.8% to 54.8% in 2006.
Compensation and Benefits
Compensation and related benefits for 2006 increased $68.5 million. This increase was the result of increases in base compensation as a result of new positions and salary increases, as well as increases in overall incentive compensation due to the Company’s higher profit level. A portion of the increase in overall incentive compensation related to expense recognized in connection with various equity-based profits interests awarded to affiliates. The fair market value of unvested profits interests is being expensed over the appropriate vesting period of the related units as a compensation charge, with a corresponding increase in minority interest outstanding (see also “Capital Resources, Liquidity and Financial Condition” section below for further information). In addition, during 2006, management determined that it appeared probable the Company will meet the performance requirements as set forth in a long-term equity performance plan (“LTEP”). As a result, during 2006, the Company expensed a total of $8.7 million related to the LTEP awards, which included $4.2 million of a “catch-up” adjustment for amortization as if the plan had been expensed for prior periods from the date of the LTEP grant (January 2005) through January 2006.
Compensation and related benefits for 2005 increased $29.9 million with approximately 50% of the increase attributable to higher annual incentive compensation which is tied to Company profitability. The remaining increase was due to annual salary increases and higher health care expenses as well as the cost of increased staffing levels, as we invested in virtually all aspects of our operations.
Advertising and Promotional Costs
Advertising and promotional expenditures increased $1.0 million in 2006 and $0.3 million in 2005 due to expanded product launches in both years.
Amortization of Intangible Assets
Amortization of intangible assets increased $2.9 million during 2006 and $0.4 million during 2005 as a result of amortization of intangible assets associated with the Santa Barbara acquisition.

Outside and Professional Services
Outside and professional services increased $5.8 million during 2006 due mainly to an increase in electronic information expense as we provide our investment and research teams with more data and other tools to better manage their portfolios.
Outside and professional services increased $2.8 million during 2005 due mainly to an increase in electronic information expenses.
Minority Interest Expense
Minority interest expense results from key employees at NWQ, Tradewinds, Symphony, and Santa Barbara having been granted non-controlling equity-based profits interests in their respective businesses. For additional information on minority interest expense, please refer to the “Capital Resources, Liquidity and Financial Condition” section.
All Other Operating Expenses
All other operating expenses increased $10.9 million during 2006. Approximately $2.0 million of the increase is due to an increase in structuring fees and fund organization costs paid on the initial offering of our closed-end funds. Occupancy and equipment costs increased $2.5 million as a result of an increase in leased space. Travel and entertainment spending increased $1.8 million as a result of our 2006 product launches. The remainder of the increase relates to higher insurance costs and higher bank facility costs related to our bank line of credit.
All other operating expenses increased $9.2 million during 2005. Approximately $3.3 million of the increase is due to structuring fees paid on the initial offering of two closed-end funds. Occupancy and equipment costs increased $1.9 million as a result of an increase in leased space for NWQ, Tradewinds and Santa Barbara. The remainder of the increase relates to higher insurance costs and higher bank facility costs related to our bank line of credit.
Other Income (Expense)
Other income/(expense) includes realized gains and losses on investments and miscellaneous income, including gain or loss on the disposal of property.
The following is a summary of Other Income/(Expense) for the years ended December 31, 2006, 2005 and 2004:
Other Income/(Expense)
(in thousands)

For the year ended December 31,	2006	2005	2004
Gains/(Losses) on Investments	$15,466	$4,802	$4,128
Gains/(Losses) on Fixed Assets	(171)	(442)	(10)
Miscellaneous Income/(Expense)	431	3,528	3,430

Total	$15,726	$7,888	$7,548

Total other income/(expense) for 2006 was $15.7 million. During 2006, the Company sold its minority investment in Institutional Capital Corporation (“ICAP”), an institutional money manager which was acquired by New York Life Investment Management. During 2006, the Company recorded a gain of $10.1 million on the sale. In addition to the ICAP gain, the Company recognized approximately $5 million in gains on the sale of seed investments in new products and portfolios.
Total other income/(expense) was $7.9 million in 2005. As a result of the early repayment of the Company’s previously outstanding $300 million of private placement debt, the Company accelerated the recognition of unamortized deferred gains and losses resulting from various interest rate hedging activity associated with the private placement debt. This accelerated recognition resulted in $3.6 million of miscellaneous income for the year. Supplementing this other income was $4.8 million in gains recognized on the sale of seed investments in new products and portfolios.
Net Interest Expense
The following is a summary of Net Interest Expense for the years ended December 31, 2006, 2005 and 2004:
Net Interest Expense
(in thousands)

For the year ended December 31,	2006	2005	2004
Dividends and Interest Income	$11,388	$8,978	$4,597
Interest Expense	(39,554)	(27,917)	(12,513)

Total	$(28,166)	$(18,939)	$(7,916)

Total net interest expense increased $9.2 million in 2006 due to the full year impact of increased interest expense associated with the repurchase of shares from STA and the related increase in outstanding debt. Partially offsetting this increase was an increase in dividends and interest income due to dividends received during 2006 and interest earned on the Company’s cash position, or consolidated funds (See Note 12 to the Consolidated Financial Statements “Consolidated Funds”).
Net interest expense increased $11.0 million in 2005, due to increased interest expense associated with the repurchase of shares from STA and the related increase in outstanding debt.
Recent Accounting Pronouncements
FIN 48
On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued the final Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is effective for us as of January 1, 2007, and supplements SFAS No. 109, “Accounting for Income Taxes,” by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. FIN 48 requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. The term “more-likely-than-not” means a likelihood of more than fifty percent. In addition, FIN 48 requires new annual disclosures in the notes to the financial statements. Tabular disclosure of the beginning and ending balances of unrecognized tax benefits, as well as significant increases and/or decreases to unrecognized tax benefits, is required. The Company does not expect FIN 48 to have a material impact to its financial statements.
SFAS No. 157
On September 15, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”). SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities by defining fair value, establishing a framework for measuring fair value, and expanding disclosure requirements about fair value measurements. SFAS No. 157 does not require any new fair value measurements. Prior to this standard, methods for measuring fair value were diverse and inconsistent, especially for items that are not actively traded. The standard clarifies that, for items that are not actively traded, such as certain kinds of derivatives, that fair value should reflect the price in a transaction with a market participant, including an adjustment for risk, not just a company’s mark-to-market model value. The standard also requires expanded disclosure of the effect on earnings for items measured using unobservable data.

Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, SFAS No. 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data (for example, the reporting entity’s own data). Finally, under SFAS No. 157, fair value measurements would be separately disclosed by level within the fair value hierarchy.
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
Private Placement Debt
On September 19, 2003, the Company issued $300 million of senior unsecured notes (the “private placement debt”). Proceeds from the private placement debt were used to refinance existing debt and for general corporate purposes. These notes, which carried a fixed coupon rate of 4.22%, payable semi-annually, were issued at 100% of par, were unsecured and were prepayable at any time in whole or in part. These notes were originally scheduled to mature on September 19, 2008, but were repaid on April 6, 2005, with borrowings made under a bridge credit agreement (discussed below). At the time of the repayment, the Company also paid approximately $1.5 million in accrued interest. Under the terms of the private placement debt, no “make-whole premium” amounts were due.
Bank Credit Facilities
Since 2003, the Company maintained a line of credit with a group of banks. This $250 million credit line was divided into two equal facilities: one with a three-year term that was scheduled to expire in August of 2006, and one with a term of 364 days that was scheduled to expire in August 2005. During the second quarter of 2005, the Company terminated the 364-day line of credit, and amended the three-year line of credit to permit the borrowings under a bridge financing agreement and the use of those borrowings as described below. During the third quarter of 2005, the Company terminated the three-year term facility and replaced it with a new senior revolving credit facility (discussed below).
Bridge Credit Facility
In April 2005, the Company entered into a $750 million bridge credit agreement with various financial institutions. The original maturity date of this credit agreement was March 31, 2006. Borrowings under this facility bore an interest rate, at Nuveen Investments’ option, of either LIBOR or the Federal Funds rate plus a spread equal to 0.335% to 0.470% based on Nuveen Investments’ leverage, with such applicable spread increasing by 0.25% on September 30, 2005, and by an additional 0.25% on December 31, 2005. The bridge credit agreement required Nuveen Investments to pay a facility fee quarterly in arrears in an annual amount ranging from 0.09% to 0.13%, depending on Nuveen Investments’ leverage ratio, and, when applicable, a utilization fee. During the second quarter of 2005, the Company used approximately $300 million of the amount available under the facility to prepay the holders of the Company’s 4.22% senior unsecured notes due September 19, 2008. During the third quarter of 2005, the Company used an additional $410 million of the remaining amount available under the bridge credit agreement primarily to fulfill its forward contract obligation to repurchase shares of its common stock owned by STA (refer to Note 1 to the Consolidated

Financial Statements “Sale of The St. Paul Travelers Companies, Inc.’s Ownership Interest in Nuveen Investments”). During the third quarter of 2005, the entire $710 million borrowed under the bridge credit agreement was repaid with borrowings made under a senior revolving credit facility and the issuance of senior notes (both discussed below) and the bridge credit facility was terminated.
Senior Term Notes
On September 12, 2005, Nuveen Investments issued $550 million of senior unsecured notes, consisting of $250 million of 5-year notes and $300 million of 10-year notes. The Company received approximately $544.4 million in net proceeds after discounts and underwriting commissions. The 5-year notes bear interest at an annual fixed rate of 5.0%, payable semi-annually beginning March 15, 2006. The 10-year senior notes bear interest at an annual fixed rate of 5.5%, payable semi-annually also beginning March 15, 2006. The net proceeds from the notes were used to repay a portion of the outstanding debt under the bridge credit facility. The costs related to the issuance of the senior term notes were capitalized and are being amortized to expense over their respective terms.
Senior Revolving Credit Facility
In addition to the senior term notes, the Company has a $400 million senior revolving credit facility entered into in September 2005 that expires on September 15, 2010. As of December 31, 2005, the Company borrowed $150 million of the total amount available under the senior revolving credit facility. The proceeds under this borrowing were used to repay the remaining amount due under the bridge credit facility. During the second quarter of 2006, the Company repaid $50 million under this credit facility, and as of December 31, 2006, the Company had $100 million outstanding under this facility. The rate of interest payable under the agreement is, at the Company’s option, a function of either one of various floating rate indices or the Federal Funds rate. The agreement requires the Company to pay a facility fee at an annual rate of a range of 0.08% to 0.15% that is dependent on our debt rating. Proceeds from borrowings under this facility may be used for fulfilling day-to-day cash requirements and general corporate purposes, including acquisitions, share repurchases and asset purchases. There are conventional financial covenants associated with this credit facility, including a minimum net worth requirement and a maximum leverage ratio. We were in compliance with those covenants as of December 31, 2006.
Other
In addition to the above facilities, our broker-dealer subsidiary may utilize available, uncommitted lines of credit with no annual facility fees, which approximate $50 million, to satisfy periodic, unanticipated, short-term liquidity needs. As of December 31, 2006 and 2005, no borrowings were outstanding on these uncommitted lines of credit.

'

Aggregate Contractual Obligations
The Company has contractual obligations to make future payments under long-term debt and long-term non-cancelable lease agreements. The following table summarizes these contractual obligations at December 31, 2006:

	Long-Term	Operating
(in thousands)	Debt (1)	Leases(2)	Total
2007	$—	$13,046	$13,046
2008	—	14,176	14,176
2009	—	14,572	14,572
2010	250,000	14,956	264,956
2011	—	14,816	14,816
Thereafter	300,000	27,504	327,504

(1)	Amounts represent the expected cash principal re-payments on the Company’s long-term debt.

(2)	Operating leases represent the minimum rental commitments under non-cancelable operating leases. The Company has no significant capital lease obligations.
The Company also has a $400 million senior revolving credit facility. As of December 31, 2006, the Company had $100 million outstanding under this facility. The Company may prepay amounts outstanding under this facility at any time; however, any amounts outstanding on September 15, 2010 must be paid in full on that date.
Adequacy of Liquidity
Management believes that cash provided from operations and borrowings available under its uncommitted and committed credit facilities will provide the Company with sufficient liquidity to meet its working capital needs, planned capital expenditures, future contractual obligations and payment of its anticipated quarterly dividends.
Equity and Dividends
As part of the NWQ acquisition, key management purchased a non-controlling, member interest in NWQ Investment Management Company, LLC. The non-controlling interest of $0.3 million as of December 31, 2006, and $0.4 million as of December 31, 2005, is reflected in minority interest on the consolidated balance sheets. This purchase allows management to participate in profits of NWQ above specified levels beginning January 1, 2003. During 2006 and 2005, we recorded approximately $3.8 million and $5.6 million, respectively, of minority interest expense, which reflects the portion of profits applicable to the minority owners. Beginning in 2004 and continuing through 2008, the Company has the right to purchase the non-controlling members’ respective interests in NWQ at fair value. On February 13, 2004, the Company exercised its right to call 100% of the Class 2 minority members’ interests for $15.4 million. Of the total amount paid, approximately $12.9 million was recorded as goodwill. On February 15, 2005, the Company exercised its right to call 100% of the Class 3 NWQ minority members’ interests for $22.8 million. Of the total amount paid, approximately $22.5 million was recorded as goodwill. On February 15, 2006, the Company exercised its right to call 25% of the Class 4 NWQ minority members’ interests for $22.6 million. Of the total amount paid on March 1, 2006, approximately $22.5 million was recorded as goodwill.
As part of the Santa Barbara acquisition, an equity opportunity was put in place to allow key individuals to participate in Santa Barbara’s earnings growth over the next five years (Class 2 Units, Class 5A Units, Class 5B Units, and Class 6 Units, collectively referred to as “Units”). The Class 2 Units were fully vested upon issuance. The Class 5A Units shall vest one third on June 30, 2007, one third on June 30, 2008, and one third on June 30, 2009. One third of the Class 5B Units vested upon issuance, one third on June 30, 2007, and one third on June 30, 2009. The Class 6 Units shall vest on June 30, 2009. During 2006, we recorded approximately $1.2 million of minority interest expense, which reflects the portion of profits applicable to the minority owners. The Units entitle the holders to receive a distribution of the cash flow from Santa Barbara’s business to the extent such cash flow exceeds certain thresholds. The distribution thresholds vary from year to year, reflecting Santa Barbara achieving certain profit levels and the distributions of profits interests are also subject to a cap in each year. Beginning in 2008 and continuing through 2012, the Company has the right to acquire the Units of the non-controlling members.
During 2006, new equity opportunities were put in place covering NWQ, Tradewinds and Symphony. These programs allow key individuals of these businesses to participate in the growth of their respective businesses over the next five years. Classes of units were established at each subsidiary (collectively referred to as “Units”). Certain of these Units vest on June 30 of 2007, 2008, 2009, 2010 and 2011. During 2006, we recorded approximately $1.2 million of minority interest expense, which reflects the portion of profits applicable to minority owners. The Units entitle the holders to receive a distribution of the cash flow from their business to the extent such cash flow exceeds certain thresholds. The distribution thresholds increase from year to year and the distributions of the profits interests are also subject to a cap in each year. Beginning in 2008 and continuing through 2012, the Company has the right to acquire the Units of the non-controlling members.
At December 31, 2006, we held in treasury 42,096,405 shares of the Company’s common stock. During 2006, the Company repurchased 1,963,497 common stock shares in open market transactions as part of an on-going repurchase program. As part of a share repurchase program approved on August 9, 2006, we are authorized to purchase up to 7.0 million shares of common stock. As of December 31, 2006, the remaining authorization covered 6.6 million shares.
During 2006, we paid out dividends on common shares totaling $73.1 million. See Note 15 to the Consolidated Financial Statements, “Quarterly Results (Unaudited),” for a summary of our dividends paid during the last two fiscal years.
Broker-Dealer
Our broker-dealer subsidiary is subject to requirements of the Securities and Exchange Commission relating to liquidity and capital standards (See Note 14 to the Consolidated Financial Statements “Net Capital Requirement”).
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
Intangible Assets
At December 31, 2006, our assets included $634 million of goodwill and $67 million of other definite-lived intangible assets. Under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” we are required to test the fair value of goodwill and indefinite-lived intangibles on an annual basis and between annual tests in certain circumstances. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate market multiples and other assumptions. We completed the impairment testing of goodwill and determined that there was no impairment to the goodwill recorded in our books and records as of May 31, 2006, the date that we have selected as an annual date. The recognition of any such impairment would have resulted in a charge to income in the period in which the impairment was determined. While we believe that our testing was appropriate, the use of different assumptions may result in recognizing some impairment of goodwill in our financial statements.
Impairment of Investment Securities
SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) 59, “Accounting for Noncurrent Marketable Equity Securities” and FASB Emerging Issues Task Force (“EITF”) 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” provide guidance on determining when an investment is other-than-temporarily impaired. We periodically evaluate our investments for other-than-temporary declines in value. To determine if an other-than-temporary decline exists, we evaluate, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, as well as our intent and ability to hold the investment. Additionally, we consider the financial health of and near-term business outlook for a counterparty, including factors such as industry performance and operational cash flow. If an other-than-temporary decline in value is determined to exist, the unrealized investment loss net of tax, in accumulated other comprehensive income, is realized as a charge to net income in that period. See Note 1 to the Consolidated Financial Statements for further information.
Accounting for Income Taxes
SFAS No. 109, “Accounting for Income Taxes,” establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could impact our financial position or our results of operations.
Forward-Looking Information and Risks
From time to time, information we provide or information included in our filings with the SEC (including Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Notes to Consolidated Financial Statements in this Form 10-K) may contain statements that are not historical facts, but are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or future financial performance and reflect management’s expectations and opinions. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” or comparable terminology. These statements are only predictions, and our actual future results may differ significantly from those anticipated in any forward-looking statements due to numerous known and unknown risks, uncertainties and other factors. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed below and elsewhere in this report. These factors may not be exhaustive, and we cannot predict the extent to which any factor, or combination of factors, may cause actual results to differ materially from those predicted in any forward-looking statements. We undertake no responsibility to update publicly or revise any forward-looking statements, whether as a result of new information, future events or any other reason.
Risks, uncertainties and other factors that pertain to our business and the effects of which may cause our assets under management, earnings, revenues, profit margins, and/or our stock price to decline include: (1) the effects of the substantial competition that we, like all market participants, face in the investment management business; (2) our inability to access third-party distribution channels to market our products or a related reduction in fees we might receive for services provided by these channels; (3) the adverse effects of declines in securities markets and/or poor investment performance by our managers on our assets under management and future offerings; (4) a decline in the market for closed-end funds, mutual funds and managed accounts; (5) the adverse effect of increases in interest rates from their present levels on the net asset value of our assets under management that are invested in fixed-income securities; (6) a significant and sustained decline in equity markets resulting in a significant decrease in our assets under management which would result in a reduction in revenue; (7) our failure to comply with contractual requirements and/or guidelines in our client relationships; (8) our failure to comply with various government regulations, including federal and state securities laws, and the rules of the National Association of Securities Dealers; (9) our reliance on revenues from investment management contracts that are subject to annual renewal by the independent board of trustees overseeing the related funds according to their terms; (10) the loss of key employees that could lead to loss of assets; (11) burdensome regulatory developments; (12) the impact of accounting pronouncements; (13) the effect of increased leverage on us as a result of our incurrence of additional indebtedness as a result of our share repurchase from STA; and (14) unforeseen developments in litigation involving the securities industry or the Company. See Item 1A. “Risk Factors”.
Item 7a. Quantitative and Qualitative Disclosures About Market Risk
Market Risk
The following information, and information included elsewhere in this report, describe the key aspects of certain financial instruments that have market risk.
Interest Rate Sensitivity
As of December 31, 2006 and December 31, 2005, we had $100 million and $150 million, respectively, outstanding under our senior revolving credit facility. The rate of interest payable under the agreement is, at the Company’s option, a function of either one of various floating rate indices or the Federal Funds rate. We estimate that a 100 basis point increase (1 percentage point) in interest rates from the level at December 31, 2006 and December 31, 2005, would result in a $1.0 million and $1.5 million increase, respectively, in annual interest expense; however, it would have no impact on the fair value of the debt at December 31, 2006 or December 31, 2005. In addition to the debt outstanding under our revolving credit facility at December 31, 2006 and December 31, 2005, we also had $550 million of senior unsecured notes, including $250 million of 5-year notes and $300 million of 10-year notes. The 5-year notes will bear interest at an annual fixed rate of 5.0% payable semi-annually, beginning March 15, 2006. The 10-year senior notes will bear interest at an annual fixed rate of 5.5% payable semi-annually, also beginning March 15, 2006. A change in interest rates would have had no impact on interest incurred on our fixed rate debt or cash flow, but would have had an impact on the fair value of the debt. We estimate that a 100 basis point increase in interest rates from the levels at December 31, 2006, and December 31, 2005, would have resulted in a net decrease in the fair value of our debt of approximately $27 million at December 31, 2006 and $31 million at December 31, 2005.
Our investments consist primarily of Company-sponsored managed investment funds that invest in a variety of asset classes. Additionally, the Company periodically invests in new advisory accounts to establish a performance history prior to a potential product launch. Company-sponsored funds and accounts are carried on our consolidated financial statements at fair market value and are subject to the investment performance of the underlying sponsored fund or account. Any unrealized gain or loss is recognized upon the sale of the investment. The carrying value of the Company’s investments in fixed-income funds or accounts, which expose us to interest rate risk, was approximately $63 million and $45 million at December 31, 2006 and 2005, respectively. We estimate that a 100 basis point increase in interest rates from the levels at December 31, 2006, would result in a net decrease of approximately $1.8 million in the fair value of the fixed-income investments at December 31, 2006. We estimate that a 100 basis point increase in interest rates from the levels at December 31, 2005, would have resulted in a net decrease of approximately $1.7 million in the fair value of the fixed-income investments at December 31, 2005.
Also included in investments at December 31, 2006, are certain swap agreements and futures contracts that are sensitive to changes in interest rates. The futures contracts and swap agreements are being used to mitigate overall market risk related to our investments in recently created product portfolios that are not yet marketed. The fair value of these instruments totaled approximately $0.3 million at December 31, 2006, and December 31, 2005. We estimate that a 100 basis point increase in interest rates from the levels at December 31, 2006 and 2005, would have resulted in a net increase in the fair market value of the open derivatives of $1.7 million. See Note 5 “Derivative Financial Instruments” to our Consolidated Financial Statements for more information.
Equity Market Sensitivity
As discussed above in the interest rate sensitivity section, we invest in certain Company-sponsored managed investment funds and accounts that invest in a variety of asset classes. The carrying value of the Company’s investments in funds and accounts subject to equity price risk is approximately $55 million and $45 million, at December 31, 2006 and 2005, respectively. As of December 31, 2006 and 2005, we estimate that a 10% adverse change in equity prices would have resulted in decreases of approximately $5 million in the fair value of our equity securities. The model to determine sensitivity assumes a corresponding shift in all equity prices.
An adverse movement in the equity price of our holdings in privately-held companies cannot be easily quantified as our ability to realize returns on our investment depends on the investees’ ability to raise additional capital and/or derive cash inflows from continuing operations.
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

Item 8. Financial Statements and Supplementary Data
Consolidated Balance Sheets
(in thousands, except for share data)

	December 31,
	2006	2005
Assets
Cash and cash equivalents	$223,168	$128,933
Management and distribution fees receivable	87,239	61,932
Other receivables	23,481	22,387
Furniture, equipment, and leasehold improvements, at cost less accumulated depreciation and amortization of $67,973 and $58,950, respectively	33,454	31,926
Investments	129,099	121,273
Goodwill	634,290	625,267
Other intangible assets, at cost less accumulated amortization of $29,217 and $20,785, respectively	67,374	62,307
Current taxes receivable	4,007	4,377
Other assets	25,660	18,815

	$1,227,772	$1,077,217

Liabilities and Stockholders’ Equity
Short-Term Obligations:
Notes payable	$100,000	$150,000
Accounts payable	13,474	15,990
Accrued compensation and other expenses	120,842	86,644
Other short-term liabilities	24,962	12,930

Total Short-Term Obligations	259,278	265,564

Long-Term Obligations:
Senior term notes	544,504	543,733
Deferred compensation	41,578	36,585
Deferred income tax liability, net	23,280	26,319
Other long-term liabilities	23,444	23,186

Total Long-Term Obligations	632,806	629,823

Total Liabilities	892,084	895,387

Minority interest	44,969	25,007

Common stockholders’ equity:
Class A common stock, $.01 par value, 160,000,000 shares authorized, 120,911,480 shares issued at December 31, 2006 and 2005, respectively	1,209	1,209
Additional paid-in capital	276,479	246,565
Retained earnings	1,091,136	965,058
Unamortized cost of restricted stock awards	(21,796)	(18,337)
Accumulated other comprehensive income/(loss)	(1,141)	864

	1,345,887	1,195,359
Less common stock held in treasury, at cost (42,096,405 and 43,196,377 shares, respectively)	(1,055,168)	(1,038,536)

Total common stockholders’ equity	290,719	156,823

	$1,227,772	$1,077,217

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income
(in thousands, except per share data)

	Year Ended December 31,
	2006	2005	2004
Operating revenues:
Investment advisory fees from assets under management	$685,847	$559,663	$475,814
Product distribution	4,745	8,356	8,959
Performance fees/other revenue	19,236	21,110	20,864

Total operating revenues	709,828	589,129	505,637

Operating expenses:
Compensation and benefits	263,686	195,194	165,321
Advertising and promotional costs	13,500	12,495	12,158
Occupancy and equipment costs	24,184	21,648	19,740
Amortization of intangible assets	8,433	5,492	5,118
Travel and entertainment	10,158	8,357	7,981
Outside and professional services	30,811	25,002	22,216
Minority interest expense	6,230	5,809	1,875
Other operating expenses	31,782	25,242	18,353

Total operating expenses	388,784	299,239	252,762

Other income/(expense)	15,726	7,888	7,548

Net interest expense	(28,166)	(18,939)	(7,916)

Income before taxes	308,604	278,839	252,507

Income taxes:
Current	123,000	103,597	87,723
Deferred	(2,076)	4,086	8,376

Total income taxes	120,924	107,683	96,099

Net income	$187,680	$171,156	$156,408

Average common and common equivalent shares outstanding:
Basic	77,852	81,356	92,671

Diluted	83,148	86,111	96,121

Earnings per common share:
Basic	$2.41	$2.10	$1.69

Diluted	$2.26	$1.99	$1.63

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Common Stockholders’ Equity
(in thousands)

					Unamortized	Accumulated
	Class A	Class B	Additional		Cost of	Other
	Common	Common	Paid-In	Retained	Restricted	Comprehensive	Treasury
	Stock	Stock	Capital	Earnings	Stock Awards	Income/(Loss)	Stock	Total
Balance at December 31, 2003	$476	$733	$188,899	$763,301	$(50)	$(2,641)	$(471,738)	$478,980

Net income				156,408				156,408
Cash dividends paid				(63,979)				(63,979)
Purchase of treasury stock							(52,076)	(52,076)
Compensation expense on options			20,417					20,417
Exercise of stock options			(5,857)	(1,144)			37,257	30,256
Issuance of deferred stock				(66)			300	234
Grant of restricted stock				29	(89)		60	—
Amortization of restricted stock awards					62			62
Tax effect of options exercised			11,643					11,643
Other comprehensive income						3,533		3,533

Balance at December 31, 2004	$476	$733	$215,102	$854,549	$(77)	$892	$(486,197)	$585,478

Net income				171,156				171,156
Cash dividends paid				(62,805)				(62,805)
Conversion of B shares to A	733	(733)						—
Purchase of treasury stock							(636,112)	(636,112)
Compensation expense on options			14,520					14,520
Exercise of stock options			(9,754)	(10,399)			73,852	53,699
Grant of restricted stock				12,557	(23,197)		10,640	—
Forfeit of restricted stock					719		(719)	—
Amortization of restricted stock awards					4,218			4,218
Tax effect of options exercised			26,022					26,022
Tax effect of restricted stock granted			675					675
Other comprehensive income/(loss)						(28)		(28)

Balance at December 31, 2005	$1,209	$—	$246,565	$965,058	$(18,337)	$864	$(1,038,536)	$156,823

Net income				187,680				187,680
Cash dividends paid				(73,139)				(73,139)
Purchase of treasury stock							(90,941)	(90,941)
Compensation expense on options			17,694					17,694
Exercise of stock options			(10,595)	3,912			66,145	59,462
Grant of restricted stock				7,542	(16,297)		8,755	—
Issuance of deferred stock				83			188	271
Forfeit of restricted stock					779		(779)	—
Amortization of restricted stock awards					12,059			12,059
Tax effect of options exercised			22,801					22,801
Tax effect of restricted stock granted			14					14
Other comprehensive income/(loss)						(2,005)		(2,005)

Balance at December 31, 2006	$1,209	$—	$276,479	$1,091,136	$(21,796)	$(1,141)	$(1,055,168)	$290,719

Comprehensive Income (in 000s):	2006	2005	2004
Net income	$187,680	$171,156	$156,408
Other comprehensive income:
Unrealized gains/(losses) on marketable equity securities, net of tax	4,197	1,847	3,392
Reclassification adjustments for realized (gains)/losses	(3,321)	(2,195)	(136)
Acceleration of terminated cash flow hedge	—	1,141	—
Terminated cash flow hedge	(241)	1,529	276
Deferred tax impact of terminated cash flow hedge	(503)	—	—
Funded status of qualified pension plan, net of tax	(2,134)	(2,351)	—
Foreign currency translation adjustments	(3)	1	1

Subtotal: other comprehensive income/(loss)	(2,005)	(28)	3,533

Comprehensive Income	$185,675	$171,128	$159,941

Change in Shares Outstanding (in 000s):	2006	2005	2004
Shares outstanding at the beginning of the year	77,715	92,905	92,506
Shares issued under equity incentive plans	3,083	3,907	2,219
Shares acquired	(1,983)	(904)	(1,820)
Repurchase from STA	—	(18,193)	—

Shares outstanding at the end of the year	78,815	77,715	92,905

See accompanying notes to consolidated financial statements.
The Company began expensing the cost of stock options on April 1, 2004. All prior period financial information has been restated.

Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$187,680	$171,156	$156,408
Adjustments to reconcile net income to net cash provided from operating activities:
Deferred income taxes	(2,076)	4,086	8,376
Depreciation of office property, equipment, and leaseholds	9,425	8,745	7,900
Unrealized (gains)/losses from available-for-sale investments	(5,895)	(1,549)	(388)
Amortization of intangible assets	8,433	5,492	5,118
Amortization of debt related items, net	533	(3,753)	(637)
Compensation expense for equity plans	41,370	19,221	20,479
Net (increase) decrease in assets:
Management and distribution fees receivable	(25,308)	(8,995)	4,069
Other receivables	8,837	(1,886)	(7,476)
Other assets	(6,842)	1,625	1,221
Net increase (decrease) in liabilities:
Accrued compensation and other expenses	32,968	18,888	11,825
Deferred compensation	4,993	2,037	3,840
Current taxes payable	370	(8,632)	(15,415)
Accounts payable	(2,516)	494	858
Other liabilities	(4,619)	4,875	(4,193)
Other	(1,397)	(3,245)	4

Net cash provided from operating activities	245,956	208,559	191,989

Cash flows from financing activities:
Proceeds from loans and notes payable	—	860,000	—
Proceeds from senior term notes	—	550,000	—
Repayments of notes and loans payable	(50,000)	(1,010,000)	—
Net deferred debt issuance related items	—	(4,661)	3,846
Dividends paid	(73,139)	(62,805)	(63,979)
Proceeds from stock options exercised	59,462	53,699	30,256
Acquisition of treasury stock	(90,941)	(636,112)	(52,076)
Other, consisting primarily of the tax effect of options exercised	22,811	26,697	11,643

Net cash used for financing activities	(131,807)	(223,182)	(70,310)

Cash flows from investing activities:
Santa Barbara acquisition	—	(49,765)	—
Purchase of office property and equipment	(11,123)	(13,494)	(5,634)
Proceeds from sales of investment securities	46,884	29,452	2,543
Purchases of investment securities	(38,765)	(13,477)	(54,718)
Net change in consolidated mutual funds	5,716	(6,604)	—
Contingent consideration for Symphony acquisition	—	—	(1,639)
Repurchase of NWQ minority members’ interests	(22,642)	(22,800)	(15,424)
Other, consisting primarily of the change in other investments	17	10,883	968

Net cash used for investing activities	(19,913)	(65,805)	(73,904)

Effect of exchange rate changes on cash and cash equivalents	(1)	1	1

Increase/(decrease) in cash and cash equivalents	94,235	(80,427)	47,776
Cash and cash equivalents:
Beginning of year	128,933	209,360	161,584

End of year	$223,168	$128,933	$209,360

See accpmpanying notes to consolidated financial statemetns.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
General Information and Basis of Presentation
The consolidated financial statements include the accounts of Nuveen Investments, Inc. (“the Company” or “Nuveen Investments”) and its majority-owned subsidiaries and have been prepared in conformity with accounting principles generally accepted in the United States of America. All significant intercompany transactions and accounts have been eliminated in consolidation.
Nuveen Investments markets its highly specialized investment teams, each with its own brand name and area of expertise: NWQ, specializing in value-style equities; Nuveen, focused on fixed-income investments; Santa Barbara, committed to growth equities; Tradewinds, specializing in global equities; Rittenhouse, dedicated to “blue-chip” growth equities; and Symphony, with expertise in alternative investments as well as equity and credit strategies.
Operations of Nuveen Investments are organized around its principal advisory subsidiaries, which are registered investment advisers under the Investment Advisers Act of 1940. These advisory subsidiaries manage the Nuveen mutual funds and closed-end funds and provide investment services for individual and institutional managed accounts. Additionally, Nuveen Investments, LLC, a registered broker and dealer in securities under the Securities Exchange Act of 1934, provides investment product distribution and related services for the Company’s managed funds.
Sale of The St. Paul Travelers Companies, Inc.’s Ownership Interest in Nuveen Investments
On April 7, 2005, The St. Paul Travelers Companies, Inc. (“STA”) sold approximately 40 million shares of Nuveen Investments’ common stock in a secondary underwritten public offering at $34.00 per share.
In addition, the Company repurchased $600 million of Nuveen Investments common stock directly from STA at a price of $32.98 per share, or approximately 18.2 million shares. The repurchase of these shares was completed through two steps — a $200 million (6.0 million shares) repurchase was completed on April 7, 2005, and a $400 million forward purchase (plus interest) was settled on July 28, 2005. The entire $600 million repurchase has been recorded by Nuveen Investments as if it were completed in its entirety on April 7, 2005. As such, effective April 7, 2005, Nuveen Investments had approximately 75.9 million shares of common stock outstanding for the purpose of computing basic earnings per share. Upon the closing of the secondary offering, the Company was no longer a majority-owned subsidiary of STA, and, as of the end of September 2005, all of STA’s remaining ownership interest had been sold.
Expensing Stock Options
Effective April 1, 2004, the Company began expensing the cost of stock options in accordance with the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” Under the fair value recognition provisions of SFAS No. 123, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the lesser of the options’ vesting period or the related employee service period. A Black-Scholes option-pricing model was used to determine the fair value of each award at the time of the grant.
The retroactive restatement method described in SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” was adopted and the results for prior years have been restated. Compensation cost recognized is the same as that which would have been recognized had the fair value method of SFAS No. 123 been applied from its original effective date. Prior to April 1, 2004, the Company accounted for stock option plans under the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations.
In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R is a revision of SFAS No. 123, and supersedes APB Opinion No. 25 and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. SFAS No. 123R requires the use of a slightly different method of accounting for forfeitures. Beginning in 2006, the Company adopted SFAS No. 123R. No cumulative accounting adjustment was recorded, as this change in methodology did not have a material impact on the Company’s consolidated financial statements.
Other
Certain other amounts in the prior year financial statements have been reclassified to conform to the 2006 presentation. These reclassifications had no effect on net income or stockholders’ equity.
Use of Estimates
These financial statements rely, in part, on estimates. Actual results could differ from these estimates. In the opinion of management, all necessary adjustments (consisting of normal recurring accruals) have been reflected for a fair presentation of the results of operations, financial position and cash flows in the accompanying consolidated financial statements.
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
Securities Purchased Under Agreements to Resell
Securities purchased under agreements to resell are treated as collateralized financing transactions and are carried at the amounts at which such securities will be subsequently resold, including accrued interest, and approximate fair value. The Company’s exposure to credit risks associated with the nonperformance of counterparties in fulfilling these contractual obligations can be directly impacted by market fluctuations that may impair the counterparties’ ability to satisfy their obligations. It is the Company’s policy to take possession of the securities underlying the agreements to resell or enter into tri-party agreements, which include segregation of the collateral by an independent third party for the benefit of the Company. The Company monitors the value of these securities daily and, if necessary, obtains additional collateral to assure that the agreements are fully secured. At December 31, 2006 and 2005, the Company had approximately $50 million and $20 million, respectively, in securities purchased under agreements to resell.
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
Securities Transactions
Securities transactions entered into by the Company’s broker-dealer subsidiary are recorded on a settlement date basis, which is generally three business days after the trade date. Securities owned are valued at market value with profit and loss accrued on unsettled transactions based on the trade date.
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
Investments
Realized gains on the sale of investments are calculated based on the specific identification method and are recorded in “Other Income/Expense” on the accompanying consolidated statements of income.
Investments consist of securities classified as either: non-marketable, trading, or available-for-sale.
Of the approximate $129 million in total investments at December 31, 2006, approximately $55 million relates to equity-based funds and accounts and $74 million relates to fixed-income funds or accounts.
Also included in total investments of $129 million and $121 million as of December 31, 2006 and 2005, respectively, on the accompanying consolidated balance sheets are underlying securities from three funds managed by the Company (see Note 12, “Consolidated Funds”). These underlying securities approximate $35 million and $28 million as of December 31, 2006 and 2005, respectively, and are excluded from the discussion, below, regarding the Company’s classification of investments as either non-marketable, trading, or available-for sale. As a result of being the sole investor in the three funds referenced above at December 31, 2005 and the majority investor as of December 31, 2006, the Company is required to consolidate these funds in its consolidated financial statements. Although the underlying securities of these fund investments would be classified as “trading” securities by the funds if the funds were to follow SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Company does not classify these underlying securities as “trading” securities, as the Company’s investment is at the fund level. In addition, the Company’s objective for holding an investment in these three funds is not to buy or sell frequently nor is it to generate profits. The Company’s objective is to hold the fund investments until such time that they are majority-owned by outside investors.
Non-marketable securities are investments that are saleable, but for which no ready market exists. These investments are carried at cost. At December 31, 2006, the Company did not hold any investments that it classified as non-marketable. At December 31, 2005, approximately $30 million of the Company’s total investments were classified as non-marketable, which represented non-voting common stock in a privately held institutional equity manager (Institutional Capital Corporation).
Trading securities are securities bought and held principally for the purpose of selling them in the near term. These investments are reported at fair value, with unrealized gains and losses included in earnings. At December 31, 2006 and 2005, approximately $27 million and $22 million of investments, respectively, were classified as trading securities. As of December 31, 2006 and 2005, approximately $12 million and $11 million of these securities, respectively, were in products or portfolios that are not currently marketed by the Company but may be offered to investors in the future. The fair value for these products is determined through a combination of quoted market prices as well as a valuation of any derivatives employed by means of discounted cash flow analysis. The remaining balance of approximately $14 million and $10 million as of December 31, 2006 and 2005, respectively, included as trading securities is our investment in certain Company-sponsored mutual funds. The purpose of these investments is to mitigate the Company’s interest rate exposure for those participants in the deferred compensation program who have elected to defer compensation with such deferred compensation earning interest based on the rate of return of one of several managed funds sponsored by the Company. To mitigate exposure and to minimize the volatility of the Company’s deferred compensation liability, the Company purchases shares of the underlying funds at the time of the deferral.
Investments not classified as either non-marketable or trading are classified as available-for-sale securities. These investments are carried at fair value with unrealized holding gains and losses reported net of tax as a separate component of accumulated other comprehensive income until realized. Realized gains and losses are reflected as a component of non-operating income/(expense). At December 31, 2006 and 2005, approximately $66 million and $40 million of investments, respectively, were classified as available-for-sale and consist primarily of Company-sponsored products or portfolios that are not currently being marketed by the Company but may be offered to investors in the future. These marketable securities are carried at fair value, which is based on quoted market prices.
The cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of available-for-sale securities by major security type at December 31, 2006 and 2005, are as follows:

			Gross
		Gross Unrealized	Unrealized
(in 000s)	Cost	Holding Gains	Holding Losses	Fair Value
At December 31, 2006
Incubation strategies	$24,722	$2,712	$(31)	$27,403
Sponsored funds	20,559	1,088	(40)	21,607
Other	17,154	144	—	17,298

	$62,435	$3,944	$(71)	$66,308

At December 31, 2005
Incubation strategies	$24,249	$2,479	$(28)	$26,700
Sponsored funds	8,620	479	(143)	8,956
Other	4,203	—	(26)	4,177

	$37,072	$2,958	$(197)	$39,833

The Company periodically evaluates its investments for other-than-temporary declines in value. Other-than-temporary declines in value may exist when the fair value of an investment security has been below the carrying value for an extended period of time. If an other-than-temporary decline in value is determined to exist, the unrealized investment loss net of tax in accumulated other comprehensive income is realized as a charge to net income in that period. At December 31, 2006, for the six investments that have unrealized losses for greater than 12 months, the Company believes that all of these unrealized losses are only temporary and are due to temporary market conditions. Supporting this conclusion is the increase in the value of these investments, and commensurate decline in total unrealized losses at December 31, 2006, compared to total unrealized losses at December 31, 2005. The following table presents information about the Company’s investments with unrealized losses at December 31, 2006 and 2005 (in 000s):

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

December 31, 2006
Sponsored funds	$2,000	$(23)	$584	$(17)	$2,584	$(40)
Incubation strategies	1,339	(31)	—	—	1,339	(31)

Total temporarily impaired securities	$3,339	$(54)	$584	$(17)	$3,923	$(71)

December 31, 2005
Sponsored funds	$5,125	$(139)	$296	$(30)	$5,421	$(169)
Incubation strategies	987	(28)	—	—	987	(28)

Total temporarily impaired securities	$6,112	$(167)	$296	$(30)	$6,408	$(197)

Revenue Recognition
Investment advisory fees from assets under management are recognized ratably over the period that assets are under management. Performance fees are recognized only at the performance measurement dates contained in the individual account management agreements and are dependent upon performance of the account exceeding agreed-upon benchmarks over the relevant period. Some of the Company’s investment management agreements provide that, to the extent certain enumerated expenses exceed a specified percentage of a fund’s or a portfolio’s average net assets for a given year, the advisor will absorb such expenses through a reduction in management fees. Investment advisory fees are recorded net of any such expense reductions. Investment advisory fees are also recorded net of any sub-advisory fees paid by the Company based on the terms of those arrangements.
Accumulated Other Comprehensive Income/(Loss)
The Company’s other comprehensive income/(loss) consists of: changes in unrealized gains and losses on certain investment securities classified as available-for-sale (recorded net of tax); reclassification adjustments for realized gains/(losses) on those investment securities classified as available-for-sale; activity from terminated cash flow hedges; activity related to the Company’s qualified pension and post-retirement plans; and foreign currency translation adjustments.
The changes in unrealized gains and (losses) (net of tax) on certain investment securities classified as available-for-sale were approximately $0.9 million, ($0.3 million) and $3.2 million for the years ended December 31, 2006, 2005, and 2004, respectively. The related cumulative tax effects of the changes in unrealized gains and losses on those investment securities classified as available-for-sale were deferred tax benefits/(liabilities) of ($0.3 million) in 2006, $0.2 million in 2005 and ($2.1 million) in 2004. The reclassification adjustments for realized gains/(losses) for those investment securities classified as available-for-sale resulted in gains of approximately $3.3 million, $2.2 million and $0.1 million in 2006, 2005 and 2004, respectively.
During 2006, the Company did not have any new activity resulting from cash flow hedges. During 2005, the Company had two different sources of activity from terminated cash flow hedges: (1) the acceleration of the amortization of the deferred loss resulting from a series of Treasury rate lock transactions related to the private placement debt; and (2) the deferral of a gain and its related amortization resulting from a series of Treasury rate lock transactions related to the Senior Term Notes.
The first source of 2005 activity from terminated cash flow hedges relates to the private placement debt. As discussed further in Note 5, “Derivative Financial Instruments,” the Company had incurred a deferred loss during 2003 in connection with a series of Treasury rate lock transactions that had been entered into in anticipation of the private placement debt (see Note 4, “Debt”). This loss was being reclassified into current earnings commensurate with the recognition of interest expense on the private placement debt. The amortization of this loss was approximately $0.1 million and $0.3 million for the years ended December 31, 2003 and 2004, respectively. At December 31, 2004, the remaining unamortized loss from these Treasury rate lock transactions was approximately $1.1 million. On April 6, 2005, the Company made an early repayment of the entire $300 million of private placement debt. As a result of this early repayment, the Company accelerated the recognition of the remaining $1.1 million of unamortized deferred loss relating to those Treasury rate lock transactions. At December 31, 2005, there was no remaining unamortized loss relating to these Treasury rate lock transactions.
The second source of 2005 activity from terminated cash flow hedges relates to the Senior Term Notes. As discussed further in Note 5, “Derivative Financial Instruments,” during 2005, the Company deferred a $1.6 million gain that resulted from another series of Treasury rate lock transactions; these Treasury rate lock transactions were entered into in anticipation of the issuance of the Senior Term Notes (see Note 4, “Debt,” for additional information). This $1.6 million gain is being reclassified into current earnings commensurate with the recognition of interest expense on the 5-year and 10-year term debt. As the gain resulting from these Treasury rate lock transactions did not occur until 2005, there was no amortization for the year ended December 31, 2004. For the years ended December 31, 2005 and 2006, approximately $0.1 million and $0.2 million of this gain, respectively, were reclassified from deferred gain in other comprehensive income to a reduction of interest expense. At December 31, 2006 and 2005, the remaining unamortized gain on these Treasury rate lock transactions approximated $1.3 million and $1.5 million, respectively. During 2007, the Company expects to reclassify approximately $0.3 million of the deferred gain into interest expense.
The next component of the Company’s other comprehensive income/(loss) relates to the Company’s pension and post-retirement plans. For the year ended December 31, 2005, the Company updated certain actuarial assumptions used to determine the accumulated benefit obligation (“ABO”) for its qualified pension plan. As a result, the Company’s qualified pension plan was determined to be underfunded on an ABO basis as of December 31, 2005. Consequently, a charge was recorded to stockholders’ equity, net of income tax benefits, as a component of other comprehensive loss, of approximately $2.4 million. On September 29, 2006, the FASB issued a new pension standard, SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). (See Note 8, “Retirement Plans,” for additional information.) At December 31, 2006, an additional charge was recorded to stockholders’ equity, net of income tax benefits, as a component of other comprehensive loss, of approximately $2.2 million for the Company’s qualified and excess pension plans. In addition, at December 31, 2006, a gain of approximately $75,000 was recorded as a component of other comprehensive income related to the Company’s post-retirement benefits plan.
Finally, the last component of the Company’s other comprehensive income/(loss) relates to foreign currency translation adjustments. For the year ended December 31, 2006, approximately $3,000 of a foreign currency translation loss was recorded into other comprehensive income. The Company recorded approximately $1,000 of foreign currency translation gains for each of the years ended December 31, 2005 and 2004.
The Company’s total comprehensive income was approximately $185.7 million in 2006, $171.1 million in 2005, and $159.9 million in 2004.
Goodwill
In July 2001, the FASB issued Statement SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”.) SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead that they be tested for impairment at least annually using a two-step process. Other intangible assets continue to be amortized over their useful lives.
The Company has chosen May 31 as its measurement date for the annual SFAS No. 142 impairment test. Neither the initial SFAS No. 142 impairment test (as of January 1, 2002), nor any of the subsequent, ongoing annual SFAS No. 142 impairment tests (as of May 31) indicate any impairment of goodwill. The Company has identified five reporting units for purposes of the impairment test. These reporting units are one level below our operating segment and were determined based on how we manage our business, including our internal reporting structure, management accountability and resource prioritization process. The Company’s SFAS No. 142 goodwill impairment test involves the use of estimates. Specifically, estimates are used in assigning assets and liabilities to reporting units, assigning goodwill to reporting units and determining the fair value of reporting units. While we believe that our testing was appropriate, the use of different assumptions may have resulted in recognizing some impairment of goodwill in our financial statements.
The following table presents a reconciliation of activity in goodwill from December 31, 2004 to December 31, 2006, as presented on our consolidated balance sheets:
(in 000s)

Balance at December 31, 2004	$549,811

Repurchase of 100% of NWQ Class 3 interests (see Note 6)	22,500
Santa Barbara acquisition (see Note 11)	52,956

Balance at December 31, 2005	$625,267

Repurchase of NWQ minority interests (see Note 6)	22,500
Revised Santa Barbara intangible asset valuation	(13,497)
Additional Santa Barbara acquisition costs	20

Balance at December 31, 2006	$634,290

Intangible Assets
Intangible assets consist primarily of the estimated value of customer relationships resulting from our Symphony, NWQ, and Santa Barbara acquisitions. The Company does not have any intangible assets with indefinite lives. The Company amortizes intangible assets over their estimated useful lives.
The following table presents a reconciliation of activity in other intangible assets from December 31, 2004 to December 31, 2006, as presented on our consolidated balance sheets:
(in 000s)

Balance at December 31, 2004	$53,398
Santa Barbara acquisition (see Note 11)	14,400

Amortization of:
Symphony customer relationships	(2,223)
Symphony internally developed software	(324)
NWQ customer relationships	(2,544)
Santa Barbara customer relationships (see Note 11)	(400)

Balance at December 31, 2005	$62,307

Santa Barbara acquisition (see Note 11):
Customer relationships	11,800
Trademark / tradename	1,700

Amortization of:
Symphony customer relationships	(2,223)
Symphony internally developed software	(191)
NWQ customer relationships	(2,544)
Santa Barbara customer relationships (see Note 11)	(3,239)
Santa Barbara Trademark / Tradename (see Note 11)	(236)

Balance at December 31, 2006	$67,374

The following table reflects the gross carrying amounts and the accumulated amortization amounts for the Company’s intangible assets as of December 31, 2006 and 2005:
(in 000s)

	As of December 31, 2006		As of December 31, 2005
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Symphony acquisition-
Customer relationships	$43,800	$12,113	$43,800	$9,891
Internally developed software	1,622	1,622	1,622	1,432
Favorable lease	369	369	369	369
NWQ acquisition-
Customer relationships	22,900	11,238	22,900	8,693
Santa Barbara acquisition-
Customer relationships	26,200	3,639	14,400	400
Trademark / Tradename	1,700	236	—	—

Total	$96,591	$29,217	$83,091	$20,785

For the years ended December 31, 2006 and 2005, the aggregate amortization expense relating to the Company’s amortizable intangible assets was approximately $8.4 million and $5.5 million, respectively. There were no unamortizable intangible assets at December 31, 2006 and 2005. The approximate useful lives of these intangible assets are as follows: Symphony customer relationships — 19 years; Symphony internally developed software — 5 years; NWQ customer relationships — 9 years; Santa Barbara customer relationships — 9 years; and Santa Barbara Trademark/Tradename — 9 years. The estimated aggregate amortization expense for each of the next five years is approximately: $7.9 million for each of 2007, 2008, 2009, and 2010 and $6.8 million in 2011.
Other Receivables and Other Liabilities
Included in other receivables and other liabilities are receivables from and payables to broker-dealers and customers, primarily in conjunction with unsettled trades. These receivables were approximately $2.0 million and $9.0 million, and these payables were approximately $0.9 million and $4.6 million at December 31, 2006 and 2005, respectively.
Other Assets
At December 31, 2006 and 2005, other assets consist primarily of approximately $11.7 million and $14.6 million, respectively, in commissions advanced by the Company on sales of certain mutual fund shares. Advanced sales commission costs are being amortized over the lesser of the Securities and Exchange Commission Rule 12b-1 revenue stream period (one to eight years) or the period during which the shares of the fund upon which the commissions were paid remain outstanding.
Fair Value of Financial Instruments
SFAS No. 107, “Disclosures About Fair Value of Financial Instruments” (“SFAS No. 107”) requires the disclosure of the estimated fair value of financial instruments. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.
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
A comparison of the fair values and carrying amounts of these instruments is as follows:
(in 000s)
December 31,

	2006		2005
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and cash equivalents	$223,168	$223,168	$128,933	$128,933
Fees receivable	87,239	87,239	61,932	61,932
Other receivables	23,481	23,481	22,387	22,387
Underlying securities in consolidated funds	35,195	35,195	28,377	28,377
Marketable securities	80,367	80,367	61,526	61,526
Non-marketable securities	—	—	30,434	30,600
Open derivatives	259	259	—	—

(in 000s) December 31,	2006		2005
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Liabilities:
Senior term notes	$550,000	$533,228	$550,000	$541,047
Notes payable	100,000	100,000	150,000	150,000
Accounts payable	13,474	13,474	15,990	15,990
Open derivatives	601	601	303	303
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
Advertising and Promotional Costs
Advertising and promotional costs include amounts related to the marketing and distribution of specific products offered by the Company as well as expenses associated with promoting the Company’s brands and image. The Company’s policy is to expense such costs as incurred.
Other Income/(Expense)
Other income/(expense) includes realized gains and losses on investments and miscellaneous income, including gain or loss on the disposal of property.
The following is a summary of Other Income/(Expense) for the years ended December 31, 2006, 2005 and 2004:

(in 000s) For the year ended December 31,	2006	2005	2004
Gains/(Losses) on Investments	$15,466	$4,802	$4,128
Gains/(Losses) on Fixed Assets	(171)	(442)	(10)
Miscellaneous Income/(Expense)	431	3,528	3,430

Total	$15,726	$7,888	$7,548

Total other income/(expense) for 2006 was $15.7 million. Included in the $15.5 million of gains on sale of investments is approximately $10.1 million related to the sale of the Company’s investment in Institutional Capital Corporation. Gains from sales of investments also include approximately $4.8 million recognized on the sale of seed investments in Company sponsored funds and accounts.
Total other income/(expense) was $7.9 million in 2005. As a result of the early repayment of the private placement debt, the Company accelerated the recognition of unamortized deferred gains and losses resulting from various interest rate hedging activity associated with the private placement debt. This accelerated recognition resulted in $3.6 million of miscellaneous income for the year. Supplementing this other income was $4.8 million in gains recognized on the sale of seed investments.
Net Interest Expense
The following is a summary of Net Interest Expense for the years ended December 31, 2006, 2005 and 2004:

(in 000s) For the year ended December 31,	2006	2005	2004
Dividends and Interest Income	$11,388	$8,978	$4,597
Interest Expense	(39,554)	(27,917)	(12,513)

Total	$(28,166)	$(18,939)	$(7,916)

Total net interest expense increased $9.2 million for the year due to increased interest expense as a result of increased debt associated with the repurchase of shares from STA. Partially offsetting this increase was an increase in interest income due to interest earned on investable cash.
Net interest expense increased $11.0 million in 2005 as a result of increase debt associated with the repurchase of shares from STA. Partially offsetting this increase was an increase in dividends and interest income due to dividends received during 2005 and interest earned on the consolidated funds.
Taxes
The Company and its subsidiaries file a consolidated federal income tax return. The Company provides for income taxes on a separate return basis. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and the tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are applicable to periods in which the differences are expected to affect taxable income. Although valuation allowances may be established, when necessary, to reduce deferred tax assets to amounts expected to be realized, there were no deferred tax asset valuation allowances at December 31, 2006 or 2005.
Supplemental Cash Flow Information
The Company paid cash interest of $36.7 million in 2006, $21.7 million in 2005 and $12.6 million in 2004. This compares with interest expense reported in the Company’s consolidated statements of income of $39.6 million, $27.9 million and $12.5 million for the respective reporting years.
Federal and state income taxes paid in the years ending December 31, 2006, 2005 and 2004, amounting to approximately $101.9 million, $85.9 million and $92.6 million, respectively, include required payments on estimated taxable income and final payments of prior year taxes required to be paid upon filing the final federal and state tax returns, reduced by refunds received.
2.  EARNINGS PER COMMON SHARE
The following table sets forth a reconciliation of net income and common shares used in the basic and diluted earnings per share computations for the three years ended December 31, 2006, 2005 and 2004:

(in 000s, except per share data)	Net	Average	Per Share
	Income	Shares	Amount
2004:
Basic EPS	$156,408	92,671	$1.69
Dilutive effect of:
Deferred restricted stock grants	—	457
Employee stock options	—	2,993

Diluted EPS	$156,408	96,121	$1.63

2005:
Basic EPS	$171,156	81,356	$2.10
Dilutive effect of:
Deferred restricted stock grants	—	463
Employee stock options	—	4,292

Diluted EPS	$171,156	86,111	$1.99

2006:
Basic EPS	$187,680	77,852	$2.41
Dilutive effect of:
Deferred restricted stock grants	—	592
Employee stock options	—	4,704

Diluted EPS	$187,680	83,148	$2.26

Options to purchase 6,369 shares of the Company’s common stock were outstanding as of December 31, 2006, but were not included in the computation of diluted earnings per share because their inclusion would have been antidilutive since the options’ weighted average exercise price of $50.82 per share was greater than the average market price of $47.25 for the Company’s common shares during the applicable period. At December 31, 2005, all options to purchase shares of the Company’s common stock outstanding were included in the computation of diluted earnings per share because all of the options’ respective exercise price per share was less than the average market price of the Company’s common shares during the applicable period. At December 31, 2004, options to purchase 103,437 shares of the Company’s common stock at a price range of $34.40 to $39.47 per share were outstanding, but were not included in the computation of diluted earnings per share because the options’ respective exercise price per share was greater than the average market price of the Company’s common shares during the applicable period.
3.  INCOME TAXES
The provision for income taxes on earnings for the three years ended December 31, 2006 is:

(in 000s)	2006	2005	2004
Current:
Federal	$101,813	$85,985	$73,893
State	21,187	17,612	13,830

	$123,000	$103,597	$87,723

Deferred:
Federal	$(1,865)	$5,047	$9,103
State	(211)	(961)	(727)

	$(2,076)	$4,086	$8,376

The provision for income taxes is different from that which would be computed by applying the statutory federal income tax rate to income before taxes. The principal reasons for these differences are as follows:

	2006	2005	2004
Federal statutory rate applied to income before taxes	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	4.8	4.4	3.4
Tax-exempt interest income, net of disallowed interest expense	(0.1)	(0.1)	(0.1)
Other, net	(0.5)	(0.7)	(0.2)

Effective tax rate	39.2%	38.6%	38.1%

The tax effects of significant items that give rise to the net deferred tax liability recorded on the Company’s consolidated balance sheets are shown in the following table:

(in 000s)
December 31,	2006	2005
Gross deferred tax assets:
Stock options	$27,218	$24,164
Deferred compensation	14,569	13,157
Book depreciation in excess of tax depreciation	4,459	4,131
State net operating loss carryforwards	3,746	3,819
Restricted stock	6,618	1,725
Deferred stock	3,681	3,050
Pension and post-retirement benefit plan costs	8,228	5,894
Unvested profits interests	5,073	186
Other	5,014	5,495

Gross deferred tax assets	78,606	61,621

(in 000s)
December 31,	2006	2005
Gross deferred tax liabilities:
Deferred commissions and fund offering costs	(4,896)	(5,924)
Goodwill amortization	(86,235)	(74,657)
Other, consisting primarily of internally developed software	(10,755)	(7,359)

Gross deferred tax liabilities	(101,886)	(87,940)

Net deferred tax liability	$(23,280)	$(26,319)

The future realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management believes it is more likely than not the Company will realize the benefits of these future tax deductions.
Not included in income tax expense for 2006, 2005 and 2004 are income tax benefits of $22.8 million, $26.7 million and $11.6 million, respectively, attributable to the vesting of restricted stock and the exercise of stock options. Such amounts are reported on the consolidated balance sheets in additional paid-in capital and as a reduction of taxes payable included in other liabilities on our consolidated balance sheets.
At December 31, 2006, the Company had state tax loss carryforward benefits of approximately $3.7 million that will expire between 2022 and 2025. The Company believes that all state tax loss carryforwards will be utilized prior to expiration.
4.  DEBT
At December 31, 2006 and 2005, debt on the accompanying consolidated balance sheets was comprised of the following:

(in 000s)
December 31,	2006	2005
Short-Term Obligations:
Notes payable	$100,000	$150,000

Long-Term Obligations:
Senior Term Notes:
Senior term notes — 5 Year	$250,000	$250,000
Net unamortized discount	(528)	(654)
Senior term notes — 10 Year	300,000	300,000
Net unamortized discount	(1,354)	(1,473)
Net unamortized debt issuance costs	(3,614)	(4,140)

Subtotal	$544,504	$543,733

Total	$644,504	$693,733

Private Placement Debt
On September 19, 2003, the Company issued $300 million of senior unsecured notes (the “private placement debt”). These notes carried a fixed coupon rate of 4.22%, payable semi-annually and were issued at 100% of par, unsecured, and prepayable at any time in whole or in part. In the event of prepayment, the Company would pay an amount equal to par plus accrued interest plus a “make-whole premium,” if applicable. Proceeds from the private placement debt were used to refinance existing debt and for general corporate purposes. These notes were originally scheduled to mature on September 19, 2008, but were repaid on April 6, 2005, with borrowings made under a Bridge Credit Agreement (discussed below). At the time of the repayment, the Company also paid approximately $1.5 million in accrued interest. Under the terms of the private placement debt, no “make-whole premium” amounts were due. As a result of the repayment, there were no amounts outstanding at December 31, 2005.

Bridge Credit Facility
On April 1, 2005, Nuveen Investments entered into a $750 million bridge credit agreement with various financial institutions. The maturity date of this credit agreement was March 31, 2006. Borrowings under this facility bore an interest rate, at the Company’s option, of either LIBOR or the Federal Funds rate plus a spread equal to 0.335% to 0.470% based on Nuveen Investments’ leverage, with such applicable spread increasing by 0.25% on September 30, 2005, and by an additional 0.25% on December 31, 2005. During the second quarter of 2005, the Company had used approximately $300 million of the amount available under the facility to prepay the holders of the Company’s 4.22% senior unsecured notes due September 19, 2008. During the third quarter of 2005, the Company used approximately $410 million of the remaining amount available under the bridge credit agreement primarily to fulfill its forward contract obligation to repurchase shares of its capital stock owned by STA (refer to Note 1, “Sale of The St. Paul Travelers Companies, Inc.’s Ownership Interest in Nuveen Investments”). During the third quarter of 2005, the entire $710 million borrowed under the bridge credit agreement was repaid with borrowings made under a senior revolving credit facility and the issuance of senior notes (both discussed below) and the bridge credit agreement was terminated.
Senior Term Notes
On September 12, 2005, Nuveen Investments issued $550 million of senior unsecured notes, comprised of $250 million of 5-year notes and $300 million of 10-year notes. The Company received approximately $544 million in net proceeds after discounts and other debt issuance costs. The 5-year senior notes bear interest at an annual fixed rate of 5.0% payable semi-annually beginning March 15, 2006. The 10-year senior notes bear interest at an annual fixed rate of 5.5% payable semi-annually also beginning March 15, 2006. The net proceeds from the notes were used to repay a portion of the outstanding debt under the bridge credit facility. The costs related to the issuance of the senior term notes are being capitalized and amortized to expense over their term. At December 31, 2006, the fair value of the 5-year and 10-year senior term notes was approximately $245.2 million and $288.0 million, respectively.
Senior Revolving Credit Facility
In addition to the senior term notes, the Company has a $400 million senior revolving credit facility that expires on September 15, 2010. As of December 31, 2005, the Company had borrowed $150 million of the total amount available under the senior revolving credit facility, with the majority of the proceeds being used to repay the amount due under the bridge credit facility (refer to discussion above). During the second quarter of 2006, the Company repaid $50 million of the amount borrowed under this senior revolving credit facility. At December 31, 2006 the Company had $100 million outstanding under this facility. The rate of interest payable under the new senior revolving credit facility is, at the Company’s option, a function of either one of various floating rate indices or the Federal Funds rate. For the years ended December 31, 2006 and 2005, the weighted- average interest rate on the amount borrowed under the senior revolving credit facility was 5.46% and 4.54%, respectively. The agreement also requires the Company to pay a facility fee at an annual rate of a range of 0.08% to 0.15% that is dependent on our debt rating. Proceeds from borrowings under this facility may be used for fulfilling day-to-day cash requirements and general corporate purposes, including acquisitions, share repurchases and asset purchases.
Other
The Company’s broker-dealer subsidiary may utilize available, uncommitted lines of credit with no annual facility fees, which approximate $50 million, to satisfy unanticipated, short-term liquidity needs. At December 31, 2006 and 2005, no borrowings were outstanding on these uncommitted lines of credit.
5.  DERIVATIVE FINANCIAL INSTRUMENTS
SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133” and further amended by SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” (collectively, “SFAS No. 133”) states that, unless a derivative qualifies as a hedge, the gain or loss from a derivative instrument must be recorded currently into earnings. Under

SFAS No. 133, three types of hedges are recognized: fair value hedges, cash flow hedges, and hedges of a corporation’s net investments in foreign operations.
Fair value hedges An entity may designate a derivative instrument as hedging the exposure to changes in the fair value (market value) of financial assets or liabilities. For example, a fixed-rate bond’s market value changes when prevailing market interest rates change. Hedging the fixed-rate bond’s price risk with a derivative would be considered a fair value hedge.
Cash flow hedges An entity may also designate a derivative instrument as hedging the exposure to variability in expected future cash flows that is attributable to a particular risk. That exposure may be associated with an existing recognized asset or liability or a forecasted transaction.
Derivative Financial Instruments Related to Private Placement Debt
In August 2004, in anticipation of the private placement debt issuance, the Company entered into a series of Treasury rate lock transactions with an aggregate notional amount of $100 million. These Treasury rate locks were accounted for as cash-flow hedges, as they hedged against the variability in future projected interest payments on the then-forecasted issuance of fixed-rate debt (the private placement debt) attributable to changes in interest rates. The prevailing Treasury rates had declined by the time of the private placement debt issuance and the locks were settled for a payment by the Company of $1.5 million. The Company had recorded this loss in “Accumulated Other Comprehensive Income/(Loss)” in the accompanying consolidated balance sheets, as the Treasury rate locks were considered highly effective for accounting purposes in mitigating the interest rate risk on the forecasted debt issuance. Amounts accumulated in other comprehensive loss were to be reclassified into earnings commensurate with the recognition of the interest expense on the private placement debt. During the year ended December 31, 2004, the Company reclassified approximately $0.3 million of the loss on the Treasury rate lock transactions into interest expense. At December 31, 2004, the remaining unamortized loss on these Treasury rate lock transactions was approximately $1.1 million. On April 6, 2005, the Company repaid the entire $300 million of private placement debt (refer to Note 4, “Debt”). As a result of the early repayment of the private placement debt, the Company accelerated the recognition of the remaining approximate $1.1 million of unamortized deferred loss resulting from these Treasury rate lock transactions. Due to the accelerated recognition of the deferred loss, there was no remaining unamortized loss on these Treasury rate lock transactions at December 31, 2005.
Also related to the private placement debt, the Company entered into a series of interest rate swap transactions during 2003. The Company entered into forward-starting interest rate swap transactions as hedges against changes in a portion of the fair value of the private placement debt. Under the agreements, payments were to be exchanged at specified intervals based on fixed and floating interest rates. All of the interest rate swap transactions were designated as fair value hedges to mitigate the changes in fair value of the hedged portion of the private placement debt. The Company determined that these interest rate swap transactions qualified for treatment under the short-cut method of SFAS No. 133 of measuring effectiveness. All of these interest rate swap transactions were cancelled. The cancellation of these interest rate swap transactions resulted in a total gain to the Company of $8.1 million. These gains were being amortized over the term of the private placement debt, lowering the effective interest rate of the private placement debt. The amortization of the gains resulting from the cancellation of these interest rate swap transactions is reflected in “Interest Expense” on the accompanying consolidated statements of income. Approximately $1.3 million of these gains were amortized as a reduction to interest expense for the year ended December 31, 2004. As a result of the early repayment of the private placement debt on April 6, 2005, the Company accelerated the recognition of the remaining unamortized gains resulting from the interest rate swap transactions. For the year ended December 31, 2005, approximately $6.6 million of gains from the cancellation of interest rate swap agreements was recognized as current income. Due to the accelerated recognition of these gains, there was no remaining unamortized gain on interest rate swap transactions at December 31, 2005.
In addition to amortizing the deferred gains and losses on the derivative transactions, the Company was amortizing debt issuance costs related to the private placement debt. On April 6, 2005, there was a total of $1.5 million in unamortized private placement fees. Due to the repayment of the private placement debt, the recognition of these fees was also accelerated. The total net resulting gain from the acceleration of the Treasury rate lock transactions, the cancellation of the interest rate swaps and the private placement fees was approximately $3.6 million. This gain was recorded as Other Income/(Expense) in 2005.
Derivative Financial Instruments Related to Senior Term Notes
In anticipation of the issuance of the senior term notes (refer to Note 4, “Debt”), the Company entered into a series of Treasury rate lock transactions with an aggregate notional amount of $550 million. These Treasury rate locks were accounted for as cash-flow hedges, as they hedged against the variability in future projected interest payments on the forecasted issuance of fixed-rate debt (the longer-term senior term notes that replaced the bridge credit agreement) attributable to changes in interest rates. The prevailing Treasury rates had increased by the time of the senior term notes issuance and the locks were settled for a net payment to the Company of approximately $1.6 million. The Company has recorded this gain in “Accumulated Other Comprehensive Income/(Loss)” on the accompanying consolidated balance sheets as of December 31, 2006 and 2005, as the Treasury rate locks were considered highly effective for accounting purposes in mitigating the interest rate risk on the forecasted debt issuance. The $1.6 million is being reclassified into current earnings commensurate with the recognition of interest expense on the 5-year and 10-year term debt. For the years ended December 31, 2006 and 2005, approximately $241,000 and $68,000, respectively, of the deferred gain was amortized into interest expense. At December 31, 2006 and 2005, the unamortized gain on the Treasury rate lock transactions was approximately $1.3 million and $1.5 million, respectively. During 2007, the Company expects to reclassify approximately $253,000 of the deferred gain on the Treasury rate lock transactions into interest expense.
Other Derivative Financial Instruments
Also included in the accompanying consolidated balance sheets as of December 31, 2006 and 2005 are certain swap agreements and futures contracts that have not been designated as hedging instruments. These swap agreements and futures contracts are being used to mitigate overall market risk of certain recently created product portfolios that are not yet being marketed. At December 31, 2006 and 2005, the net fair value of these open non-hedging derivatives was approximately $0.3 million and $0.3 million, respectively, and is reflected as approximately $259,000 in “Other Assets” and $601,000 in “Other Short-Term Liabilities” on the accompanying consolidated balance sheet as of December 31, 2006, and $300,000 in “Other Short-Term Liabilities” on the accompanying consolidated balance sheet as of December 31, 2005. For the year ended December 31, 2006, the Company recorded approximately $902,000 in losses from these derivatives, approximately $539,000 of which were realized losses and the remainder unrealized. For the year ended December 31, 2005, the Company recorded approximately $805,000 in losses from these derivatives, approximately $591,000 of which were realized losses and the remainder unrealized. Realized gains and losses and unrealized gains and losses from these derivatives are reflected in “Other income/(expense)” on the accompanying consolidated statements of income. These losses were offset by gains on the product portfolios referenced above.
6.  EQUITY PROGRAMS
NWQ
As part of the NWQ acquisition, key management purchased a non-controlling, member interest in NWQ Investment Management Company, LLC. The non-controlling interest of $0.3 million as of December 31, 2006, and $0.4 million as of December 31, 2005, is reflected in minority interest on the consolidated balance sheets. This purchase allows management to participate in profits of NWQ above specified levels beginning January 1, 2003. During 2006 and 2005, the Company recorded approximately $3.8 million and $5.6 million, respectively, of minority interest expense, which reflects the portion of profits applicable to the minority owners. Beginning in 2004 and continuing through 2008, the Company has the right to purchase the non-controlling members’ respective interests in NWQ at fair value. On February 13, 2004, the Company exercised its right to call 100% of the Class 2 minority members’ interests for $15.4 million. Of the total amount paid, approximately $12.9 million was recorded as goodwill. On February 15, 2005, the Company exercised its right to call 100% of the Class 3 NWQ minority members’ interests for $22.8 million. Of the total amount paid, approximately $22.5 million was recorded as goodwill. On February 15, 2006, the Company exercised its right to call 25% of the Class 4 NWQ minority members’ interests for $22.6 million. Of the total amount paid on March 1, 2006, approximately $22.5 million was recorded as goodwill. (See Note 17, “Subsequent Event.”)

Santa Barbara
As part of the Santa Barbara acquisition, an equity opportunity was put in place to allow key individuals to participate in Santa Barbara’s earnings growth over the next five years (Class 2 Units, Class 5A Units, Class 5B Units, and Class 6 Units, collectively referred to as “Units”). The Class 2 Units were fully vested upon issuance. The Class 5A Units will vest one third on June 30, 2007, one third on June 30, 2008, and one third on June 30, 2009. One third of the Class 5B Units vested upon issuance, one third on June 30, 2007, and one third on June 30, 2009. The Class 6 Units will vest on June 30, 2009. During 2006, the Company recorded approximately $1.2 million of minority interest expense, which reflects the portion of profits applicable to the minority owners. The Units entitle the holders to receive a distribution of the cash flow from Santa Barbara’s business to the extent such cash flow exceeds certain thresholds. The distribution thresholds vary from year to year, reflecting Santa Barbara achieving certain profit levels. The profits interest distributions are also subject to a cap in each year. Beginning in 2008 and continuing through 2012, the Company has the right to acquire the Units of the non-controlling members.
New Equity Opportunity Programs Implemented During 2006
During 2006, new equity opportunities were put in place covering NWQ, Tradewinds and Symphony. These programs allow key individuals of these businesses to participate in the growth of their respective businesses over the next five years. Classes of units were established at each subsidiary (collectively referred to as “Units”). Certain of these Units vest on June 30 of 2007, 2008, 2009, 2010 and 2011. During 2006, the Company recorded approximately $1.2 million of minority interest expense, which reflects the portion of profits applicable to minority owners. The Units entitle the holders to receive a distribution of the cash flow from their business to the extent such cash flow exceeds certain thresholds. The distribution thresholds increase from year to year and the distributions of the profits interests are also subject to a cap in each year. Beginning in 2008 and continuing through 2012, the Company has the right to acquire the Units of the non-controlling members.
7.  COMMITMENTS AND CONTINGENCIES
Rent expense for office space and equipment was $13.4 million, $11.9 million and $10.6 million for the years ended December 31, 2006, 2005 and 2004, respectively. Minimum rental commitments for office space and equipment, including estimated escalation for insurance, taxes and maintenance for the years 2007 through 2017, the last year for which there is a commitment, are as follows:

(in 000s)
Year	Commitment
2007	$13,046
2008	14,176
2009	14,572
2010	14,956
2011	14,816
Thereafter	27,504
From time to time, the Company and its subsidiaries are named as defendants in pending legal matters. In the opinion of management, based on current knowledge and after discussions with legal counsel, the outcome of such litigation will not have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

8.  RETIREMENT PLANS
The Company maintains a non-contributory qualified pension plan, a non-contributory excess pension plan (described below), and a post-retirement benefit plan. The non-contributory qualified pension plan and the post-retirement benefit plan cover certain employees that qualify as plan participants, excluding employees of certain of its subsidiaries. Pension benefits are based on years of service and the employee’s average compensation during the highest consecutive five years of the employee’s last ten years of employment. The Company’s funding policy is to contribute annually at least the minimum amount that can be deducted for federal income tax purposes. Effective March 24, 2003, the pension plans were amended to only include employees who qualified as plan participants prior to such date. On March 31, 2004, the plans were amended to provide that existing plan participants will not accrue any new benefits under the plans after March 31, 2014. Additionally, the Company currently maintains a post-retirement benefit plan providing certain life insurance and health care benefits for retired employees and their eligible dependents. The cost of these benefits is shared by the Company and the retiree.
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
SFAS No. 158
On September 29, 2006, the FASB issued a new pension standard, SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”), marking the end of the first phase of the FASB’s project for revamping retiree-benefit accounting. For publicly traded companies, SFAS No. 158 is effective for fiscal years ending after December 15, 2006. SFAS No. 158 requires an employer to:
(a)	recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status;

(b)	measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year; and

(c)	recognize changes in the funded status of a defined benefit post-retirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income.
Under SFAS No. 158, the funded status of a pension is defined as the difference between the fair value of a plan’s assets and the projected benefit obligation (“PBO”). The PBO reflects anticipated future pay increases.
For the year ended December 31, 2005, and prior to SFAS No. 158, the Company had updated certain actuarial assumptions used to determine the accumulated benefit obligation (“ABO”) for its qualified pension plan. As a result, the Company’s qualified pension plan was determined to be underfunded on an ABO basis as of December 31, 2005. Consequently, a charge was recorded to stockholders’ equity, net of income tax benefits, as a component of other comprehensive loss, of approximately $2.4 million. At December 31, 2006, an additional charge was recorded to stockholders’ equity, net of income tax benefits, as a component of other comprehensive loss, of approximately $2.2 million for the Company’s qualified and excess pension plans. In addition, at December 31, 2006, a gain of approximately $75,000, net of income tax, was recorded as a component of other comprehensive income related to the Company’s post-retirement benefits plan. Of the total amounts recorded into accumulated other comprehensive income/(loss) as of December 31, 2006, the adoption of SFAS No. 158 resulted in a loss of approximately $3.3 million (after tax) associated with the Company’s pension plans, and the entire $75,000 gain (after tax) for the Company’s post-retirement benefit plan.

Medicare Part D
On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act (the “Act”) became law. The Act provides for a federal subsidy to sponsors of retiree health care benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to the benefit established by the Act. On May 19, 2004, the FASB issued Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the “FSP”). The FSP provides guidance on accounting for the effects of the Act, which resulted in a reduction in the accumulated projected benefit obligation for the subsidy related to benefits attributed to past service. Treating the future subsidy under the Act as an actuarial experience gain, as required by the guidance, decreased the accumulated projected benefit obligation at the beginning of the third quarter of 2004 by approximately $0.6 million. The subsidy also decreased the net periodic post-retirement benefit cost for the last half of 2004 by less than $0.1 million.
Measurement
For purposes of our consolidated financial statements, our plans’ measurement date is December 31. The market-related value of plan assets is determined based on the fair value at measurement date. The projected benefit obligation is determined based on the present value of projected benefit distributions at an assumed discount rate. The discount rate used reflects the rate at which we believe the pension plan obligations could be effectively settled at the measurement date, as though the pension benefits of all plan participants were determined as of that date.
Accumulated Benefit Obligation
An accumulated benefit obligation represents the actuarial present value of benefits. Whether vested or non-vested, they are attributed by the pension benefit formula to employee services rendered before a specified date using existing salary levels. As of December 31, 2006 and 2005, the accumulated benefit obligation for the Company’s pension plans was $33.7 million and $31.7 million, respectively. For the Company’s post-retirement plan, our accumulated benefit obligation at December 31, 2006 and 2005, was $9.8 million and $9.5 million, respectively.
Projected Benefit Obligation
A projected benefit obligation represents the actuarial present value as of a date of all benefits attributed by the pension benefit formula to employee service performed before that date. It is measured using assumptions as to future compensation levels, as the pension benefit formula is based on those future salary levels.
The following tables provide a reconciliation of the changes in the pension plans’ projected benefit obligations, the post-retirement benefit plan’s accumulated benefit obligation, the fair value of plan assets for the two-year period ending December 31, 2006, and a statement of the funded status as of December 31 for both years:

	Pension
	Benefits
(in 000s)	2006	2005
Change in projected benefit obligation:
Obligation at January 1	$36,412	$30,216
Service cost	1,819	1,575
Interest cost	2,099	1,802
Actuarial (gain)/loss	(349)	3,434
Benefit payments	(864)	(615)
Curtailments	—	—

Obligation at December 31	$39,117	$36,412

	Post-retirement Benefits
(in 000s)	2006	2005
Change in accumulated post-retirement benefit obligation:
Obligation at January 1	$9,454	$8,609
Service Cost	277	256
Interest Cost	514	518
Actuarial loss	104	626
Actual Benefits Paid	(574)	(555)
Expected Medicare Part D Reimbursements	49	—

Obligation at December 31	$9,824	$9,454

	Pension		Post-retirement
	Benefits		Benefits
(in 000s)	2006	2005	2006	2005
Change in fair value of plan assets:
Fair value of plan assets at January 1	$26,939	$25,957	$—	$—
Actual return on plan assets	2,406	1,597	—	—
Benefit payments	(864)	(615)	(524)	(555)
Company contributions	—	—	524	555

Fair value of plan assets at December 31	$28,481	$26,939	$—	$—

	Pension		Post-retirement
	Benefits		Benefits
(in 000s)	2006	2005	2006	2005
Reconciliation of Net Asset/(Liability):
Funded status at December 31	$(10,636)	$(9,473)	$(9,824)	$(9,454)
Accumulated other comprehensive gain/(loss)	(7,499)	(3,855)	(294)	—
Unrecognized prior service cost	49	49	(2,188)	(2,453)
Net actuarial (gain)/loss	7,450	8,375	2,482	2,447

Net asset/(liability) at December 31	$(10,636)	$(4,904)	$(9,824)	$(9,460)

Plan Assets
The Company employs a total return approach whereby a mix of equities and fixed-income investments are used to maximize the long-term return of plan assets for a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. The investment portfolio contains a diversified blend of equity and fixed-income investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks, and include small and large capitalizations with an emphasis on large capitalization stocks. Other assets, such as real estate, are used to enhance long-term returns while providing additional portfolio diversification. Derivatives may be used to gain market exposure in an efficient and timely manner; however, derivatives may not be used to leverage the portfolio beyond the market value of the underlying investments. For the years ended December 31, 2006 and 2005, no derivatives were utilized. Investment risk is measured and monitored on an on-going basis through quarterly investment portfolio reviews and annual liability measurements.
The expected long-term rate of return on plan assets is estimated based on the plan’s actual historical return results, the allowable allocation of plan assets by investment class, market conditions and other relevant factors. The Company evaluates whether the actual allocation has fallen within an allowable range, and then the Company evaluates actual asset returns in total and by asset class.

The following table presents actual allocation of plan assets, in comparison with the allowable allocation range, both expressed as a percentage of total plan assets, as of December 31:

	2006		2005
Asset Class	Actual	Allowable	Actual	Allowable
Cash	3%	0-15%	5%	0-15%
Fixed-income	37	20-60	32	20-60
Equities	60	30-70	63	30-70
Other	—	0-10	—	0-10

Total	100%		100%

Expected Contributions
During 2007, the Company expects to contribute approximately $153,000 to its excess pension plan. The Company does not expect to make any contributions during 2007 to its qualified pension plan. In addition, the Company expects to contribute approximately $552,000 during 2007, net of expected Medicare Part D reimbursements, for benefit payments to its post-retirement benefit plan.
The following table provides the expected benefit payments for each of the plans in each of the next five years as well as for the aggregate of the five fiscal years thereafter:

(in 000s)	Pension	Post-retirement
Expected Benefit Payments	Benefits	Benefits
2007	$1,133	$605
2008	2,190	635
2009	1,642	685
2010	1,808	709
2011	3,260	722
2012 – 2016	14,906	3,847
The following table provides the expected Medicare Part D reimbursements for each of the plans in each of the next five years as well as for the aggregate of the five fiscal years thereafter:

(in 000s)	Post-Retirement
Expected Medicare Part D Reimbursements	Benefits
2007	$52
2008	57
2009	59
2010	61
2011	61
2012 – 2016	316

Periodic Cost
As permitted under SFAS No. 87, “Employers’ Accounting for Pensions,” the amortization of any prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the pension and post-retirement plans.
The following table provides the components of net periodic benefit costs for the plans for the three years ending December 31, 2006:

	Pension Benefits
(in 000s)	2006	2005	2004
Service cost	$1,819	$1,575	$1,615
Interest cost	2,099	1,802	1,671
Expected return on plan assets	(2,247)	(2,164)	(2,084)
Amortization of prior service cost	1	1	3
Amortization of net loss	416	135	139
Curtailments and settlements	—	—	41

Net periodic benefit cost	$2,088	$1,349	$1,385

	Post-retirement Benefits
(in 000s)	2006	2005	2004
Service cost	$277	$256	$212
Interest cost	514	518	484
Amortization of prior service cost	(265)	(265)	(265)
Amortization of unrecognized loss	68	64	35

Net periodic benefit cost	$594	$573	$466

During the year ended December 31, 2007, approximately $273,000 of loss for the Company’s pension plans, and approximately $184,000 of gain for the Company’s post-retirement benefit plan, will be amortized from accumulated other comprehensive income/loss into net periodic benefit cost.
Amounts Recognized on the Consolidated Balance Sheets
The following table provides the amounts recognized on the consolidated balance sheets as of December 31, 2006 and 2005. Prepaid benefit costs would be recorded in other assets. Accrued benefit liabilities are recorded in accrued compensation and other expenses.

	Pension		Post-retirement
	Benefits		Benefits
(in 000s)	2006	2005	2006	2005
Assets-
Prepaid benefit cost	$—	$—	$—	$—
Liabilities-
Current accrued benefit liabilities	(153)	—	(532)	—
Non-current accrued benefit liabilities	(10,483)	(4,904)	(9,292)	(9,460)

Net amount recognized	$(10,636)	$(4,904)	$(9,824)	$(9,460)

The Company’s qualified and non-qualified pension plans’ projected benefit obligations exceed the fair value of plan assets for the years ending December 31, 2006 and 2005. The Company’s post-retirement benefits plan has no plan assets. The accumulated projected benefit obligation for the post-retirement plan is $9.8 million as of December 31, 2006 and $9.5 million as of December 31, 2005.

Assumptions
The assumptions used in the measurement of the Company’s benefit obligation as of December 31, 2006, 2005, and 2004 are shown in the following table:

	Pension	Post-retirement
	Benefits	Benefits
Weighted-average assumptions as of December 31, 2006
Discount rate	5.92%	5.92%
Rate of compensation increase	4.50%	N/A

Weighted-average assumptions as of December 31, 2005
Discount rate	5.75%	5.75%
Rate of compensation increase	4.50%	N/A

Weighted-average assumptions as of December 31, 2004
Discount rate	6.00%	6.00%
Rate of compensation increase	4.50%	N/A
The discount rates used in the determination of the Company’s benefit obligation for pension and post-retirement benefits were based on a yield curve approach at December 31, 2006, and Moody’s Corporate Aa Bond Index at December 31, 2005 and 2004.
The assumptions used in the determination of the Company’s net cost for the three years ended December 31, 2006 are shown in the following table:

	Pension	Post-retirement
	Benefits	Benefits
Weighted-average assumptions as of December 31, 2006
Discount rate	5.75%	5.75%
Expected long-term rate of return on plan assets	8.19%	N/A
Rate of compensation increase	4.50%	N/A

Weighted-average assumptions as of December 31, 2005
Discount rate	6.00%	6.00%
Expected long-term rate of return on plan assets	8.50%	N/A
Rate of compensation increase	4.50%	N/A

Weighted-average assumptions as of December 31, 2004
Discount rate	6.00%	6.25%
Expected long-term rate of return on plan assets	8.50%	N/A
Rate of compensation increase	4.50%	N/A
The discount rates used in the determination of the Company’s net cost for pension and post-retirement benefits for the years ended December 31, 2006, 2005, and 2004 were based on Moody’s Corporate Aa Bond Index. For 2007, the discount rate to be used in the determination of the Company’s net cost for pension and post-retirement benefits will be based on a yield-curve approach.
For purposes of determining the post-retirement benefits obligation at December 31, 2006, a 7% annual rate of increase in the per capita cost of covered health care benefits was assumed for beneficiaries under age 65, and an 8% annual rate of increase in the per capita cost of covered health care benefits was used for beneficiaries aged 65 and older. These annual rates of increase gradually decline to a 5% annual rate of increase by the year 2009 for beneficiaries under age 65, and the year 2010 for beneficiaries aged 65 and older.
For purposes of determining the post-retirement benefits cost for the year ended December 31, 2006, an 8% annual rate of increase in the per capita cost of covered health care benefits was assumed for all beneficiaries. This annual rate of increase was assumed to gradually decline to 5% by the year 2009 for all beneficiaries.
Assumed health care trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in assumed health care cost trend rates would have the following effects:

(in 000s)	1% Increase	1% Decrease
Effect on total service and interest cost	$134	$(107)
Effect on the health care component of the accumulated post-retirement benefit obligation	$1,374	$(1,134)
Other
The Company has a 401(k)/profit sharing plan that covers all of its employees, including employees of its subsidiaries. Amounts determinable under the plan are contributed in part to a profit sharing trust qualified under the Internal Revenue Code with the remainder paid as cash bonuses, equity awards and matching 401(k) employee contributions. During the years ended December 31, 2006 and 2005, the Company made contributions of approximately $3.0 million and $2.5 million, respectively, to the profit sharing trust for profit sharing awards and matching 401(k) employee contributions.
The Company has a non-qualified deferred compensation program whereby certain key employees can elect to defer receipt of all or a portion of their cash bonuses until a certain date or until retirement, termination, death or disability. The deferred compensation liabilities incur interest expense at the prime rate or at a rate of return of one of several managed funds sponsored by the Company, as selected by the participant. The Company mitigates its exposure relating to participants who have selected a fund return by investing in the underlying fund at the time of the deferral. At December 31, 2006 and 2005, the Company’s deferred compensation liability was approximately $41.6 million and $36.6 million, respectively.
9.  STOCK-BASED COMPENSATION
The Company currently maintains two stock-based compensation plans, the Second Amended and Restated Nuveen 1996 Equity Incentive Award Plan (the “1996 Plan”) and the 2005 Equity Incentive Plan (the “2005 Plan”). Under the 1996 Plan, the Company had reserved an aggregate of 30,900,000 shares of Class A common stock for awards. Under the 2005 Plan, the Company has reserved an aggregate of 7,000,000 shares of Class A common stock for awards. Under both plans, options may be awarded at exercise prices not less than 100% of the fair market value of the stock on the grant date, and maximum option terms may not exceed ten years.
Restricted Stock
At the date of the grant, the recipient of restricted stock awards has all rights of a stockholder, including voting and dividend rights, subject to certain restrictions on transferability and a risk of forfeiture. Restricted stock grants typically vest over a period of either 3 years or 6 years beginning on the date of grant.
In 2004, the Company granted 9,208 shares of restricted stock with a weighted-average fair value of $25.86. In 2005, the Company granted 611,329 shares of restricted stock with a weighted-average fair value of $38.01. In 2006, the Company granted 363,324 shares of restricted stock with a weighted-average fair value of $43.12. The Company awarded 325,547 shares of restricted stock with a weighted-average fair value of $51.54 in

February 2007 to employees pursuant to the Company’s incentive compensation program for 2006. All awards are subject to restrictions on transferability, a risk of forfeiture, and certain other terms and conditions. The value of such awards is reported as compensation expense over the shorter of the period beginning on the date of grant and ending on the last vesting date, or the period in which the related employee services are rendered. Recorded compensation expense for restricted stock awards, including the amortization of prior year awards, was $13.1 million, $5.2 million and $1.1 million, for 2006, 2005 and 2004, respectively. As of December 31, 2006, there was approximately $23.1 million of total unrecognized compensation costs related to deferred and restricted stock awards. These costs are expected to be recognized over a weighted-average period of 2.6 years.
A summary of the Company’s non-vested restricted stock activity for the two years ended December 31, 2006 is presented in the following table:

		Weighted-Average
	Number of	Grant Date Fair
(in 000s, except per share data)	Shares	Value Per Share
Non-vested restricted stock at December 31, 2004	209	$29.29
Granted	611	38.01
Vested	(1)	38.01
Forfeited	(20)	38.01

Non-vested restricted stock at December 31, 2005	799	$35.73
Granted	363	43.12
Vested	(4)	36.97
Forfeited	(19)	38.98

Non-vested restricted stock at December 31, 2006	1,139	$38.03

The aggregate intrinsic value of restricted stock granted during the year ended December 31, 2006 was $18.8 million, or a weighted-average grant date fair value of $43.12 per restricted share. During the year ended December 31, 2006, 4,061 restricted shares vested.
Stock Options
The Company also awarded certain employees options to purchase the Company’s common stock at exercise prices equal to or greater than the closing market price of the stock on the day the options were awarded. Options awarded pursuant to the 1996 Plan and the 2005 Plan are generally subject to three- and four-year cliff vesting and expire ten years from the award date. The Company awarded options to purchase 580,121 shares of common stock in February 2007 to employees pursuant to the Company’s incentive compensation program for 2006. There were approximately 6,982,000 shares available for future equity awards as of December 31, 2006, after consideration of the February 2007 incentive awards.
Effective April 1, 2004, the Company began expensing the cost of stock options per the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (see “Equity Incentive Plans” in Note 1). The retroactive restatement method described in SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” was adopted and the results for prior years have been restated. Compensation cost recognized is the same as that which would have been recognized had the fair value method of SFAS No. 123 been applied from its original effective date. Prior to April 1, 2004, the Company accounted for stock option plans under the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations.
Effective January 1, 2006 , the Company adopted SFAS No. 123R, “Share Based Payment.” Because the fair value recognition provisions of SFAS No. 123, “Stock-Based Compensation,” and SFAS No. 123R were materially consistent under our equity plans, the adoption of SFAS No. 123R did not have a significant impact on our financial position or our results of operations. In accordance with SFAS No. 123R, stock option compensation expense of approximately $17.7 million, $14.5 million and $20.4 million has been recognized for 2006, 2005 and 2004, respectively. Included in compensation expense for 2006 is amortization related to a long-term equity performance plan discussed below. Included in compensation expense for 2004 is approximately $4.3 million of stock option compensation expense recognized due to a change in the assumed vesting period for certain options that had a vesting period that was accelerated based on stock performance. As of December 31, 2006, there was approximately $20.0 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted-average period of 3.2 years.
Long-Term Equity Performance Plan
In January 2005, the Company granted long-term equity performance (“LTEP”) awards consisting of 269,300 restricted shares and 1,443,000 options to senior managers. These grants will be awarded only if specified Company-wide performance criteria are met and are subject to additional time-based vesting if the performance criteria are met. During the third quarter of 2006, management determined that it appeared probable the Company will meet the performance requirements as set forth in the LTEP plan. As a result, during the third quarter of 2006, the Company expensed a total of $7.6 million related to the LTEP awards, which included $4.2 million of a “catch-up” adjustment for amortization for prior periods from the date of the LTEP grant (January 2005) through January 2006.
A summary of the Company’s stock option activity for the years ended December 31, 2006, 2005 and 2004 is presented in the following table and narrative:

		Weighted-
		Average
(in 000s, except per share data)	Options	Exercise Price
Options outstanding at December 31, 2003	17,724	$19.85
Awarded	3,524	29.09
Exercised	(2,198)	13.77
Forfeited	(314)	27.43

Options outstanding at December 31, 2004	18,736	$22.17
Awarded	2,561	38.01
Exercised	(3,296)	16.29
Forfeited	(318)	29.90

Options outstanding at December 31, 2005	17,683	$25.42
Awarded	985	44.84
Exercised	(2,712)	21.92
Forfeited	(140)	31.44

Options outstanding at December 31, 2006	15,816	$27.18

Options exercisable at:
December 31, 2004	7,670	$14.61
December 31, 2005	8,865	$20.37
December 31, 2006	9,215	$21.78
All options awarded in 2006, 2005 and 2004 have exercise prices equal to the closing market price of the stock on the date of grant and have a weighted-average exercise price of $44.84, $38.01 and $29.09, respectively.
The weighted-average remaining contractual term of options exercisable at December 31, 2006 is 4.32 years. The aggregate intrinsic value of stock options outstanding and exercisable at December 31, 2006 is $429.9 million and $200.7 million, respectively. The aggregate intrinsic value of options exercised during the years ended December 31, 2006, 2005, and 2004 was $69.6 million, $77.8 million, and $35.9 million, respectively. The total fair value of stock awards vested during the years ended December 31, 2006, 2005, and 2004 was $13.0 million, $21.4 million, and $11.4 million, respectively.
The following table provides information about options outstanding as of December 31, 2006:

Options Outstanding	Weighted-Average
as of	Remaining	Range of Exercise
December 31, 2006	Contractual Life	Prices
40,000	0.04 years	$5.00 - $10.00
3,568,154	2.76	$10.01 - $20.00
8,701,848	5.96	$20.01 - $30.00
2,531,397	8.04	$30.01 - $40.00
967,742	9.11	$40.01 - $50.00
6,369	9.85	$50.01 - $60.00

15,815,510	5.75 years	$5.00 - $60.00

The options awarded during 2006 had weighted-average fair values as of the time of the grant of $10.38 per share. The options awarded during 2005 had weighted-average fair values as of the time of the grant of $8.90 per share. The options awarded during 2004 had weighted-average fair values of $5.46 per share. The fair value of stock option awards was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions for 2006, 2005 and 2004:

	2006	2005	2004
Dividend yield	2.10%	2.30% to 2.31%	2.40% to 2.41%
Expected volatility	23.00% to 25.00%	22.00% to 23.80%	22.00%
Risk-free interest rate	4.24% to 5.10%	3.56% to 3.92%	3.08% to 3.90%
Expected life	5.1 years	5.1 to 5.2 years	5.2 years
Share repurchases are utilized, among other things, to reduce the dilutive impact of our stock-based plans. At December 31, 2006, the Company had one approved share repurchase plan in place with 6.6 million shares remaining to be purchased. Repurchased shares are converted to Treasury shares and are used to satisfy stock option exercises, as needed. Share repurchase activity is dependent, among other things, on the availability of excess cash after meeting business and capital requirements. Therefore, the timing and amount of repurchases is not known and we do not have an estimate of the number of shares expected to be repurchased during 2007.
10.    ACQUISITION OF NWQ INVESTMENT MANAGEMENT COMPANY, INC.
On August 1, 2002, Nuveen Investments completed the acquisition of NWQ Investment Management Company, Inc. (“NWQ”). NWQ specializes in value-oriented equity investments and has significant relationships with institutions and financial advisors serving high-net-worth investors. The acquisition price includes potential additional future payments up to a maximum of $20.5 million over a five year period that can be offset by fees paid to seller affiliates under a strategic alliance agreement. As these future payments relate to a take-or-pay type of contract, the $20.5 million was recorded as both goodwill and a corresponding liability on the Company’s consolidated balance sheet. During 2006 and 2005, $4.9 million and $3.9 million, respectively, were paid against this $20.5 million liability. As of December 31, 2006 and 2005, the remaining liability of $6.1 million and $11.0 million, respectively, is included as $6.1 million in other short-term liabilities on the accompanying consolidated balance sheet as of December 31, 2006 and $4.9 million in other short-term liabilities and $6.1 million in other long-term liabilities on the accompanying consolidated balance sheet as of December 31, 2005. (Refer also to Note 6, “Equity Programs.”)

11.  SANTA BARBARA ASSET MANAGEMENT ACQUISITION
On October 3, 2005, the Company completed the acquisition of Santa Barbara Asset Management (“Santa Barbara”), an investment manager with approximately $3 billion of assets under management at the time of the acquisition. Santa Barbara specializes in managing growth stock portfolios for institutions and high-net-worth investors. As a result of the acquisition, Nuveen Investments has further diversified its asset base. The Company paid approximately $50 million of cash consideration for Santa Barbara. The results of Santa Barbara operations are included in our consolidated statements of income since the acquisition date.
Of the total purchase price, approximately $0.7 million has been allocated to the net book value of assets acquired. Net book value consisted primarily of fee receivables and payables. The purchase price plus the net book value of assets acquired were allocated to identifiable intangible assets and goodwill.
The Company engaged external valuation experts to determine the appropriate purchase price allocation for the Santa Barbara acquisition. The purchase price allocation valuation indicates that approximately $27.9 million of the purchase price in excess of the net book value of assets acquired is assignable to intangible assets, of which $26.2 million relates to customer relationships (9 year useful life) and $1.7 million to the Santa Barbara Trademark / Tradename (9 year useful life).
There were no unamortizable intangible assets acquired in the Santa Barbara acquisition. For the years ended December 31, 2006 and 2005, amortization expense for Santa Barbara intangibles was $3.5 million and $0.4 million, respectively. The estimated amortization expense for each of the next five years is $2.9 million for the Santa Barbara customer relationships intangible asset, and $0.2 million for the Santa Barbara Trademark/Tradename intangible asset. In addition, the Company expects to be able to deduct, for tax purposes, approximately $2.6 million for each of the next five years for goodwill amortization.
Refer also to Note 6, “Equity Programs.”
12.  CONSOLIDATED FUNDS
During 2004, the Company created and invested in six new funds, all managed by two of the Company’s subsidiaries. During 2005, three of the six funds were marketed to the public and the Company’s investment in those three funds was reduced to a non-controlling minority position. At December 31, 2005, the Company was the sole investor in only three of the original six funds. During 2006, although the remaining three funds in which the Company was the sole investor at December 31, 2005 were marketed to the public, at December 31, 2006, the Company held a majority investment position in these three funds. The investment strategy for these three remaining funds is taxable fixed-income with various objectives: short-duration, multi-strategy core and high yield. The Company’s total investment in these three funds is $30.0 million.
Under the provisions of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” as amended by SFAS No. 94, “Consolidation of All Majority-Owned Subsidiaries,” the Company is required to consolidate into its financial results those funds in which the Company is either the sole investor or in which the Company holds a majority investment position. Due to the requirement to consolidate, the assets and liabilities of the three funds discussed above are included throughout the Company’s December 31, 2006 and 2005 consolidated balance sheets. In addition, the income and expenses of these three funds is included in the Company’s consolidated income statements for the three years ended December 31, 2006.
At December 31, 2006, the total assets of these three funds were approximately $54.1 million and total liabilities were approximately $16.8 million. The net income for 2006 for these three funds was approximately $1.8 million and has been included in the Company’s consolidated financial results for the year ended December 31, 2006. At December 31, 2005, the total assets of these three funds were approximately $31.6 million and total liabilities were approximately $2.6 million. The net income for 2005 for these three funds was approximately $0.7 million and has been included in the Company’s consolidated financial results for the year ended December 31, 2005.
Included in the total assets of these three funds are underlying securities in which the funds are invested. At December 31, 2006 and 2005, these underlying securities approximated $35.2 million and $28.3 million, respectively. Although these underlying fund investments would be classified as “trading” securities by the funds if the funds were to follow SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Company does not classify the underlying fund investments as “trading” securities, as the Company’s objective for holding an investment in the three funds is not to buy or sell frequently nor is it to generate profits. The Company’s objective is to hold the fund investments until such time that they are majority-owned by outside investors.
13.  COMMON STOCK
A summary of common stock activity for the three-year period ended December 31, 2006 follows:

(in 000s)	2006	2005	2004
Shares outstanding at the beginning of the year	77,715	92,905	92,506
Shares issued under equity incentive plans	3,083	3,907	2,219
Shares acquired	(1,983)	(904)	(1,820)
Repurchase from STA	—	(18,193)	—

Shares outstanding at the end of the year	78,815	77,715	92,905

A new share repurchase program was publicly announced and approved on August 9, 2006. This program replenished the existing share repurchase program by authorizing the repurchase of up to 7 million shares of common stock. As a result of the replenishment and the remaining 424,184 shares from the previous authorization, the Company is authorized to repurchase up to 7.4 million shares of common stock. As of December 31, 2006, the remaining authorization covered approximately 6.6 million shares. There is not a pre-determined expiration date for this plan.
14.  NET CAPITAL REQUIREMENT
Nuveen Investments, LLC, the Company’s wholly-owned broker-dealer subsidiary, is a Delaware limited liability company and is subject to the Securities and Exchange Commission Rule 15c3-1, the “Uniform Net Capital Rule,” which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, as these terms are defined, shall not exceed 15 to 1. At December 31, 2006, our broker-dealer’s net capital ratio was 5.33 to 1 and its net capital was approximately $8.1 million, which is $5.2 million in excess of the required net capital of $2.9 million.

15.  QUARTERLY RESULTS (UNAUDITED)
The tables below set forth selected quarterly financial information for each quarter in the two-year period ending December 31, 2006.

(in 000s, except per share data)	First	Second	Third	Fourth
2006	Quarter	Quarter	Quarter	Quarter
Total operating revenues	$160,146	$172,175	$181,906	$195,600
Net income	44,862	46,402	46,183	50,234
Per common share:
Basic EPS	0.58	0.59	0.59	0.64
Diluted EPS	0.54	0.56	0.56	0.60
Cash dividends	0.21	0.24	0.24	0.24
Closing stock price range:
High	48.900	49.500	51.630	52.810
Low	42.690	40.710	41.250	47.930

2005
Total operating revenues	$134,868	$138,890	$158,252	$157,119
Net income	43,193	40,957	43,484	43,520
Per common share:
Basic EPS	0.46	0.52	0.57	0.56
Diluted EPS	0.44	0.50	0.54	0.53
Cash dividends	0.18	0.18	0.21	0.21
Closing stock price range:
High	42.210	37.620	39.390	44.340
Low	34.320	33.230	37.240	37.220
Nuveen Investments, Inc. common stock is listed on the New York Stock Exchange under the symbol “JNC.” There are no contractual restrictions on the Company’s present ability to pay dividends on its common stock.
16.  GAIN CONTINGENCY
During the second quarter of 2006, the Company sold its minority investment in Institutional Capital Corporation (“ICAP”), an institutional money manager which was acquired by New York Life Investment Management. The Company recorded a $3.1 million gain during the second quarter of 2006 as a result of the initial closing of this sale. During the third quarter of 2006, the Company recorded a $5.8 million gain related to cash payments received related to this sale, based upon the partial satisfaction of a contingency clause on investor approvals and client retention. During the fourth quarter of 2006, the Company recorded an additional $1.2 million gain related to cash payments received upon investor approvals and the full satisfaction of client retention targets.
If certain indemnification obligations are satisfied during 2007, the Company may potentially receive an additional $5 million during the fourth quarter of 2007 upon the release of funds from an escrow established to cover any breaches of representations and warranties.
17.  SUBSEQUENT EVENT
On February 15, 2007, the Company exercised its right to call 25% of the Class 4 NWQ minority members’ interests for $22.6 million. See Note 6, “Equity Programs.” Of the total amount to be paid on March 2, 2007, approximately $22.5 million will be recorded as goodwill.

Five Year Financial Summary
(in thousands, unless otherwise indicated)

	December 31,
	2006	2005	2004	2003	2002
Income Statement Data
Operating Revenues:
Investment advisory fees from assets under management	$685,847	$559,663	$475,814	$404,847	$355,476
Product distribution	4,745	8,356	8,959	9,206	12,083
Performance fees/other revenue	19,236	21,110	20,864	37,975	28,888

Total operating revenues	709,828	589,129	505,637	452,028	396,447
Operating Expenses:
Compensation and benefits	263,686	195,194	165,321	144,190	115,522
Advertising and promotional costs	13,500	12,495	12,158	11,627	12,608
All other operating expenses	111,598	91,550	75,283	69,885	68,417

Total operating expenses	388,784	299,239	252,762	225,702	196,547
Operating Income	321,044	289,890	252,875	226,326	199,900
Other Income/(Expense)	15,726	7,888	7,548	826	(2,732)
Net Interest Expense	(28,166)	(18,939)	(7,916)	(5,997)	(2,260)

Income Before Taxes	308,604	278,839	252,507	221,155	194,908
Income Taxes	120,924	107,683	96,099	86,150	76,114

Net Income	$187,680	$171,156	$156,408	$135,005	$118,794

Earnings per Common Share:
Basic	$2.41	$2.10	$1.69	$1.46	$1.26
Diluted	$2.26	$1.99	$1.63	$1.41	$1.21
Return on average equity	83.9%	46.1%	29.4%	30.8%	29.1%
Total dividends per share	$0.93	$0.78	$0.69	$0.56	$0.50

Balance Sheet Data
Total assets	$1,227,772	$1,077,217	$1,071,593	$954,393	$841,042
Total short-term obligations	$259,278	$265,564	$94,783	$96,508	$380,131
Total long-term obligations	$632,806	$629,823	$388,730	$374,677	$61,385
Minority interest	$44,969	$25,007	$2,602	$4,228	$2,800
Common stockholders’ equity	$290,719	$156,823	$585,478	$478,980	$396,726

Net Assets Under Management (in millions) (Unaudited)
Mutual funds	$18,532	$14,495	$12,680	$12,285	$11,849
Closed-end funds	52,958	51,997	50,216	47,094	39,944
Managed accounts	90,119	69,625	52,557	35,977	27,926

Total	$161,609	$136,117	$115,453	$95,356	$79,719

Gross Investment Product Sales (in millions) (Unaudited)
Mutual funds	$5,642	$3,191	$1,625	$1,536	$1,512
Defined portfolios	—	—	—	—	194
Closed-end funds	595	2,302	2,888	6,283	6,848
Managed accounts	25,869	21,900	21,436	10,279	7,040

Total	$32,106	$27,393	$25,949	$18,098	$15,594

See accompanying notes to consolidated financial statements.
Earnings per common share data have been restated for the 2-for-1 common stock dividend paid to shareholders of record on June 3, 2002.

Management’s Report on Internal Control Over
Financial Reporting
Management of Nuveen Investments, Inc., together with its consolidated subsidiaries (the “Company”), is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s executive and financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.
As of December 31, 2006, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2006, is effective.
Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on our financial statements.
Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report appearing on pages 71 and 72 which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Nuveen Investments, Inc.:
We have audited the accompanying consolidated balance sheets of Nuveen Investments, Inc. and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in common stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
/s/ KPMG LLP

Chicago, Illinois
February 26, 2007

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Nuveen Investments, Inc.:
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Nuveen Investments, Inc. (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in common stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated February 26, 2007 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP

Chicago, Illinois
February 26, 2007

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.  Controls and Procedures
Effective as of December 31, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chairman and Chief Executive Officer, President, and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s Chairman and Chief Executive Officer, President, and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.
In connection with management’s evaluation, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended December 31, 2006 were identified that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
See page 70 for Management’s Report on Internal Control over Financial Reporting. KPMG LLP, the registered public accounting firm that audited the consolidated financial statements included in this Report, has issued an attestation report on management’s assessment on the Company’s internal control over financial reporting. That attestation report on management’s assessment of internal control over financial reporting is provided in Item 8. “Financial Statements and Supplementary Data.”
Item 9B.  Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information regarding the Registrant’s executive officers is included under the caption “Supplementary Item – Executive Officers” in Part I of this report. Information concerning our directors is incorporated by reference to the 2007 Proxy Statement under the caption “Election of Class I Director.” Information concerning the compliance of our officers, directors and 10% stockholders with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information contained in the 2007 Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance”. The information regarding Audit Committee members and “audit committee financial experts” is incorporated by reference to the information contained in the 2007 Proxy Statement under section “Corporate Governance - Committees of the Board of Directors -- Audit Committee.” The Company has adopted a Code of Business Conduct and Ethics, which applies broadly to all employees, officers and directors and also includes specific provisions applying to the principal executive officer, principal financial officer, principal accounting officer, and other senior financial officers, in compliance with regulatory requirements. The Company also has a Code of Ethics and various related compliance procedures that apply to its business as an investment manager and sponsor of investment products, and the conduct of its employees and executives. The Company will promptly post on its website, www.nuveen.com, any amendments or waivers of its Code of Business Conduct and Ethics which apply to the principal executive officer, principal financial officer, principal accounting officer, and other senior financial officers.
Item 11. Executive Compensation
The “Executive Compensation” sections, and the “Director Compensation” subsection in the “Election of Class I Director” section of the 2007 Proxy Statement are incorporated herein by reference.
The information regarding the Company’s Compensation Committee is incorporated herein by reference to the sections of the 2007 Proxy Statement titled “Corporate Governance - Committees of the Board of Directors - Compensation Committee - Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The “Beneficial Ownership of the Company’s Common Stock” section of the 2007 Proxy Statement is incorporated herein by reference.
The following table sets forth certain information as of December 31, 2006, about equity compensation plans that have been approved by security holders. The Company has no equity compensation plans at such date that have not been approved by security holders.

Equity Compensation Plan Information

Number of securities
remaining available for
			Weighted-average	future issuance under
	Number of securities to		exercise price of	equity compensation
	be issued upon exercise		outstanding	plans (excluding
	of outstanding options,		options, warrants	securities reflected in
Plan Category	warrants and rights		and rights	column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	15,815,510	(1)	$27.18	6,982,000	(2)
Equity compensation plans not approved by security holders	N/A		N/A	N/A

Total	15,815,510	(1)	$27.18	6,982,000	(2)

(1)	Excludes 1,383,116 shares of restricted stock granted under the Company’s equity compensation plans, all of which have been approved by shareholders. Of such shares of restricted stock, 671,308 shares have not been delivered because the restrictive period has not yet lapsed, and an additional 261,600 shares have not yet been issued because certain performance criteria have not yet been met. The receipt of the remaining shares of restricted stock excluded from column (a) in the table above have been deferred by the recipients.

(2)	All such shares, which include forfeitures and share replenishments as provided by the applicable equity compensation plan, are available for future issuance pursuant to stock option awards. Of these shares, 3,136,148 may be issued pursuant to future restricted stock awards.
Item 13.   Certain Relationships, Related Transactions and Director Independence
The sections titled “Policies and Procedures for the Review, Approval or Ratification of Related Persons”, “Transactions with Related Persons” and “Corporate Governance - Director Independence Determinations - Director Independence Guidelines” of the 2007 Proxy Statement are incorporated herein by reference.
Item 14.   Principal Accounting Fees and Services
The “Fees and Services of Independent Auditors” section of the 2007 Proxy Statement is incorporated herein by reference.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2007.

NUVEEN INVESTMENTS, INC
By:	/s/ Glenn R. Richter
Glenn R. Richter
Executive Vice President and Chief Administrative Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 28, 2007.

Signature	Title

*	Chairman, Chief Executive Officer and
Timothy R. Schwertfeger	Director (Principal Executive Officer)

*	President and Director
John P. Amboian

*	Director
Willard L. Boyd

*	Director
Connie Duckworth

*	Director
Duane R. Kullberg

*	Director
Pierre E. Leroy

*	Director
Roderick A. Palmore

/s/ Glenn R. Richter	Executive Vice President and Chief Administrative
Glenn R. Richter	Officer (Principal Financial Officer)

/s/ Sherri A. Hlavacek	Vice President and Corporate Controller
Sherri A. Hlavacek	(Principal Accounting Officer)

*By:	/s/ John L. MacCarthy
John L. MacCarthy As Attorney-in fact for each of the persons indicated

EXHIBIT INDEX
to
ANNUAL REPORT ON FORM 10-K
for the
FISCAL YEAR ENDED DECEMBER 31, 2006
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

Exhibit		Exhibit No.
Designation	Exhibit	and Location

*3.1	Restated Certificate of Incorporation of the Company	Exhibit 3.1 to Registration Statement on Form S-1 filed on April 2, 1992, File No. 33-46922 (the “S-1 Registration Statement”)

*3.2	Certificate of Designations, Preferences and Rights of 5% Cumulative convertible Preferred Stock of the Company	Exhibit 3.1(a) to the Company’s Form 10-Q for quarter ended September 30, 2000 filed on November 11, 2000

*3.3	Amendment to Restated Certificate of Incorporation of the Company	Exhibit 3.1(b) to the Company’s Form 10-K for year ended December 31, 2002

*3.4	Certificate of Ownership and Merger	Exhibit 3.1(c) to the Company’s Form 10-K for year ended December 31, 2002

*3.5	Amended and Restated By-Laws of the Company	Exhibit 3.1 to the Company’s Form 8-K filed on February 12, 2007

*4.1	Indenture, dated as of September 12, 2005, between the Company and The Bank of New York Trust Company, N.A., as Trustee	Exhibit 4.1 to the Company’s Form 8-K filed on September 13, 2005

*4.2	First Supplemental Indenture, dated as of September 12, 2005, between the Company and The Bank of New York Trust Company, N.A., as Trustee	Exhibit 4.2 to the Company’s Form 8-K filed on September 13, 2005

*+10.1	Second Amendment and Restatement of the Company’s 1996 Equity Incentive Award Plan	Exhibit 10.1(c) to the Company’s Form 10-K for year ended December 31, 2001

*+10.2	Employment Agreement between the Company and Timothy R. Schwertfeger, dated November 1, 2002	Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2002 filed on November 14, 2002

Exhibit		Exhibit No.
Designation	Exhibit	and Location

+10.4	Nuveen Investments Employees’ 401K/Profit Sharing Plan as amended and restated effective January 1, 2007	—

+10.5	Nuveen Investments, LLC Employees’ Retirement Plan, as amended and restated effective January 1, 2007	—

*+10.6	Excess Benefit Retirement Plan	Exhibit 10.6 to the S-1 Registration Statement filed on May 19, 1992

*+10.7	The Company Deferred Bonus Plan	Exhibit 10.7(a) to the Company’s Form 10-K for year ended December 31, 1999

*10.8	Amendment to Acquisition Agreement, dated as of February 1, 2003, by and among the Company, Barra, Inc., Symphony Asset Management, Inc., Maestro, LLC, Symphony Asset Management LLC, Praveen K. Gottipalli, Michael J. Henman, Neil L. Rudolph and Jeffrey L. Skelton	Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended March 31, 2003 filed on May 15, 2003

*10.9	Stock Purchase Agreement, dated as of May 28, 2002, by and among Old Mutual (US) Holdings Inc., NWQ Investment Management Company, Inc. and the Company	Exhibit 2.1 to the Company’s Form 8-K filed on August 14, 2002

*10.10	Description of Investment Management Contracts	Exhibit 10.21 to the Company’s Form 10-K for year ended December 31, 2004

*10.11	Repurchase Agreement by and between the Company and The St. Paul Travelers Companies, Inc., dated as of March 29, 2005	Exhibit 10.1 to the Company’s Form 8-K filed on April 1, 2005

Exhibit		Exhibit No.
Designation	Exhibit	and Location

*10.12	Separation Agreement by and between the Company and The St. Paul Travelers Companies, Inc., dated as of April 1, 2005	Exhibit 10.2 to the Company’s Form 8-K filed on April 1, 2005

*10.13	Indemnity Agreement among The St. Paul Travelers Companies, Inc., the Company, Merrill Lynch & Co. Inc., Merrill Lynch Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated and Merrill Lynch International Limited, dated as of April 6, 2005	Exhibit 10.2 to the Company’s Form 8-K filed on April 12, 2005

*10.14	Indemnity Agreement among The St. Paul Travelers Companies, Inc., the Company, Morgan Stanley, Morgan Stanley & Co. Incorporated, Merrill Lynch Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. International Limited, dated as of April 6, 2005	Exhibit 10.3 to the Company’s Form 8-K filed on April 12, 2005

*10.15	Credit Agreement, entered into as of September 30, 2005, among the Company, the several financial institutions from time to time party thereto as lenders, Bank of America, N.A., as administrative agent, and Citibank, N.A., as syndication agent	Exhibit 10.1 to the Company’s Form 8-K filed on October 5, 2005

*+10.16	Amendment and Award Agreement effective as of December 30, 2005 between the Company and Timothy R. Schwertfeger.	Exhibit 10.1 to the Company’s Form 8-K filed on January 10, 2006

*+10.17	Nuveen Investments, Inc. 2005 Equity Incentive Plan.	Exhibit A to the Company’s Schedule A Definitive Proxy Statement filed on April 15, 2005

*+10.18	Form of Restricted Stock Award Agreement with executive officers regarding the Nuveen Investments, Inc. 2005 Equity Incentive Plan.	Exhibit 10.1 to the Company’s Form 8-K filed on January 20, 2006

Exhibit		Exhibit No.
Designation	Exhibit	and Location

*+10.19	Form of Non-Qualified Stock Option Agreement with executive officers regarding the Nuveen Investments, Inc. 2005 Equity Incentive Plan.	Exhibit 10.2 to the Company’s Form 8-K filed on January 20, 2006

*+10.20	Revised Annex A to Form of Non-Qualified Stock Option Agreement with executive officers regarding the Nuveen Investments, Inc. 2005 Equity Incentive Plan.	Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended March 31, 2006 filed on May 9, 2006

*+10.21	Nuveen Investments, Inc. Executive Performance Plan	Exhibit B to the Company’s Schedule A Definitive Proxy Statement filed on April 15, 2005

*+10.22	Employment Terms dated as of January 13, 2006 regarding Alan Brown.	Exhibit 10.3 to the Company’s Form 8-K filed on January 20, 2006

*+10.23	Restricted Stock Award Agreement dated as of January 13, 2006, by and between the Company and Alan Brown	Exhibit 10.4 to the Company’s Form 8-K filed on January 20, 2006

*+10.24	Summary of Compensation of Glenn Richter	Contained in paragraph (c) of Item 5.02 to the Company’s Form 8-K filed May 3, 2006

21	Subsidiaries of the Company	—

23	Independent Auditors’ Consent	—

24	Powers of Attorney	—

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	—

31.2	Certification of President pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	—

31.3	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	—

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—

Exhibit		Exhibit No.
Designation	Exhibit	and Location

32.2	Certification of President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—

32.3	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—

*	Previously filed; incorporated herein by reference.

+	Management contracts and compensatory plans and arrangements.