Form 10-Q
period 2007-03-31
NUVEEN INVESTMENTS INC
filed 2007-05-09
CIK 885708

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                      to
Commission file number 1-11123
NUVEEN INVESTMENTS, INC.
(Exact name of registrant as specified in its charter)

Delaware	36-3817266
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

333 West Wacker Drive, Chicago, Illinois (Address of principal executive offices)	60606 (Zip Code)
Registrant’s telephone number, including area code: (312) 917-7700
No Changes
(Former name, former address and former fiscal year, if changed since last report)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑          Accelerated filer ☐          Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
     At May 4, 2007, there were 79,444,006 shares of the Company’s Class A Common Stock, $0.01 par value outstanding.

NUVEEN INVESTMENTS, INC.

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets (Unaudited), March 31, 2007 and December 31, 2006	3

Consolidated Statements of Income (Unaudited), Three Months Ended March 31, 2007 and 2006	4

Consolidated Statement of Changes in Common Stockholders’ Equity (Unaudited), Three Months Ended March 31, 2007	5

Consolidated Statements of Cash Flows (Unaudited), Three Months Ended March 31, 2007 and 2006	6

Notes to Consolidated Financial Statements (Unaudited)	7

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.

Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.

Controls and Procedures	23

PART II. OTHER INFORMATION

Item 1 through Item 6	24

Signatures	26
Form of Restricted Stock Unit Agreement
Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
Certification of President Pursuant to Rule 13a-14(a)
Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)
Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
Certification of President Pursuant to 18 U.S.C. Section 1350
Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NUVEEN INVESTMENTS, INC.
Consolidated Balance Sheets
Unaudited
(in thousands, except share data)

	March 31,	December 31,
	2007	2006
ASSETS
Cash and cash equivalents	$106,903	$223,168
Management and distribution fees receivable	89,413	87,239
Other receivables	47,481	23,481
Furniture, equipment, and leasehold improvements, at cost less accumulated depreciation and amortization of $69,521 and $67,973, respectively	36,482	33,454
Investments	141,723	129,099
Goodwill	656,785	634,290
Other intangible assets, at cost less accumulated amortization of $29,193 and $27,226, respectively	65,407	67,374
Current taxes receivable	—	4,007
Other assets	21,509	25,660

	$1,165,703	$1,227,772

LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-Term Obligations:
Notes payable	$50,000	$100,000
Accounts payable	13,203	13,474
Current taxes payable	12,930	—
Accrued compensation and other expenses	41,244	120,842
Other short-term liabilities	49,838	24,962

Total Short-Term Obligations	167,215	259,278

Long-Term Obligations:
Senior term notes	$544,708	$544,504
Deferred compensation	43,971	41,578
Deferred income tax liability, net	20,820	23,280
Other long-term liabilities	25,272	23,444

Total Long-Term Obligations	634,771	632,806

Total Liabilities	801,986	892,084

Minority interest	41,434	44,969

Common stockholders’ equity:
Class A Common stock, $0.01 par value; 160,000,000 shares authorized;
120,911,480 shares issued at March 31, 2007 and December 31, 2006	1,209	1,209
Additional paid-in capital	291,159	276,479
Retained earnings	1,127,034	1,091,136
Unamortized cost of restricted stock awards	(35,111)	(21,796)
Accumulated other comprehensive income/(loss)	(1,128)	(1,141)

	1,383,163	1,345,887
Less common stock held in treasury, at cost (41,693,919 and 42,096,405 shares, respectively)	(1,060,880)	(1,055,168)

Total common stockholders’ equity	322,283	290,719

	$1,165,703	$1,227,772

See accompanying notes to consolidated financial statements.

NUVEEN INVESTMENTS, INC.
Consolidated Statements of Income
Unaudited
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2007	2006
Operating revenues:
Investment advisory fees from assets under management	$189,716	$156,274
Product distribution	1,422	1,237
Performance fees / other revenue	5,689	2,635

Total operating revenues	196,827	160,146

Operating expenses:
Compensation and benefits	73,475	53,821
Advertising and promotional costs	3,391	2,670
Occupancy and equipment costs	6,741	5,931
Amortization of intangible assets	1,967	1,673
Travel and entertainment	2,185	2,108
Outside and professional services	8,005	7,144
Minority interest expense	2,335	1,481
Other operating expenses	7,673	5,758

Total operating expenses	105,772	80,586

Other income/(expense)	1,314	2,329

Net interest expense	(5,906)	(8,345)

Income before taxes	86,463	73,544

Income taxes	34,153	28,682

Net income	$52,310	$44,862

Average common and common equivalent shares outstanding:
Basic	77,965	77,804

Diluted	83,370	83,044

Earnings per common share:
Basic	$0.67	$0.58

Diluted	$0.63	$0.54

See accompanying notes to consolidated financial statements.

NUVEEN INVESTMENTS, INC.
Consolidated Statement of Changes in Common Stockholders’ Equity
Unaudited
(in thousands)

				Unamortized	Accumulated
	Class A	Additional		Cost of	Other
	Common	Paid-In	Retained	Restricted	Comprehensive	Treasury
	Stock	Capital	Earnings	Stock Awards	Income/(Loss)	Stock	Total
Balance at December 31, 2006	$1,209	$276,479	$1,091,136	$(21,796)	$(1,141)	$(1,055,168)	$290,719
Change in accounting principle (see Note 1)			(903)				(903)

Balance at December 31, 2006, as restated	1,209	276,479	1,090,233	(21,796)	(1,141)	(1,055,168)	289,816
Net income			52,310				52,310
Cash dividends paid			(18,988)				(18,988)
Purchase of treasury stock						(31,836)	(31,836)
Compensation expense on options		4,308					4,308
Exercise of stock options		(2,993)	1,362			17,911	16,280
Grant of restricted stock		6,889	2,117	(17,598)		8,592	—
Forfeit of restricted stock				379		(379)	—
Amortization of restricted stock awards				3,904			3,904
Tax effect of options exercised		6,476					6,476
Other comprehensive income					13		13

Balance at March 31, 2007	$1,209	$291,159	$1,127,034	$(35,111)	$(1,128)	$(1,060,880)	$322,283

Three Months
Comprehensive Income (in 000s):	Ending 3/31/07
Net income	$52,310
Other comprehensive income:
Unrealized gains/(losses) on marketable equity securities, net of tax	96
Reclassification adjustments for realized (gains)/losses	(81)
Amortization of terminated cash flow hedge, net of tax	(38)
Funded status of qualified pension plan, net of tax	37
Foreign currency translation adjustment	(1)

Subtotal: other comprehensive income	13

Comprehensive Income	$52,323

Three Months
Change in Shares Outstanding (in 000s):	Ending 3/31/07
Shares outstanding at the beginning of the year	78,815
Shares issued under equity incentive plans	1,052
Shares acquired	(641)
Forfeit of restricted stock	(8)

Shares outstanding at March 31, 2007	79,218

See accompanying notes to consolidated financial statements.

NUVEEN INVESTMENTS, INC.
Consolidated Statements of Cash Flows
Unaudited
(in thousands)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$52,310	$44,862
Adjustments to reconcile net income to net cash provided from operating activities:
Deferred income taxes	(2,651)	1,272
Depreciation of office property and equipment	2,667	2,318
Amortization of intangible assets	1,967	1,673
Amortization of debt related costs, net	142	132
Compensation expense for equity plans	11,689	8,583
Net (increase) decrease in assets:
Management and distribution fees receivable	(2,174)	(3,353)
Other receivables	450	4,534
Other assets	4,150	(4,718)
Net increase (decrease) in liabilities:
Accrued compensation and other expenses	(78,447)	(59,323)
Deferred compensation	2,393	2,775
Accounts payable	(271)	(342)
Current taxes payable	16,937	14,063
Other liabilities	(3,304)	(5,873)
Other	(1,211)	(2,642)

Net cash provided from operating activities	4,647	3,961

Cash flows from financing activities:
Repayment of notes payable	(50,000)	—
Dividends paid	(18,988)	(16,549)
Proceeds from stock options exercised	16,280	29,035
Acquisition of treasury stock	(31,836)	(3,726)
Net deferred debt issuance related items	—	50
Tax effect of options and restricted stock	6,476	8,810

Net cash provided from/(used for) financing activities	(78,068)	17,620

Cash flows from investing activities:
Purchase of office property and equipment	(5,763)	(2,095)
Proceeds from sales of investment securities	356	7,722
Purchases of investment securities	(13,183)	(11,814)
Repurchase of NWQ minority members’ interests	(22,500)	(22,500)
Net change in consolidated mutual funds	(1,514)	682
Other	(239)	(33)

Net cash used for investing activities	(42,843)	(28,038)

Effect of exchange rates on cash and cash equivalents	(1)	—

Increase/(decrease) in cash and cash equivalents	(116,265)	(6,457)

Cash and cash equivalents:
Beginning of year	223,168	128,933

End of period	$106,903	$122,476

Supplemental Information:
Taxes paid	$13,391	$6,565
Interest paid	$16,422	$16,570
See accompanying notes to consolidated financial statements.

NUVEEN INVESTMENTS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
March 31, 2007
Note 1  Basis of Presentation
The unaudited consolidated financial statements include the accounts of Nuveen Investments, Inc. and its majority-owned subsidiaries (the “Company” or “Nuveen Investments”) and have been prepared in conformity with accounting principles generally accepted in the United States of America. These financial statements have also been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures have been omitted pursuant to such rules and regulations. As a result, these financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s latest annual report on Form 10-K.
The Financial Accounting Standards Board’s Emerging Issues Task Force approved a Consensus that an employee’s right to a compensated absence under a sabbatical or similar benefit arrangement in which the employee is not required to perform any duties during the absence “accumulates” and therefore should be accounted for as a liability if the obligation relates to services already rendered, payment is probable, and the amount can be reasonably estimated. The Consensus is effective for fiscal years beginning after December 15, 2006, and requires that a liability for sabbatical leave be recorded as a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. As a result of adopting this Consensus, the Company has recorded approximately $0.9 million as both a liability in “Other Long-Term Liabilities” as well as a cumulative-effect adjustment to retained earnings as of January 1, 2007.
On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued its Interpretation No. 48, “Accounting for Uncertainties in Income Taxes – an Interpretation of FASB Statement 109” (“FIN 48”), which provides guidance on the measurement, recognition, and disclosure of tax positions taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, and disclosure. FIN 48 prescribes that a tax position should only be recognized if it is more likely than not that the position will be sustained upon examination by the appropriate taxing authority. A tax position that meets this threshold is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The cumulative effect of applying the provisions of FIN 48 is to be reported as an adjustment to the beginning balance of retained earnings in the period of adoption. Adoption of FIN 48 as of January 1, 2007 did not impact Nuveen Investments’ consolidated financial position or results of operations. The Company does not have any unrecognized tax benefits as of the date of adoption of FIN 48, nor as of March 31, 2007. In addition, the Company does not anticipate significant adjustments to the total amount of unrecognized tax benefits within the next twelve months. Nuveen Investments classifies any tax penalties as “other operating expenses,” and any interest as “interest expense.” As of March 31, 2007, tax years that remain open and subject to audit for both federal and state are the 2003-2006 years.
These financial statements rely, in part, on estimates. In the opinion of management, all necessary adjustments (consisting of normal, recurring accruals) have been reflected for a fair presentation of the results of operations, financial position and cash flows in the accompanying unaudited consolidated financial statements. The results for the period are not necessarily indicative of the results to be expected for the entire year.

Note 2  Per Common Share
The following table sets forth a reconciliation of net income and the weighted average common shares used in the basic and diluted earnings per share computations for the three-month periods ended March 31, 2007 and 2006.

	For the three months ended
	March 31, 2007			March 31, 2006
In thousands,	Net		Per-share	Net		Per-share
except per share data	income	Shares	amount	income	Shares	amount

Basic EPS	$52,310	77,965	$0.67	$44,862	77,804	$0.58
Dilutive effect of:
Restricted stock	—	888		—	454
Employee stock options	—	4,517		—	4,786

Diluted EPS	$52,310	83,370	$0.63	$44,862	83,044	$0.54
Options to purchase 599,032 and 46,860 shares of the Company’s common stock were outstanding as of March 31, 2007 and 2006, respectively, but were not included in the computation of diluted earnings per share because their inclusion would have been antidilutive since the options’ weighted average exercise price of $51.50 and $46.39 per share, respectively, was greater than the average market price of the Company’s common shares during the applicable period.
Note 3  Net Capital Requirement
Nuveen Investments, LLC, the Company’s wholly-owned broker/dealer subsidiary, is subject to SEC Rule 15c3-1, the “Uniform Net Capital Rule,” which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, as these terms are defined in the Rule, shall not exceed 15 to 1. At March 31, 2007, Nuveen Investments, LLC’s net capital ratio was 7.01 to 1 and its net capital was approximately $7.0 million, which was $3.7 million in excess of the required net capital of $3.3 million.
Note 4  Goodwill and Intangible Assets
The following table presents a reconciliation of activity in the balance of goodwill from December 31, 2006 to March 31, 2007 presented on our consolidated balance sheets (in thousands):

Balance at December 31, 2006	$634,290
Repurchase of NWQ minority interests	22,500
Santa Barbara acquisition costs – final bill	(5)

Balance at March 31, 2007	$656,785

As part of the acquisition of NWQ Investment Management (“NWQ”) in 2002, key employees purchased three classes of non-controlling member interests in NWQ. The purchase allows NWQ key employees to participate in profits of NWQ above specified levels beginning January 1, 2003. Beginning in 2004 and continuing through 2008, the Company has the right to purchase the non-controlling members’ respective interests in NWQ at fair market value. On February 15, 2007, the Company exercised its right to purchase 25% of the NWQ Class 4 minority members’ interests for approximately $22.6 million. Of the total amount paid, $22.5 million was recorded as goodwill, with the remainder being recorded as a return of capital.

SFAS No. 142, “Goodwill and Other Intangible Assets,” requires an annual goodwill impairment test. The results of our last annual test indicated that, as of May 31, 2006, there was no indication of potential impairment of goodwill.
The following table presents gross carrying amounts and accumulated amortization amounts for the remaining unamortized intangible assets presented on our consolidated balance sheets at March 31, 2007 and December 31, 2006 (in thousands):

	At March 31, 2007		At December 31, 2006
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
Amortizable Intangible Assets	Amount	Amortization	Amount	Amortization
Symphony customer relationships	$43,800	$12,669	$43,800	$12,113
NWQ customer relationships	22,900	11,874	22,900	11,238
SBAM -
Customer relationships	26,200	4,367	26,200	3,639
Trademark / tradename	1,700	283	1,700	236

Total	$94,600	$29,193	$94,600	$27,226

The projected amortization for the next five years is approximately $5.9 million for the remaining nine months of 2007, and annual amortization of $7.9 million for each of 2008, 2009, 2010, and $6.8 million for 2011.
Note 5  Debt
At March 31, 2007 and December 31, 2006, debt on the accompanying consolidated balance sheets was comprised of the following (in thousands):

	March 31, 2007	December 31, 2006
Short-Term Obligations:
Notes payable	$50,000	$100,000

Long-Term Obligations:
Senior Term Notes:
Senior term notes – 5 Year	$250,000	$250,000
Net unamortized discount – 5 year notes	(496)	(528)
Senior term notes – 10 Year	300,000	300,000
Net unamortized discount – 10 year notes	(1,324)	(1,354)
Net unamortized debt issuance costs	(3,472)	(3,614)

subtotal	$544,708	$544,504

Total	$594,708	$644,504

Senior Term Notes
On September 12, 2005, Nuveen Investments issued $550 million of senior unsecured notes, comprised of $250 million of 5-year senior term notes and $300 million of 10-year senior term notes. The Company received approximately $544 million in net proceeds after discounts and other debt issuance costs. The five-year senior term notes bear interest at an annual fixed rate of 5.0% payable semi-annually beginning March 15, 2006. The 10-year senior term notes bear interest at an annual fixed rate of 5.5% payable semi-annually also beginning March 15, 2006. The net proceeds from the notes were used to repay a portion of the outstanding debt under the Company’s then outstanding $750 million bridge credit agreement. The costs related to the issuance of the senior term notes are being capitalized and amortized to expense over their term. At March 31, 2007, the fair value of the five-year and ten-year senior term notes was approximately $247.6 million and $295.8 million, respectively.
Senior Revolving Credit Facility
In addition to the senior term notes, the Company has a $400 million senior revolving credit facility that expires on September 15, 2010. As of December 31, 2006, the Company had $100 million outstanding under this facility. During the first quarter of 2007, the Company paid down $50 million of this amount. The rate of interest payable under the agreement is, at the Company’s option, a function of either one of various floating rate indices or the Federal Funds rate. For the three months ended March 31, 2007, the weighted average interest rate was 5.81%. The agreement requires the Company to pay a facility fee at an annual rate of a range of 0.08% to 0.15% that is dependent on our debt rating. Proceeds from borrowings under this facility may be used for fulfilling day-to-day cash requirements and general corporate purposes, including acquisitions, share repurchases and asset purchases.
Other
The Company’s broker-dealer subsidiary may utilize available, uncommitted lines of credit with no annual facility fees, which approximate $50 million, to satisfy unanticipated, short-term liquidity needs. As of March 31, 2007 and December 31, 2006, no borrowings were outstanding on these uncommitted lines of credit.
Note 6  Derivative Financial Instruments
In anticipation of the issuance of the senior term notes (refer to Note 5, “Debt”), the Company entered into a series of treasury rate lock transactions. These treasury rate locks were accounted for as cash-flow hedges, as they hedged against the variability in future projected interest payments on the forecasted issuance of fixed rate debt attributable to changes in interest rates. The prevailing treasury rates had increased by the time of the issuance of the senior term notes and the locks were settled for a net payment to the Company of approximately $1.6 million. The Company has recorded this gain in “Accumulated Other Comprehensive Income/(Loss)” on the accompanying consolidated balance sheets as of March 31, 2007 and December 31, 2006, as the treasury rate locks were considered highly effective for accounting purposes in mitigating the interest rate risk on the forecasted debt issuance. The $1.6 million is being reclassified into current earnings commensurate with the recognition of interest expense on the 5-year and 10-year term debt. At March 31, 2007, the unamortized gain on the treasury rate lock transactions that the Company had entered into related to it senior term notes was approximately $1.2 million. For the remaining nine months of 2007, the Company expects to reclassify approximately $0.2 million of the gain on the treasury rate lock transactions as an offset to interest expense.
Also included in the accompanying consolidated balance sheets as of March 31, 2007 and December 31, 2006 are certain swap agreements and futures contracts that have not been designated as hedging instruments. The swap agreements and futures contracts are being used to mitigate overall market risk of certain recently created product portfolios that are not yet being marketed. At March 31, 2007, the net fair value of these open non-hedging derivatives was a net liability of approximately $0.5 million and is reflected as both a $56,000 asset in “Other Assets” as well as a $592,000 liability in “Other Short-Term Liabilities” on the accompanying consolidated balance sheet as of March 31, 2007. At December 31, 2006, the net fair value of these open non-hedging derivatives was approximately $0.3 million and is reflected as approximately $259,000 in “Other Assets” and $601,000 in “Other Short-Term Liabilities” on the accompanying consolidated balance sheet as of December 31, 2006. For the three months ended March 31, 2007 and 2006, the net fair value adjustment resulted in a net loss of approximately $0.3 million and $0.1 million of a gain, respectively, of which approximately $0.2 million of a gain and $0.1 million of a gain was realized during the three months ended March 31, 2007 and 2006, respectively, and the remainder in unrealized gains/losses, both reflected in “Other Income/(Expense)” in the accompanying consolidated statements of income for the three months ended March 31, 2007 and 2006, respectively.

Note 7  Retirement Plans
The following table presents the components of the net periodic retirement plans’ benefit costs for the three months ended March 31, 2007 and 2006, respectively:

	Three Months		Three Months
	Ended March 31, 2007		Ended March 31, 2006
	Total	Post-	Total	Post-
	Pension	Retirement	Pension	Retirement

Service Cost	$471,631	$79,382	$436,250	$60,000

Interest Cost	570,673	141,367	522,250	145,250

Expected Return on Assets	(573,318)	—	(561,750)	—

Amortization of:
Unrecognized Prior Service Cost	(652)	(66,308)	—	(66,250)
Unrecognized (Gain)/Loss	68,900	20,235	106,250	29,250

Total	$537,234	$174,676	$503,000	$168,250

During 2007, the Company expects to contribute approximately $0.1 million to its excess pension plan. The Company does not expect to make any contributions to its qualified pension plan. In addition, the Company expects to contribute $0.6 million during 2007, net of expected Medicare Part D reimbursements, for benefit payments to its post-retirement benefit plan. For the first three months of 2007, the Company has paid out approximately $0.2 million in post-retirement benefits.
Note 8  Gain Contingency
During 2006, the Company sold its minority investment in Institutional Capital Corporation (“ICAP”), an institutional money manager which was acquired by New York Life Investment Management. Under the terms of the sale agreement, if certain indemnification obligations are satisfied, the Company may potentially receive up to an additional $5 million in the fourth quarter of 2007, upon the release of funds from an escrow established to cover any breaches of representations and warranties.
Note 9  Subsequent Event
During April 2007, the Company raised approximately $900 million in the initial public offering of a new closed-end fund, the Nuveen Multi-Currency Short-Term Government Income Fund. In connection with this new closed-end fund offering, the Company incurred an upfront structuring fee of approximately $7.1 million, which was imposed by the Company’s distribution partners for new closed-end funds. The Company plans to participate very actively in the market for new closed-end funds. As a result of this participation, the Company expects to experience some earnings volatility as it will continue to incur upfront structuring fees on new closed-end funds.

Part I. FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
March 31, 2007
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
The Company and its subsidiaries offer high-quality investment capabilities through six branded investment teams: NWQ, specializing in value-style equities; Nuveen Investments (“Nuveen”), focusing on fixed-income investments; Santa Barbara, specializing in growth equities; Tradewinds, specializing in global equities; Rittenhouse, dedicated to “blue-chip” growth equities, and Symphony, with expertise in alternative investments as well as equity and credit strategies. In addition, on April 30, 2007, the Company acquired Hyde Park Investment Strategies, which specializes in enhanced equity index strategies.
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

Recent Events
On April 19, 2007, the Company announced that it has agreed to acquire HydePark Investment Strategies. HydePark currently has approximately $350 million in assets under management. The transaction closed on April 30, 2007.
Summary of Operating Results
The table presented below highlights the results of our operations for the three months ended March 31, 2007 and 2006:
Financial Results Summary
Company Operating Statistics
(in millions, except per share amounts)

Quarter ended March 31,	2007	2006	% change
Gross sales of investment products	$8,134	$10,109	(20)%
Net flows of investment products	3,033	5,903	(49)
Assets under management (1) (2)	166,095	145,017	15
Operating revenues	196.8	160.1	23
Operating expenses	105.8	80.6	31
Net interest expense	5.9	8.3	(29)
Income taxes	34.2	28.7	19
Net income	52.3	44.9	17
Basic earnings per share	.67	.58	16
Diluted earnings per share	.63	.54	17
Dividends per share	.24	.21	14

(1)	At period end.

(2)	Excludes defined portfolio assets under surveillance.

Results of Operations
The following discussion and analysis contains important information that should be helpful in evaluating our results of operations and financial condition, and should be read in conjunction with the consolidated financial statements and related notes.
Gross sales of investment products (which include new managed accounts, deposits into existing managed accounts and the sale of open-end and closed-end fund shares) for the three months ended March 31, 2007 and 2006 are shown below:
Gross Investment Product Sales
(in millions)

Quarter Ended March 31,	2007	2006
Closed-End Funds	$295	$—
Mutual Funds	1,682	1,347
Retail Managed Accounts	2,759	7,230
Institutional Managed Accounts	3,398	1,532

Total	$8,134	$10,109

Overall, first quarter gross sales decreased 20% relative to first quarter sales from a year ago due to an acceleration of sales in the first quarter of 2006 from the soft closing of the Tradewinds international strategy in retail managed accounts. Institutional managed account sales were $3.4 billion, up 122% versus the prior year. During the quarter, we raised approximately $0.5 billion with our first institutional offering of a CDO (Collateralized Debt Obligation) and $0.4 billion with Symphony’s third CLO (Collateralized Loan Obligation) offering. Mutual fund sales were strong, increasing $0.3 billion versus the prior year, driven mainly by continued high demand for the Nuveen High Yield Municipal Bond Fund. Our closed-end fund offering, the Nuveen Core Equity Alpha Fund, raised $0.3 billion during the quarter. No new closed-end funds were offered during the first quarter of 2006.
Net flows of investment products for the three months ended March 31, 2007 and 2006 are shown below:
Net Flows
(in millions)

Quarter Ended March 31,	2007	2006
Closed-End Funds	$316	$(7)
Mutual Funds	1,015	864
Retail Managed Accounts	(547)	4,114
Institutional Managed Accounts	2,249	932

Total	$3,033	$5,903

Net flows for the quarter were $3.0 billion, down $2.9 billion or 49% versus net flows in the first quarter of 2006. Net flows into closed-end funds increased $0.3 billion as a result of the new closed-end fund offering in the first quarter of 2007. Mutual fund net flows increased approximately $0.2 billion, to $1.0 billion, as a result of the increase in municipal flows. Retail managed account flows were down $4.7 billion for the quarter due to the acceleration of sales and flows in the first quarter of 2006 from the soft closing of the Tradewinds international strategy in retail managed accounts. Institutional managed account flows remained strong, increasing $1.3 billion for the quarter, driven mainly by sales of the CDO and CLO products.

The following table summarizes net assets under management:
Net Assets Under Management (1)
(in millions)

	March 31,	December 31,	March 31,
	2007	2006	2006
Closed-End Funds	$53,091	$52,958	$51,813
Mutual Funds	19,584	18,532	15,398
Retail Managed Accounts	58,713	58,556	53,652
Institutional Managed Accounts	34,707	31,563	24,154

Total	$166,095	$161,609	$145,017

(1)	Excludes defined portfolio product assets under surveillance
Assets under management ended the quarter at just over $166 billion, an increase of 15% versus assets under management at the end of the first quarter of 2006 and an increase of 3% versus assets under management at the end of the prior year. At March 31, 2007, 51% of our assets were in equity-style products, 39% in municipal-style products and 10% in taxable income-style products.
The components of the change in our assets under management were as follows:
Net Assets Under Management(1)
(in millions)

	March 31,	March 31,
	2007	2006
Quarter ended
Beginning Assets Under Management	$161,609	$136,117
Gross Sales	8,134	10,109
Reinvested Dividends	103	63
Redemptions	(5,204)	(4,269)

Net Flows into Managed Assets	3,033	5,903
Appreciation/(Depreciation)	1,453	2,997

Ending Assets Under Management	$166,095	$145,017

(1)	Excludes defined portfolio product assets under surveillance
Assets were up $4.5 billion for the quarter as net flows of $3.0 billion were coupled with market appreciation of $1.5 billion. Equity and income-oriented assets appreciated $1.3 billion and $0.2 billion during the quarter, respectively, while market depreciation caused a $0.1 billion decline in municipal assets.

Investment advisory fee income, net of sub-advisory fees and expense reimbursements, is shown in the following table:
Investment Advisory Fees (1)
(in thousands)

Quarter ended March 31,	2007	2006
Closed-End Funds	$63,873	$61,843
Mutual Funds	26,382	19,818
Managed Accounts	99,461	74,613

Total	$189,716	$156,274

(1)	Sub-advisory fee expense for the three month periods ended March 31, 2007 and 2006 was $8.0 million and $7.0 million, respectively.
Higher assets levels contributed to a 21% increase in advisory fees for the quarter. Advisory fees increased 33% on both mutual funds and managed accounts. Within the managed account product line, advisory fee revenue increased on both value-style equity and municipal-style accounts, while declining on growth-style equity accounts. Advisory fees on closed-end funds increased 3% for the quarter.
Product distribution revenue for the three-month periods ended March 31, 2007 and 2006 is shown in the following table:
Product Distribution
(in thousands)

Quarter ended March 31,	2007	2006
Closed-End Funds	$410	$(10)
Muni/Fund Preferred®	1,030	1,174
Mutual Funds	(18)	73

Total	$1,422	$1,237

Product distribution revenue increased $0.2 million for the quarter due to the new closed-end fund offered during the first quarter of 2007. No new closed-end funds were offered during the first quarter of 2006. Muni/Fund Preferred® fees declined slightly due to a decline in shares traded by non-participating brokers who access the auction through the Company’s trading desk.
Performance Fees/Other Revenue
Performance fees/other revenue consists of performance fees earned on institutional assets managed and various fees earned in connection with services provided on behalf of our defined portfolio assets under surveillance. Performance fees were $5.6 million for the quarter compared to $2.4 million in the first quarter of the prior year.

Operating Expenses
The following table summarizes operating expenses for the three-month periods ended March 31, 2007 and 2006:
Operating Expenses
(in thousands)

Quarter ended March 31,	2007	2006
Compensation and benefits	$73,475	$53,821
Advertising and promotional costs	3,391	2,670
Occupancy and equipment costs	6,741	5,931
Amortization of intangible assets	1,967	1,673
Travel and entertainment	2,185	2,108
Outside and professional services	8,005	7,144
Minority interest expense	2,335	1,481
Other operating expenses	7,673	5,758

Total	$105,772	$80,586

As a % of Operating Revenues	53.7%	50.3%
Summary
Operating expenses for the quarter increased 31% due mainly to an increase in compensation and benefits.
Compensation and Benefits
Compensation and related benefits for the first quarter of 2007 increased $19.7 million due to an increase in base compensation as a result of new positions and salary increases, and an increase in overall incentive compensation due to the Company’s higher profit level. Equity award compensation increased as a result of the accelerated vesting of certain equity awards.
Occupancy and Equipment Costs
Occupancy and equipment costs increased $0.8 million due to an increase in leased space for NWQ, Tradewinds, and Santa Barbara.
Amortization of Intangibles
Amortization of intangibles increased $0.3 million during the first quarter of 2007 as a result of the finalization of the external valuation for the Santa Barbara acquisition during the second quarter of 2006.
Outside and Professional Services
Outside and professional services expense increased $0.9 million primarily due to an increase in electronic information expense as we provide our investment and research teams with more data and other tools to better manage their portfolios.
All Other Operating Expenses
All other operating expenses, including advertising and product promotion, travel and entertainment, minority interest expense, fund organization costs and other expenses increased approximately $3.6 million, due partly to an increase in profits attributable to LLC interest holders at our subsidiaries, and partly due to severance and recruiting.

Other Income/(Expense)
Other income/(expense) includes realized gains and losses on investments and miscellaneous income, including gain or loss on the disposal of property.
The following is a summary of other income/(expense) for the three months ended March 31, 2007 and 2006:
Other Income/(Expense)
(in thousands)

Quarter ended March 31,	2007	2006
Gains/(Losses) on Investments	$1,391	$2,557
Miscellaneous Income/(Expense)	(77)	(228)

Total	$1,314	$2,329

Total other income/(expense) decreased $1.0 million in the first quarter of 2007 compared to the first quarter of 2006, due to a decrease in investment gains for the quarter.
Net Interest Expense
The following is a summary of net interest expense for the three months ended March 31, 2007 and 2006:
Net Interest Expense
(in thousands)

Quarter ended March 31,	2007	2006
Dividend and Interest Revenue	$3,124	$1,852
Interest Expense	(9,030)	(10,197)

Total	$(5,906)	$(8,345)

Total net interest expense decreased $2.4 million in the first quarter of 2007 compared to the first quarter of 2006, due to an overall reduction in outstanding debt.
Recent Accounting Pronouncements
During February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment to FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We have not yet made a determination as to which (if any) financial instruments and other items we will measure at fair value.

Capital Resources, Liquidity
and Financial Condition
Our primary liquidity needs are to support working capital requirements, service indebtedness and fund capital expenditures. Our principal sources of liquidity are cash flows from operating activities and borrowings under available credit facilities and long-term notes.
Senior Term Notes
On September 12, 2005, Nuveen Investments issued $550 million of senior unsecured notes, consisting of $250 million of 5-year notes and $300 million of 10-year notes. The Company received approximately $544.4 million in net proceeds after discounts. The five-year notes bear interest at an annual fixed rate of 5.0%, payable semi-annually beginning March 15, 2006. The 10-year senior notes bear interest at an annual fixed rate of 5.5%, payable semi-annually also beginning March 15, 2006. The net proceeds from the notes were used to repay a portion of the outstanding debt under a bridge credit facility that has since been refinanced (further discussed in our 2006 Form 10-K). The costs related to the issuance of the senior term notes were capitalized and are being amortized to expense over their respective terms.
Senior Revolving Credit Facility
In addition to the senior term notes, the Company has a $400 million senior revolving credit facility entered into in September 2005 that expires on September 15, 2010. At December 31, 2006, the Company had $100 million outstanding on this credit facility. At March 31, 2007, the Company had $50 million outstanding under this facility. The rate of interest payable under the agreement is, at the Company’s option, a function of either one of various floating rate indices or the Federal Funds rate. The agreement requires the Company to pay a facility fee at an annual rate of a range of 0.08% to 0.15% that is dependent on our debt rating. Proceeds from borrowings under this facility may be used for fulfilling day-to-day cash requirements and general corporate purposes, including acquisitions, share repurchases and asset purchases. There are conventional financial covenants associated with this credit facility, including a minimum net worth requirement and a maximum leverage ratio. We were in compliance with those covenants as of March 31, 2007.
Other
In addition to the above facilities, our broker-dealer subsidiary may utilize available, uncommitted lines of credit with no annual facility fees, which approximate $50 million, to satisfy periodic, unanticipated, short-term liquidity needs. As of March 31, 2007 and December 31, 2006, no borrowings were outstanding on these uncommitted lines of credit.
Equity and Dividends
As part of the NWQ acquisition, key individuals of NWQ purchased a non-controlling, member interest in NWQ Investment Management Company, LLC. The non-controlling interest of $0.1 million as of March 31, 2007, and $0.3 million as of December 31, 2006, is reflected in minority interest on the accompanying consolidated balance sheets. This purchase allows management to participate in NWQ’s profits above specified levels beginning January 1, 2003. During the first quarter of 2007 and 2006, we recorded approximately $0.5 million and $0.9 million, respectively, of minority interest expense, which reflects the portion of profits applicable to the minority owners. Beginning in 2004 and continuing through 2008, the Company has the right to purchase the non-controlling members’ respective interests in NWQ at fair value. During 2007, the Company exercised its right on February 15 to call 25% of the Class 4 NWQ minority members’ interests for approximately $22.6 million. Of the total amount paid on March 2, 2007, $22.5 million was recorded as goodwill, with the rest as a return of capital.
As further discussed in our 2006 Form 10-K, as part of the Santa Barbara acquisition, an equity opportunity was put in place to allow key individuals to participate in Santa Barbara’s earnings growth over the next five years. During the first quarter of 2007, we recorded approximately $0.7 million of minority interest expense, which reflects the portion of profits applicable to the minority owners.
During 2006, new equity opportunities were put in place covering employees of NWQ, Tradewinds, and Symphony. These programs allow key individuals of these businesses to participate in the growth of their respective businesses over the next five years. Classes of units were established at each subsidiary (collectively referred to as “Units”). Certain of these Units vest on June 30th of each year from 2007 through the year 2011. During the first quarter of 2007, we recorded approximately $0.8 million of minority interest expense, which reflects the portion of profits applicable to minority owners. The Units entitle the holders to receive a distribution of the cash flow from their business to the extent such cash flow exceeds certain thresholds. The distribution thresholds increase from year to year, and the distributions of the profits interests are also subject to a cap in each year. Beginning in 2008 and continuing through 2012, the Company has the right to acquire the Units of the non-controlling members.
At March 31, 2007, we held in treasury 41,693,919 shares of Nuveen Investments common stock. During the first quarter of 2007, the Company repurchased 640,920 shares of common stock in open market transactions as part of an on-going repurchase program. A new share repurchase program was publicly announced and approved on August 9, 2006. This program replenished the existing share repurchase program by authorizing the repurchase of up to 7 million shares of common stock. As a result of the replenishment and the remaining 424,184 shares from the previous authorization, the Company was authorized to repurchase up to 7.4 million shares of common stock. As of March 31, 2007, the remaining authorization covered approximately 5.9 million shares.
During the first quarter of 2007, we paid out dividends on common shares totaling approximately $19 million.
Broker/Dealer
Our broker/dealer subsidiary is subject to requirements of the Securities and Exchange Commission relating to liquidity and capital standards (See Note 3 to Consolidated Financial Statements, “Net Capital Requirement”).
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

Forward-Looking Information and Risks
From time to time, information we provide or information included in our filings with the SEC (including Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Notes to Consolidated Financial Statements in this Form 10-Q) may contain statements that are not historical facts, but are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or future financial performance and reflect management’s expectations and opinions. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” or comparable terminology. These statements are only predictions, and our actual future results may differ significantly from those anticipated in any forward-looking statements due to numerous known and unknown risks, uncertainties and other factors. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed below and elsewhere in this report. These factors may not be exhaustive, and we cannot predict the extent to which any factor, or combination of factors, may cause actual results to differ materially from those predicted in any forward-looking statements. We undertake no responsibility to update publicly or revise any forward-looking statements, whether as a result of new information, future events or any other reason.
Risks, uncertainties and other factors that pertain to our business and the effects of which may cause our assets under management, earnings, revenues, profit margins, and/or our stock price to decline include: (1) the effects of the substantial competition that we, like all market participants, face in the investment management business; (2) our inability to access third-party distribution channels to market our products or a related reduction in fees we might receive for services provided by these channels; (3) the adverse effects of declines in securities markets and/or poor investment performance by our managers on our assets under management and future offerings; (4) a decline in the market for closed-end funds, mutual funds and managed accounts; (5) the adverse effects of structuring fees imposed by distribution partners on new closed-end fund offerings; (6) the adverse effect of increases in interest rates from their present levels on the net asset value of our assets under management that are invested in fixed-income securities; (7) a significant and sustained decline in equity markets resulting in a significant decrease in our assets under management which would result in a reduction in revenue; (8) our failure to comply with contractual requirements and/or guidelines in our client relationships; (9) our failure to comply with various government regulations, including federal and state securities laws, and the rules of the National Association of Securities Dealers; (10) our reliance on revenues from investment management contracts that are subject to annual renewal by the independent board of trustees overseeing the related funds according to their terms; (11) the loss of key employees that could lead to the loss of assets; (12) burdensome regulatory developments; (13) the impact of accounting pronouncements; (14) the effect of increased leverage on us as a result of our incurrence of additional indebtedness as a result of our share repurchase from St. Paul Travelers in 2005; and (15) unforeseen developments in litigation involving the securities industry or the Company.

Part I. FINANCIAL INFORMATION
Item 3. Quantitative and Qualitative Disclosures About Market Risk
March 31, 2007
Market Risk
The following information, and information included elsewhere in this report, describes the key aspects of certain financial instruments that have market risk.
Interest Rate Sensitivity
As of March 31, 2007, we had $50 million outstanding under our senior revolving credit facility. The rate of interest payable under the agreement is, at the Company’s option, a function of either one of various floating rate indices or the Federal Funds rate. We estimate that a 100 basis point increase (1 percentage point) in interest rates from the level at March 31, 2007, would result in a $0.5 million increase in annual interest expense; however, it would have no impact on the fair value of the debt at March 31, 2007. In addition to the $50 million of debt outstanding under our senior revolving credit facility, at March 31, 2007, we also had $550 million of senior unsecured notes, including $250 million of 5-year notes and $300 million of 10-year notes. The five-year notes bear interest at an annual fixed rate of 5.0% payable semi-annually, beginning March 15, 2006. The 10-year senior notes bear interest at an annual fixed rate of 5.5% payable semi-annually, also beginning March 15, 2006. A change in interest rates would have had no impact on interest incurred on our fixed rate debt or cash flow, but would have had an impact on the fair value of the debt. We estimate that a 100 basis point increase in interest rates from the levels at March 31, 2007 and 2006, would have resulted in a net decrease in the fair value of our debt of approximately $26 million and $29 million at March 31, 2007 and 2006, respectively.
Our investments consist primarily of Company-sponsored managed investment funds that invest in a variety of asset classes. Additionally, the Company periodically invests in new advisory accounts to establish a performance history prior to a potential product launch. Company-sponsored funds and accounts are carried on our consolidated financial statements at fair market value and are subject to the investment performance of the underlying sponsored fund or account. Any unrealized gain or loss is recognized upon the sale of the investment. The carrying value of the Company’s investments in fixed-income funds or accounts, which expose us to interest rate risk, was approximately $78 million and $49 million at March 31, 2007 and 2006, respectively. We estimate that a 100 basis point increase in interest rates from the levels at March 31, 2007 and 2006, would result in a net decrease of approximately $2 million in the fair value of the fixed income investments at March 31, 2007 and 2006, respectively.
Equity Market Sensitivity
As discussed above in the interest rate sensitivity section, we invest in certain Company-sponsored managed investment funds and accounts that invest in a variety of asset classes. The carrying value of the Company’s investments in funds and accounts subject to equity price risk is approximately $63 million and $49 million, at March 31, 2007 and 2006, respectively. As of March 31, 2007 and 2006, we estimate that a 10% adverse change in equity prices would have resulted in decreases of approximately $6 million and $5 million, respectively, in the fair value of our equity securities. The model to determine sensitivity assumes a corresponding shift in all equity prices.
An adverse movement in the equity prices of our holdings in privately held companies cannot be easily quantified as our ability to realize returns on investment depends on the investees’ ability to raise additional capital and/or derive cash inflows from continuing operations.

Item 4. Controls and Procedures
Effective as of March 31, 2007, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chairman and Chief Executive Officer, President, and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, the Company’s Chairman and Chief Executive Officer, President, and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective and no changes are required at this time. In connection with management’s evaluation, pursuant to the Exchange Act Rule 13a-15(d), no changes during the quarter ended March 31, 2007 were identified that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes from the risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES
			(c) Total	(d) Maximum
			Number	Number
			of Shares	of Shares
			Purchased	that May
	(a) Total		as Part of	Yet Be
	Number	(b) Average	a Publicly	Purchased
	of Shares	Price Paid	Announced	Under the
Period	Purchased	per Share	Program	Program

Share purchases prior to January 1, 2007 under current repurchase program(1):	861,081	$49.00	861,081	6,563,103

January 1, 2007 – January 31, 2007	85,000	49.70	85,000	6,478,103
February 1, 2007 – February 28, 2007	345,000	50.70	345,000	6,133,103
March 1, 2007 – March 31, 2007	210,920	47.99	210,920	5,922,183

Total	1,502,001	$49.49	1,502,001	5,922,183

(1)	Excludes 18,192,843 shares repurchased from St. Paul Travelers for $32.98 per share during 2005. Such shares were not repurchased under a Company adopted share repurchase program. See Note 1, “Summary of Significant Accounting Policies” to the 2006 Form 10-K, “Sale of the St. Paul Travelers Companies, Inc.’s Ownership Interest in Nuveen Investments” for further information about this repurchase.
A new share repurchase program was publicly announced and approved on August 9, 2006. This program replenished the existing share repurchase program by authorizing the repurchase of up to 7 million shares of common stock. As a result of the replenishment and the remaining 424,184 shares from the previous authorization, the Company was authorized to repurchase up to 7.4 million shares of common stock. As of March 31, 2007, the remaining authorization covered approximately 5.9 million shares. There is not a pre-determined expiration date for this plan.
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

3.1	Amended and Restated By-Laws of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on February 12, 2007.

+10.1	Nuveen Investments Employees’ 401K/Profit Sharing Plan as amended and restated effective January 1, 2007, incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

+10.2	Nuveen Investments, LLC Employees’ Retirement Plan, as amended and restated effective January 1, 2007, incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

+10.3*	Form of Restricted Stock Unit Agreement with non-employee directors regarding the Nuveen Investments, Inc. 2005 Equity Incentive Plan.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of President pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.3*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	filed herewith

+	management contracts and compensatory plans and arrangements

SIGNATURE
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUVEEN INVESTMENTS, INC. (Registrant)

Date: May 9, 2007	By	/s/ Glenn R. Richter Glenn R. Richter
Executive Vice President and Chief Administrative Officer
Principal Financial Officer

Date: May 9, 2007	By	/s/ Sherri A. Hlavacek Sherri A. Hlavacek
Vice President and Corporate Controller
Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated By-Laws of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on February 12, 2007.

+10.1	Nuveen Investments Employees’ 401K/Profit Sharing Plan as amended and restated effective January 1, 2007, incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

+10.2	Nuveen Investments, LLC Employees’ Retirement Plan, as amended and restated effective January 1, 2007, incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

+10.3*	Form of Restricted Stock Unit Agreement with non-employee directors regarding the Nuveen Investments, Inc. 2005 Equity Incentive Plan.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of President pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.3*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	filed herewith

+	management contracts and compensatory plans and arrangements

E-1