Form 10-Q
period 2007-06-30
NUVEEN INVESTMENTS INC
filed 2007-08-09
CIK 885708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                      to
Commission file number 1-11123
NUVEEN INVESTMENTS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-3817266 (I.R.S. Employer Identification No.)

333 West Wacker Drive, Chicago, Illinois (Address of principal executive offices)	60606 (Zip Code)
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
     Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes☐ No ☑
     At August 3, 2007, there were 79,908,793 shares of the Company’s Class A Common Stock, $0.01 par value outstanding.

NUVEEN INVESTMENTS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NUVEEN INVESTMENTS, INC.
Consolidated Balance Sheets
Unaudited
(in thousands, except share data)

	June 30,	December 31,
	2007	2006

ASSETS
Cash and cash equivalents	$159,952	$223,168
Management and distribution fees receivable	88,313	87,239
Other receivables	60,290	23,481
Furniture, equipment, and leasehold improvements, at cost less accumulated depreciation and amortization of $71,471 and $67,973, respectively	39,046	33,454
Investments	157,874	129,099
Goodwill	670,048	634,290
Other intangible assets, at cost less accumulated amortization of $31,230 and $27,226, respectively	67,533	67,374
Current taxes receivable	14,425	4,007
Other assets	21,394	25,660

	$1,278,875	$1,227,772

LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-Term Obligations:
Notes payable	$50,000	$100,000
Accounts payable	14,796	13,885
Accrued compensation and other expenses	84,401	120,431
Other short-term liabilities	62,295	24,962

Total Short-Term Obligations	211,492	259,278

Long-Term Obligations:
Senior term notes	$544,915	$544,504
Deferred compensation	45,459	41,578
Deferred income tax liability, net	20,380	23,280
Other long-term liabilities	26,136	23,444

Total Long-Term Obligations	636,890	632,806

Total Liabilities	848,382	892,084

Minority interest	48,271	44,969

Common stockholders’ equity:
Class A Common stock, $0.01 par value; 160,000,000 shares authorized; 120,911,480 shares issued at June 30, 2007 and December 31, 2006	1,209	1,209
Additional paid-in capital	304,143	276,479
Retained earnings	1,156,532	1,091,136
Unamortized cost of restricted stock awards	(30,975)	(21,796)
Accumulated other comprehensive income/(loss)	(481)	(1,141)

	1,430,428	1,345,887
Less common stock held in treasury, at cost (41,009,437 and 42,096,405 shares, respectively)	(1,048,206)	(1,055,168)

Total common stockholders’ equity	382,222	290,719

	$1,278,875	$1,227,772

See accompanying notes to consolidated financial statements.

NUVEEN INVESTMENTS, INC.
Consolidated Statements of Income
Unaudited
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Operating revenues:
Investment advisory fees from assets under management	$197,981	$168,923	$387,697	$325,198
Product distribution	2,152	733	3,575	1,970
Performance fees / other revenue	4,133	2,519	9,821	5,153

Total operating revenues	204,266	172,175	401,093	332,321

Operating expenses:
Compensation and benefits	75,009	59,646	148,485	113,467
Advertising and promotional costs	4,258	2,676	7,648	5,346
Occupancy and equipment costs	6,638	5,975	13,379	11,906
Amortization of intangible assets	2,036	2,798	4,003	4,471
Travel and entertainment	2,676	2,677	4,861	4,786
Outside and professional services	8,387	7,543	16,393	14,687
Minority interest expense	2,043	1,607	4,377	3,087
Other operating expenses	18,434	9,082	26,107	14,840

Total operating expenses	119,481	92,004	225,253	172,590

Other income/(expense)	2,054	3,286	3,368	5,614

Net interest expense	(6,536)	(7,389)	(12,442)	(15,735)

Income before taxes	80,303	76,068	166,766	149,610

Income taxes	31,720	29,666	65,873	58,348

Net income	$48,583	$46,402	$100,893	$91,262

Average common and common equivalent shares outstanding:
Basic	78,306	78,028	78,137	77,916

Diluted	83,935	83,069	83,659	83,043

Earnings per common share:
Basic	$0.62	$0.59	$1.29	$1.17

Diluted	$0.58	$0.56	$1.21	$1.10

See accompanying notes to consolidated financial statements.

NUVEEN INVESTMENTS, INC.
Consolidated Statement of Changes in Common Stockholders’ Equity
Unaudited
(in thousands)

				Unamortized	Accumulated
	Class A	Additional		Cost of	Other
	Common	Paid-In	Retained	Restricted	Comprehensive	Treasury
	Stock	Capital	Earnings	Stock Awards	Income/(Loss)	Stock	Total
Balance at December 31, 2006	$1,209	$276,479	$1,091,136	$(21,796)	$(1,141)	$(1,055,168)	$290,719
Change in accounting principle (see Note 1)			(903)				(903)

Balance at December 31, 2006, as restated	1,209	276,479	1,090,233	(21,796)	(1,141)	(1,055,168)	289,816
Net income			100,893				100,893
Cash dividends paid			(38,073)				(38,073)
Purchase of treasury stock						(40,448)	(40,448)
Compensation expense on options		7,094					7,094
Exercise of stock options		(4,783)	1,362			35,739	32,318
Grant of restricted stock		11,438	2,117	(18,235)		12,841	8,161
Forfeit of restricted stock				1,170		(1,170)	—
Amortization of restricted stock awards				7,886			7,886
Tax effect of options exercised and vested restricted stock		13,915					13,915
Other comprehensive income					660		660

Balance at June 30, 2007	$1,209	$304,143	$1,156,532	$(30,975)	$(481)	$(1,048,206)	$382,222

Six Months
Ending 6/30/07
Comprehensive Income (in 000s):
Net income	$100,893
Other comprehensive income:
Unrealized gains/(losses) on marketable equity securities, net of tax	759
Reclassification adjustments for realized (gains)/losses	(81)
Amortization of terminated cash flow hedge, net of tax	(76)
Funded status of pension & OPEB plans, net of tax	47
Foreign currency translation adjustment	11

Subtotal: other comprehensive income	660

Comprehensive Income	$101,553

Six Months
Ending 6/30/07
Change in Shares Outstanding (in 000s):
Shares outstanding at the beginning of the year	78,815
Shares issued under equity incentive plans	1,913
Shares acquired	(804)
Forfeit of restricted stock	(22)

Shares outstanding at June 30, 2007	79,902

See accompanying notes to consolidated financial statements.

NUVEEN INVESTMENTS, INC.
Consolidated Statements of Cash Flows
Unaudited
(in thousands)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$100,893	$91,262
Adjustments to reconcile net income to net cash provided from operating activities:
Deferred income taxes	(3,503)	2,578
Depreciation of office property and equipment	4,927	4,666
Loss on sale of fixed assets	60	171
Amortization of intangible assets	4,003	4,471
Amortization of debt related costs, net	285	262
Compensation expense for equity plans	22,174	16,374
Net (increase) decrease in assets:
Management and distribution fees receivable	(1,074)	(3,912)
Other receivables	(697)	8,855
Other assets	4,359	(3,986)
Net increase (decrease) in liabilities:
Accrued compensation and other expenses	(35,484)	(29,398)
Deferred compensation	3,881	3,477
Accounts payable	1,322	(2,062)
Current taxes payable	(10,418)	191
Other liabilities	(1,530)	(5,961)
Other	(2,538)	(2,961)

Net cash provided from operating activities	86,660	84,027

Cash flows from financing activities:
Repayment of notes payable	(50,000)	(50,000)
Dividends paid	(38,073)	(35,412)
Proceeds from stock options exercised	32,318	33,445
Acquisition of treasury stock	(40,448)	(48,328)
Net deferred debt issuance related items	—	50
Tax effect of options and restricted stock	13,915	10,341

Net cash used for financing activities	(82,288)	(89,904)

Cash flows from investing activities:
HydePark acquisition, net of cash acquired	(9,706)	—
Purchase of office property and equipment	(10,590)	(3,826)
Proceeds from sales of investment securities	814	41,381
Purchases of investment securities	(25,547)	(16,651)
Repurchase of NWQ minority members’ interests	(22,500)	(22,503)
Net change in consolidated mutual funds	209	377
Other	(279)	(64)

Net cash used for investing activities	(67,599)	(1,286)

Effect of exchange rates on cash and cash equivalents	11	9

Decrease in cash and cash equivalents	(63,216)	(7,154)

Cash and cash equivalents:
Beginning of year	223,168	128,933

End of period	$159,952	$121,779

Supplemental Information:
Taxes paid	$65,878	$47,124
Interest paid	$17,175	$19,215
See accompanying notes to consolidated financial statements.

NUVEEN INVESTMENTS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
June 30, 2007
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
On April 30, 2007, the Company acquired HydePark Investment Strategies, which specializes in enhanced equity index strategies. The results of HydePark Investment Strategies’ operations are included in our consolidated statement of income since the acquisition date.
On June 20, 2007, the Company announced that it has entered into an agreement (the “Merger Agreement”) to be acquired by private equity investors led by Madison Dearborn Capital Partners. Pursuant to the Merger Agreement and subject to the terms and conditions therein, each outstanding share of the Company’s common stock (other than dissenting shares) will be converted into the right to receive $65.00 in cash. The Company currently expects the transaction to be completed by the end of the year.
The Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force approved a Consensus that an employee’s right to a compensated absence under a sabbatical or similar benefit arrangement in which the employee is not required to perform any duties during the absence “accumulates” and therefore should be accounted for as a liability if the obligation relates to services already rendered, payment is probable, and the amount can be reasonably estimated. The Consensus is effective for fiscal years beginning after December 15, 2006, and requires that a liability for sabbatical leave be recorded as a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. As a result of adopting this Consensus, the Company has recorded approximately $0.9 million as both a liability in “Other Long-Term Liabilities” as well as a cumulative-effect adjustment to retained earnings as of January 1, 2007.
On July 13, 2006, the FASB issued its Interpretation No. 48, “Accounting for Uncertainties in Income Taxes — an Interpretation of FASB Statement 109” (“FIN 48”), which provides guidance on the measurement, recognition, and disclosure of tax positions taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, and disclosure. FIN 48 prescribes that a tax position should only be recognized if it is more likely than not that the position will be sustained upon examination by the appropriate taxing authority. A tax position that meets this threshold is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The cumulative effect of applying the provisions of FIN 48 is to be reported as an adjustment to the beginning balance of retained earnings in the period of adoption. Adoption of FIN 48 as of January 1, 2007 did not impact Nuveen Investments’ consolidated financial position or results of operations. The Company does not have any unrecognized tax benefits as of the date of adoption of FIN 48, nor as of June 30, 2007. In addition, the Company does not anticipate significant adjustments to the total amount of unrecognized tax benefits within the next twelve months. Nuveen Investments classifies any tax penalties as “other operating expenses,” and any interest as “interest expense.” As of June 30, 2007, tax years that remain open and subject to audit for both federal and state are the 2003-2006 years.
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
Note 2 Earnings Per Common Share
The following table sets forth a reconciliation of net income and the weighted average common shares used in the basic and diluted earnings per share computations for the three-month and six-month periods ended June 30, 2007 and 2006.

In thousands,	For the three months ended
except per share data	June 30, 2007			June 30, 2006
	Net
	income	Shares	Per-share amount	Net income	Shares	Per-share amount

Basic EPS	$48,583	78,306	$0.62	$46,402	78,028	$0.59
Dilutive effect of:
Restricted stock	—	1,008		—	513
Employee stock options	—	4,621		—	4,528

Diluted EPS	$48,583	83,935	$0.58	$46,402	83,069	$0.56

In thousands,	For the six months ended
except per share data	June 30, 2007			June 30, 2006
	Net
	income	Shares	Per-share amount	Net income	Shares	Per-share amount

Basic EPS	$100,893	78,137	$1.29	$91,262	77,916	$1.17
Dilutive effect of:
Restricted stock	—	951		—	472
Employee stock options	—	4,571		—	4,655

Diluted EPS	$100,893	83,659	$1.21	$91,262	83,043	$1.10

Options to purchase 3,777 and 46,860 shares of the Company’s common stock were outstanding as of June 30, 2007 and 2006, respectively, but were not included in the computation of diluted earnings per share because their inclusion would have been antidilutive since the options’ weighted average exercise price of $53.87 and $46.39 per share, respectively, was greater than the average market price of the Company’s common shares during the applicable period.
Note 3 Net Capital Requirement
Nuveen Investments, LLC, the Company’s wholly-owned broker/dealer subsidiary, is subject to SEC Rule 15c3-1, the “Uniform Net Capital Rule,” which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, as these terms are defined in the Rule, shall not exceed 15 to 1. At June 30, 2007, Nuveen Investments, LLC’s net capital ratio was 3.51 to 1 and its net capital was approximately $13.3 million, which was $10.2 million in excess of the required net capital of $3.1 million.

Note 4 Goodwill and Intangible Assets
The following table presents a reconciliation of activity in the balance of goodwill from December 31, 2006 to June 30, 2007 presented on our consolidated balance sheets (in thousands):

Balance at December 31, 2006	$634,290
Repurchase of NWQ minority interests	22,500
Santa Barbara acquisition costs	(5)
HydePark acquisition	13,263

Balance at June 30, 2007	$670,048

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
On April 30, 2007, the Company acquired HydePark Investment Strategies (“HydePark”), which specializes in enhanced equity index strategies. As of June 30, 2007, the Company has made a preliminary allocation of the total purchase price to the net book value of assets acquired, estimated identifiable intangible assets, and goodwill. Of the total $18.0 million purchase price, approximately $0.6 million has been allocated to the net book value of assets acquired. The net book value of assets acquired consists primarily of fee receivables and payables. The Company has preliminarily estimated approximately $4.2 million of the purchase price in excess of the net book value of assets acquired is assignable to intangible assets, all of which relates to existing contractual customer relationships (preliminarily estimated 10-year useful life). The Company believes that there were no unamortizable intangible assets acquired in the HydePark acquisition. Generally accepted accounting principles allow for purchase price adjustments for one year from the time of an acquisition. The Company does not expect any material modifications to its initial estimates.
SFAS No. 142, “Goodwill and Other Intangible Assets,” requires an annual goodwill impairment test. The results of our last annual test indicated that, as of May 31, 2007, there was no indication of potential impairment of goodwill.
The following table presents gross carrying amounts and accumulated amortization amounts for the remaining unamortized intangible assets presented on our consolidated balance sheets at June 30, 2007 and December 31, 2006 (in thousands):

	At June 30, 2007		At December 31, 2006
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
Amortizable Intangible Assets	Amount	Amortization	Amount	Amortization
Symphony customer relationships	$43,800	$13,225	$43,800	$12,113
NWQ customer relationships	22,900	12,510	22,900	11,238
Santa Barbara —
Customer relationships	26,200	5,095	26,200	3,639
Trademark / tradename	1,700	331	1,700	236
HydePark (estimate)	4,163	69	—	—

Total	$98,763	$31,230	$94,600	$27,226

The projected amortization for the next five years is approximately $4.1 million for the remaining six months of 2007, and annual amortization of $8.3 million for each of 2008, 2009, 2010, and $7.2 million for 2011.
Note 5 Debt
At June 30, 2007 and December 31, 2006, debt on the accompanying consolidated balance sheets was comprised of the following (in thousands):

	June 30, 2007	December 31, 2006
Short-Term Obligations:
Notes payable	$50,000	$100,000

Long-Term Obligations:
Senior Term Notes:
Senior term notes — 5 Year	$250,000	$250,000
Net unamortized discount — 5 year notes	(462)	(528)
Senior term notes — 10 Year	300,000	300,000
Net unamortized discount — 10 year notes	(1,293)	(1,354)
Net unamortized debt issuance costs	(3,330)	(3,614)

subtotal	$544,915	$544,504

Total	$594,915	$644,504

Senior Term Notes
On September 12, 2005, Nuveen Investments issued $550 million of senior unsecured notes, comprised of $250 million of 5-year senior term notes and $300 million of 10-year senior term notes. The Company received approximately $544 million in net proceeds after discounts and other debt issuance costs. The 5-year senior term notes bear interest at an annual fixed rate of 5.0% payable semi-annually beginning March 15, 2006. The 10-year senior term notes bear interest at an annual fixed rate of 5.5% payable semi-annually also beginning March 15, 2006. The net proceeds from the notes were used to repay a portion of the outstanding debt under the Company’s then outstanding $750 million bridge credit agreement. The costs related to the issuance of the senior term notes were being capitalized and are being amortized to expense over their term. At June 30, 2007, the fair value of the 5-year and 10-year senior term notes was approximately $229.9 million and $275.0 million, respectively.
Senior Revolving Credit Facility
In addition to the senior term notes, the Company has a $400 million senior revolving credit facility that expires on September 15, 2010. As of December 31, 2006, the Company had $100 million outstanding under this facility. During the first quarter of 2007, the Company paid down $50 million of this amount. The rate of interest payable under the agreement is, at the Company’s option, a function of either one of various floating rate indices or the Federal Funds rate. For the six months ended June 30, 2007, the weighted average interest rate was 5.78%. The agreement requires the Company to pay a facility fee at an annual rate of a range of 0.08% to 0.15% that is dependent on our debt rating. Proceeds from borrowings under this facility may be used for fulfilling day-to-day cash requirements and general corporate purposes, including acquisitions, share repurchases and asset purchases.
Other
The Company’s broker-dealer subsidiary may utilize available, uncommitted lines of credit with no annual facility fees, which approximate $50 million, to satisfy unanticipated, short-term liquidity needs. As of June 30, 2007 and December 31, 2006, no borrowings were outstanding on these uncommitted lines of credit.

Note 6 Derivative Financial Instruments
In anticipation of the issuance of the senior term notes in 2005 (refer to Note 5, “Debt”), the Company entered into a series of treasury rate lock transactions. These treasury rate locks were accounted for as cash-flow hedges, as they hedged against the variability in future projected interest payments on the forecasted issuance of fixed rate debt attributable to changes in interest rates. The prevailing treasury rates had increased by the time of the issuance of the senior term notes and the locks were settled for a net payment to the Company of approximately $1.6 million. The Company has recorded this gain in “Accumulated Other Comprehensive Income/(Loss)” on the accompanying consolidated balance sheets as of June 30, 2007 and December 31, 2006, as the treasury rate locks were considered highly effective for accounting purposes in mitigating the interest rate risk on the forecasted debt issuance. The $1.6 million is being reclassified into current earnings commensurate with the recognition of interest expense on the 5-year and 10-year term debt. At June 30, 2007, the unamortized gain on the treasury rate lock transactions that the Company had entered into related to it senior term notes was approximately $1.2 million. For the remaining six months of 2007, the Company expects to reclassify approximately $0.1 million of the gain on the treasury rate lock transactions as an offset to interest expense.
Also included in the accompanying consolidated balance sheets as of June 30, 2007 and December 31, 2006 are certain swap agreements and futures contracts that have not been designated as hedging instruments. The swap agreements and futures contracts are being used to mitigate overall market risk of certain recently created product portfolios that are not yet being marketed. At June 30, 2007, the net fair value of these open non-hedging derivatives was a net liability of approximately $78,000 and is reflected as both a $377,000 asset in “Other Assets” as well as a $455,000 liability in “Other Short-Term Liabilities” on the accompanying consolidated balance sheet as of June 30, 2007. At December 31, 2006, the net fair value of these open non-hedging derivatives was approximately $0.3 million and is reflected as approximately $259,000 in “Other Assets” and $601,000 in “Other Short-Term Liabilities” on the accompanying consolidated balance sheet as of December 31, 2006. For the six months ended June 30, 2007 and 2006, the net fair value adjustment resulted in a net gain of approximately $0.3 million and a net loss of approximately $0.5 million, respectively, of which approximately $0.4 million of a gain was realized during each of the six months ended June 30, 2007 and 2006, respectively, and the remainder in unrealized gains/losses, both reflected in “Other Income/(Expense)” in the accompanying consolidated statements of income for the six months ended June 30, 2007 and 2006, respectively.

Note 7 Retirement Plans
The following table presents the components of the net periodic retirement plans’ benefit costs for the three and six months ended June 30, 2007 and 2006, respectively:

	Three Months		Three Months
	Ended June 30, 2007		Ended June 30, 2006
	Total	Post-	Total	Post-
	Pension	Retirement	Pension	Retirement

Service Cost	$471,631	$79,382	$436,250	$60,000

Interest Cost	570,673	141,367	522,250	135,250

Expected Return on Assets	(573,318)	—	(561,750)	—

Amortization of:
Unrecognized Prior Service Cost	(652)	(66,308)	—	(66,250)
Unrecognized (Gain)/Loss	68,900	20,235	106,250	22,000

Total	$537,234	$174,676	$503,000	$151,000

	Six Months		Six Months
	Ended June 30, 2007		Ended June 30, 2006
	Total	Post-	Total	Post-
	Pension	Retirement	Pension	Retirement

Service Cost	$943,262	$158,764	$872,500	$120,000

Interest Cost	1,141,346	282,734	1,044,500	270,500

Expected Return on Assets	(1,146,636)	—	(1,123,500)	—

Amortization of:
Unrecognized Prior Service Cost	(1,304)	(132,616)	—	(132,500)
Unrecognized (Gain)/Loss	137,800	40,470	212,500	44,000

Total	$1,074,468	$349,352	$1,006,000	$302,000

During 2007, the Company expects to contribute approximately $0.1 million to its excess pension plan. The Company does not expect to make any contributions to its qualified pension plan. In addition, the Company expects to contribute $0.6 million during 2007, net of expected Medicare Part D reimbursements, for benefit payments to its post-retirement benefit plan. For the first six months of 2007, the Company has paid out approximately $0.3 million in post-retirement benefits.

Note 8 Structuring Fees
The Company incurs an upfront structuring fee imposed by the Company’s distribution partners for certain new closed-end funds. During the six months ended June 30, 2007, the Company has incurred total structuring fees of approximately $8.8 million. The Company plans to participate very actively in the market for new closed-end funds. As a result of this participation, the Company expects to experience some earnings volatility as it will continue to incur upfront structuring fees on new closed-end funds.
Note 9 Investments in Collateralized Loan and Debt Obligations
The Company acts as a collateral manager for two collateralized debt obligation entities, Symphony CLO I, Ltd. (“CLO”) and the Symphony Credit Opportunities Fund Ltd. (“CDO”), pursuant to collateral management agreements between the Company and each of the CLO and the CDO entities. At June 30, 2007, combined assets under management in the collateral pools of the CLO and CDO were approximately $900 million. The Company had combined minority equity investments of $12.3 million in the CLO and CDO as of June 30, 2007.
The Company accounts for its investments in the CLO and CDO under EITF 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.” The excess of future cash flows over the initial investment at the date of purchase is recognized as interest income over the life of the investment using the effective yield method. The Company reviews cash flow estimates throughout the life of the CLO and CDO investment pool to determine whether an impairment of its equity investments should be recognized. Cash flow estimates are based on the underlying pool of collateral securities and take into account the overall credit quality of the issuers in the collateral securities, the forecasted default rate of the collateral securities and the Company’s past experience in managing similar securities. If an updated estimate of future cash flows (taking into account both timing and amounts) is less than the revised estimate, an impairment loss is recognized based on the excess of the carrying amount of the investment over its fair value. The Company has recorded its equity interest in the CLO and CDO in Investments on its consolidated balance sheets at fair value. Fair value is determined using current information, notably market yields and projected cash flows based on forecasted default and recovery rates that a market participant would use in determining the current fair value of the equity interest. Market yields, default rates and recovery rates used in the Company’s estimate of fair value vary based on the nature of the investments in the underlying collateral pools. In the periods of rising credit default rates and lower debt recovery rates, the fair value, and therefore the carrying value, of the Company’s investments in the CLO and CDO may be adversely affected. The Company’s risk of loss in the CLO and CDO is limited to the $12.3 million invested in these entities.
Note 10 Gain Contingency
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
June 30, 2007
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
In addition to investment advisory fees, we have two other main sources of operating revenue: 1) performance fees and 2) distribution and underwriting revenue. Performance fees are earned when investment performance on certain institutional accounts and hedge funds exceeds a contractual threshold. These fees are recognized only at the performance measurement date contained in the individual account management agreement. Distribution revenue is earned when certain funds are sold to the public through financial advisors. Generally, distribution revenue will rise and fall with the level of our sales of mutual fund products. Underwriting fees are earned on the initial public offerings of our closed-end funds. The level of underwriting fees earned in any given year will fluctuate depending on the number of new funds offered, the size of the funds offered and the extent to which we participate as a member of the syndicate group underwriting the fund. Also included in distribution and underwriting revenue is Muni Preferred ® and Fund Preferred ® revenue. Preferred shares of our closed-end funds are bought and sold through a secondary market auction. A participation fee is paid by the fund to the auction participants based on shares traded. Access to the auction must be made through a participating broker. We offer non-participating brokers access to the auctions, for which we earn a portion of the participation fee.
Sales of our products, and our profitability, are directly affected by many variables, including investor preferences for equity, fixed-income or other investments, the availability and attractiveness of competing products, market performance, continued access to distribution channels, changes in interest rates, inflation, and income tax rates and laws.

Recent Events
As announced on June 20, 2007, the Company entered into an agreement to be acquired by private equity investors led by Madison Dearborn Partners, LLC. Pursuant to this agreement and subject to the terms and conditions therein, each outstanding share of the Company’s common stock (other than dissenting shares) will be converted into the right to receive $65.00 in cash. For further information about the proposed merger, please refer to the Merger Agreement incorporated by reference as an exhibit to this Report. Finally, our proposed merger is subject to various conditions, including the receipt of the requisite stockholder approval from our stockholders, antitrust approvals and other conditions to closing customary for transactions of this type. No assurances can be given that the proposed transaction will be consummated or, if not consummated that we will enter into a comparable or superior transaction with another party.
On April 19, 2007, the Company announced that it has agreed to acquire HydePark Investment Strategies, with approximately $350 million in assets under management. The transaction closed on April 30, 2007.
Summary of Operating Results
The table presented below highlights the results of our operations for the three-month and six-month periods ended June 30, 2007 and 2006:
Financial Results Summary
Company Operating Statistics
($ in millions, except per share amounts)

	For the second quarter of			For the first six months of
	2007	2006	% change	2007	2006	% change
Gross sales of investment products	$7,827	$9,187	(15%)	$15,961	$19,296	(17%)
Net flows of investment products	1,906	5,072	(62)	4,939	10,976	(55)
Assets under management (1)(2)	171,602	148,994	15	171,602	148,994	15
Operating revenues	204.2	172.2	19	401.1	332.3	21
Operating expenses	119.5	92.0	30	225.3	172.6	31
Net interest expense	6.5	7.4	(12)	12.4	15.7	(21)
Income taxes	31.7	29.7	7	65.9	58.3	13
Net income	48.6	46.4	5	100.9	91.3	11
Basic earnings per share	0.62	0.59	5	1.29	1.17	10
Diluted earnings per share	0.58	0.56	4	1.21	1.10	10
Dividends per share	0.24	0.24	—	0.48	0.45	7

(1)	At period end.

(2)	Excludes defined portfolio assets under surveillance.

Results of Operations
The following discussion and analysis contains important information that should be helpful in evaluating our results of operations and financial condition, and should be read in conjunction with the consolidated financial statements and related notes.
Gross sales of investment products (which include new managed accounts, deposits into existing managed accounts and the sale of open-end and closed-end fund shares) for the three-month and six-month periods ended June 30, 2007 and 2006 are shown below:

Gross Investment Product Sales
(in millions)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Closed-End Funds	$1,133	$226	$1,429	$226
Mutual Funds	1,859	1,505	3,540	2,852
Retail Managed Accounts	2,259	4,875	5,019	12,105
Institutional Managed Accounts	2,576	2,581	5,973	4,113

Total	$7,827	$9,187	$15,961	$19,296

Second quarter gross sales of $7.8 billion were down 15% versus sales in the second quarter of the prior year. Retail managed account sales were $2.3 billion, down 54% versus sales in the second quarter of the prior year. The largest driver of the decline was a $1.9 billion decline in international value account sales. This decline is due to an acceleration of sales in the prior year behind the soft closing (to new investors) of our Tradewinds international strategy in retail managed accounts. Mutual fund gross sales were up 23%, driven by a 21% increases in municipal and a 26% increase in equity fund sales. We had two new closed-end fund offerings during the quarter raising nearly $0.8 billion and $0.3 billion through our Multi-Currency Short-Term Government Income and Tax-Advantaged Dividend Growth Funds. During the second quarter of the prior year we had one closed-end fund offering through which we raised $0.2 billion.
Year-to-date sales results are very similar to those for the second quarter. Retail and institutional managed account sales were down 59% driven by an 80% decrease in international value account sales. Closed-end fund sales increased versus 2006 due to new offerings, with three offerings in 2007 versus one in 2006.

Net flows of investment products for the three-month and six-month periods ended June 30, 2007 and 2006 are shown below:

Net Flows
(in millions)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Closed-End Funds	$1,147	$228	$1,463	$222
Mutual Funds	621	856	1,636	1,720
Retail Managed Accounts	(1,252)	2,177	(1,800)	6,292
Institutional Managed Accounts	1,390	1,811	3,640	2,742

Total	$1,906	$5,072	$4,939	$10,976

Net flows decreased $3.2 billion for the quarter and $6.0 billion year-to-date versus flows in the prior year. Retail managed accounts experienced outflows for both the quarter and year-to-date driven by outflows from our Tradewinds and NWQ closed strategies. Mutual fund flows were down slightly for the quarter and year-to-date due to investor portfolio rebalancing in the second quarter which resulted in an increase in redemptions.
The following table summarizes net assets under management:

Net Assets Under Management (1)
(in millions)
	June 30,	December 31,	June 30,
	2007	2006	2006
Closed-End Funds	$53,423	$52,958	$51,388
Mutual Funds	20,160	18,532	16,133
Retail Managed Accounts	59,495	58,556	55,277
Institutional Managed Accounts	38,524	31,563	26,196

Total	$171,602	$161,609	$148,994

(1)	Excludes defined portfolio product assets under surveillance
Assets under management ended the quarter at just under $172 billion, an increase of 15% versus assets under management at the end of the second quarter of 2006 and an increase of 6% versus assets under management at the end of the prior year. At June 30, 2007, 53% or our assets were in equity portfolios, 37% in municipal portfolios and 10% in taxable income portfolios.

The following table presents the component changes in our assets under management for the three-month and six-month periods ended June 30, 2007 and June 30, 2006:

Change in Net Assets Under Management
(in millions)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Gross Sales	$7,827	$9,187	$15,961	$19,296
Reinvested Dividends	108	85	211	150
Redemptions	(6,029)	(4,200)	(11,233)	(8,470)

Net Flows	1,906	5,072	4,939	10,976
Acquisition	363	—	363	—
Appreciation/(Depreciation)	3,238	(1,096)	4,691	1,901

Increase in Assets	$5,507	$3,976	$9,993	$12,877

Assets were up for the quarter $5.5 billion as net flows of $1.9 billion and the $0.4 billion due to the HydePark acquisition combined with market appreciation of $3.2 billion. Equity assets appreciated $4.3 billion, while market depreciation caused a $1.0 billion and a $0.1 billion decline in municipal and income-oriented assets, respectively.
Assets were up $10.0 billion versus the end of the prior year as net flows for the period of $5.0 billion combined with market appreciation of $4.7 billion and the acquisition of HydePark accounts of $0.4 billion. Equity and income-oriented assets appreciated $5.7 billion and $0.1 billion, respectively, while market depreciation caused a $1.1 billion decline in municipal assets.
Investment advisory fee income, net of sub-advisory fees and expense reimbursements, is shown in the following table:

Investment Advisory Fees (1)
(in thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Closed-End Funds	$66,397	$61,675	$130,270	$123,518
Mutual Funds	28,234	21,397	54,616	41,216
Managed Accounts	103,350	85,851	202,811	160,464

Total	$197,981	$168,923	$387,697	$325,198

(1)	Sub-advisory fee expense for the three month and six month periods ended June 30, 2007 and 2006 was $7.9 million, $6.3 million, $15.8 million and $13.3 million, respectively.
Advisory fees increased 17% for the quarter driven by fee increases across all product lines. Managed account fees increased 20% for the quarter driven mainly by an increase in fees on our value accounts. Mutual fund advisory fees increased 32% for the quarter as result of a $4.0 billion increase in assets under management, the result of $3.5 billion in net flows and $0.5 billion in market appreciation. Fees on closed-end funds increased during the second quarter due to an increase in assets under management as a result of $1.9 billion in net flows and $0.2 billion in market appreciation.

For the year-to-date period, advisory fees rose 19%. Fees on managed accounts rose 26%, while mutual fund fees rose 33% and closed-end funds 6%. All increases were the result of an increase in assets under management.
Product distribution revenue for the three-month and six-month periods ended June 30, 2007 and 2006 is shown in the following table:

Product Distribution
(in thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Closed-End Funds	$1,256	$297	$1,667	$287
Muni/Fund Preferred®	1,086	1,203	2,117	2,377
Mutual Funds	(190)	(767)	(209)	(694)

Total	$2,152	$733	$3,575	$1,970

Product distribution revenue increased $1.4 million for the quarter and $1.6 million year-to-date due to an increase in closed-end fund underwriting revenue. Underwriting revenue increased as a result of an increase in both the number and size of offerings in 2007. Mutual fund distribution revenue increased due to an increase in sales of mutual fund products.
Performance Fees/Other Revenue
Performance fees/other revenue consists of performance fees earned on institutional assets managed and various fees earned in connection with services provided on behalf of our defined portfolio assets under surveillance. Performance fees were $3.5 million for the quarter compared to $2.3 million in the second quarter of the prior year. For the six months ended June 30, 2007 and 2006, performance fees were $9.1 million and $4.7 million, respectively.

Operating Expenses
The following table summarizes operating expenses for the three-month and six-month periods ended June 30, 2007 and 2006:

Operating Expenses
(in thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Compensation and benefits	$75,009	$59,646	$148,485	$113,467
Advertising and promotional costs	4,258	2,676	7,648	5,346
Occupancy and equipment costs	6,638	5,975	13,379	11,906
Amortization of intangible assets	2,036	2,798	4,003	4,471
Travel and entertainment	2,676	2,677	4,861	4,786
Outside and professional services	8,387	7,543	16,393	14,687
Minority interest expense	2,043	1,607	4,377	3,087
Other operating expenses	18,434	9,082	26,107	14,840

Total	$119,481	$92,004	$225,253	$172,590

% of Operating Revenue	58.5%	53.4%	56.2%	51.9%
Summary
Operating expenses increased 30% for the second quarter and 31% year-to-date due mainly to increases in compensation and benefits.
Compensation and Benefits
Compensation and related benefits increased $15.4 million for the quarter and $35.0 million year-to-date. Both increases were the result of increases in base compensation related to new positions and salary increases, as well as increases in overall incentive compensation due to the Company’s higher profit level.
Occupancy and Equipment Costs
Occupancy and equipment costs increased $0.7 million for the quarter and $1.5 million year-to-date due to an increase in leased space for NWQ, Tradewinds, and Santa Barbara.
Amortization of Intangibles
Amortization of intangibles decreased $0.8 million during the second quarter of 2007 and $0.5 million year-to-date reflecting a catch-up adjustment made during the second quarter of the prior year as a result of an increase in the final valuation of intangible assets associated with the Santa Barbara acquisition versus the previous estimate.
Outside and Professional Services
Outside and professional services expense increased $0.8 million for the second quarter and $1.7 million year-to-date primarily due to an increase in electronic information expense as we provide our investment and research teams with more data and other tools to better manage their portfolios.

Minority Interest Expense
Minority interest expense results from key employees at NWQ, Tradewinds, Symphony, and Santa Barbara having been granted non-controlling equity-based profits interests in their respective businesses (see also “Capital Resources, Liquidity and Financial Condition” below for further information).
All Other Operating Expenses
All other operating expenses, including advertising and promotional costs, travel and entertainment, fund organization costs and other expenses, increased approximately $10.9 million for the second quarter and $13.6 million year-to-date, due primarily to structuring fees paid in connection with the initial public offering of our closed-end funds.
Other Income/(Expense)
Other income/(expense) includes realized gains and losses on investments and miscellaneous income, including gain or loss on the disposal of property.
The following is a summary of Other Income/(Expense) for the three-month and six-month periods ended June 30, 2007 and 2006:

Other Income/(Expense)
(in thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Gains/(Losses) on Investments	$1,771	$3,287	$3,162	$5,844
Gains/(Losses) on Fixed Assets	(3)	(1)	(61)	(171)
Miscellaneous Income/(Expense)	286	—	267	(59)

Total	$2,054	$3,286	$3,368	$5,614

Total other income/(expense) decreased $1.2 million in the second quarter of 2007 compared to the second quarter of 2006. During the second quarter of the prior year, we recognized a $3.1 million gain generated by the initial closing of the sale of our ownership interest in Institutional Capital Corporation. Gains in the second quarter of the current year were the result of gains generated on investment securities.
In addition to the $2.1 million in other income reported in the second quarter of 2007, year-to-date other income also includes $1.3 million of income reported in the first quarter mainly as a result of gains on the sale of investment securities.

Net Interest Expense
The following is a summary of Net Interest Expense for the three-month and six-month periods ended June 30, 2007 and 2006:

Net Interest Expense
(in thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Dividend and Interest Revenue	$2,829	$2,339	$5,953	$4,191
Interest Expense	(9,365)	(9,728)	(18,395)	(19,926)

Total	$(6,536)	$(7,389)	$(12,442)	$(15,735)

Total net interest expense decreased $0.9 million in the second quarter and $3.3 million year-to-date, due to a decline in outstanding debt.
Recent Accounting Pronouncements
SFAS No. 157
On September 15, 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities by defining fair value, establishing a framework for measuring fair value, and expanding disclosure requirements about fair value measurements. SFAS No. 157 does not require any new fair value measurements. Prior to this standard, methods for measuring fair value were diverse and inconsistent, especially for items that are not actively traded. The standard clarifies that, for items that are not actively traded, such as certain kinds of derivatives, that fair value should reflect the price in a transaction with a market participant, including an adjustment for risk, not just a company’s mark-to-market model value. The standard also requires expanded disclosure of the effect on earnings for items measured using unobservable data.
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

SFAS No. 159
During February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment to FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We have not yet made a determination as to which (if any) financial instruments and other items we will measure at fair value.
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
Senior Revolving Credit Facility
In addition to the senior term notes, the Company has a $400 million senior revolving credit facility entered into in September 2005 that expires on September 15, 2010. At December 31, 2006, the Company had $100 million outstanding on this credit facility. At June 30, 2007, the Company had $50 million outstanding under this facility. The rate of interest payable under the agreement is, at the Company’s option, a function of either one of various floating rate indices or the Federal Funds rate. The agreement requires the Company to pay a facility fee at an annual rate of a range of 0.08% to 0.15% that is dependent on our debt rating. Proceeds from borrowings under this facility may be used for fulfilling day-to-day cash requirements and general corporate purposes, including acquisitions, share repurchases and asset purchases. There are conventional financial covenants associated with this credit facility, including a minimum net worth requirement and a maximum leverage ratio. We were in compliance with those covenants as of June 30, 2007.
Other
In addition to the above facilities, our broker-dealer subsidiary may utilize available, uncommitted lines of credit with no annual facility fees, which approximate $50 million, to satisfy periodic, unanticipated, short-term liquidity needs. As of June 30, 2007 and December 31, 2006, no borrowings were outstanding on these uncommitted lines of credit.

Equity and Dividends
As part of the NWQ acquisition, key individuals of NWQ purchased a non-controlling, member interest in NWQ Investment Management Company, LLC. The non-controlling interest of $0.1 million as of June 30, 2007, and $0.3 million as of December 31, 2006, is reflected in minority interest on the accompanying consolidated balance sheets. This purchase allows management to participate in NWQ’s profits above specified levels beginning January 1, 2003. During the first half of 2007 and 2006, we recorded approximately $1.0 million and $1.9 million, respectively, of minority interest expense, which reflects the portion of profits applicable to the minority owners. Beginning in 2004 and continuing through 2008, the Company has the right to purchase the non-controlling members’ respective interests in NWQ at fair value. During 2007, the Company exercised its right on February 15 to call 25% of the Class 4 NWQ minority members’ interests for approximately $22.6 million. Of the total amount paid on March 2, 2007, $22.5 million was recorded as goodwill, with the rest as a return of capital.
As further discussed in our 2006 Form 10-K, as part of the Santa Barbara acquisition, an equity opportunity was put in place to allow key individuals to participate in Santa Barbara’s earnings growth over the next five years. During the first half of 2007, we recorded approximately $1.5 million of minority interest expense, which reflects the portion of profits applicable to the minority owners.
During 2006, new equity opportunities were put in place covering employees of NWQ, Tradewinds, and Symphony. These programs allow key individuals of these businesses to participate in the growth of their respective businesses over the next five years. Classes of units were established at each subsidiary (collectively referred to as “Units”). Certain of these Units vest on June 30th of each year from 2007 through the year 2011. During the first half of 2007, we recorded approximately $1.6 million of minority interest expense, which reflects the portion of profits applicable to minority owners. The Units entitle the holders to receive a distribution of the cash flow from their business to the extent such cash flow exceeds certain thresholds. The distribution thresholds increase from year to year, and the distributions of the profits interests are also subject to a cap in each year. Beginning in 2008 and continuing through 2012, the Company has the right to acquire at fair value the Units of the non-controlling members.
At June 30, 2007, we held in treasury 41,009,437 shares of Nuveen Investments common stock. During the first half of 2007, the Company repurchased 804,136 shares of common stock in open market transactions as part of an on-going repurchase program. A new share repurchase program was publicly announced and approved on August 9, 2006. This program replenished the existing share repurchase program by authorizing the repurchase of up to 7 million shares of common stock. As a result of the replenishment and the remaining 424,184 shares from the previous authorization, the Company was authorized to repurchase up to 7.4 million shares of common stock. As of June 30, 2007, the remaining authorization covered approximately 5.8 million shares. However, under the Merger Agreement, the Company is not permitted to repurchase shares of its common stock without consent so share repurchases under the program have been suspended.
During the second quarter and first half of 2007, we paid out dividends on common shares totaling approximately $19 million and $38 million, respectively.
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
Risks, uncertainties and other factors that pertain to our business and the effects of which may cause our assets under management, earnings, revenues, profit margins, and/or our stock price to decline include: (1) the effects of the substantial competition that we, like all market participants, face in the investment management business; (2) our inability to access third-party distribution channels to market our products or a related reduction in fees we might receive for services provided by these channels; (3) the adverse effects of declines in securities markets and/or poor investment performance by our managers on our assets under management and future offerings; (4) a decline in the market for closed-end funds, mutual funds and managed accounts; (5) the adverse effects of structuring fees imposed by distribution partners on new closed-end fund offerings; (6) the adverse effect of increases in interest rates from their present levels on the net asset value of our assets under management that are invested in fixed-income securities; (7) a significant and sustained decline in equity markets resulting in a significant decrease in our assets under management which would result in a reduction in revenue; (8) our failure to comply with contractual requirements and/or guidelines in our client relationships; (9) our failure to comply with various government regulations, including federal and state securities laws, and the rules of the National Association of Securities Dealers; (10) our reliance on revenues from investment management contracts that are subject to annual renewal by the independent board of trustees overseeing the related funds according to their terms; (11) the loss of key employees that could lead to the loss of assets; (12) burdensome regulatory developments; (13) the impact of accounting pronouncements; (14) the effect of increased leverage on us as a result of our incurrence of additional indebtedness as a result of our share repurchase from St. Paul Travelers in 2005; (15) unforeseen developments in litigation involving the securities industry or the Company; (16) failure to complete the proposed merger could negatively impact the market price of our common stock and (17) uncertainties associated with the merger may cause us to lose key personnel. Finally, our proposed merger is subject to various conditions, including the receipt of the requisite stockholder approval from our stockholders, antitrust approvals and other conditions to closing customary for transactions of this type. No assurances can be given that the proposed transaction will be consummated or, if not consummated that we will enter into a comparable or superior transaction with another party.

Part I. FINANCIAL INFORMATION
Item 3. Quantitative and Qualitative Disclosures About Market Risk
June 30, 2007
Market Risk
The following information, and information included elsewhere in this report, describes the key aspects of certain financial instruments that have market risk.
Interest Rate Sensitivity
As of June 30, 2007, we had $50 million outstanding under our senior revolving credit facility. The rate of interest payable under the agreement is, at the Company’s option, a function of either one of various floating rate indices or the Federal Funds rate. We estimate that a 100 basis point increase (1 percentage point) in interest rates from the level at June 30, 2007, would result in a $0.5 million increase in annual interest expense; however, it would have no impact on the fair value of the debt at June 30, 2007. In addition to the $50 million of debt outstanding under our revolving credit facility at June 30, 2007, we also had $550 million of senior unsecured notes, including $250 million of 5-year notes and $300 million of 10-year notes. The 5-year notes bear interest at an annual fixed rate of 5.0% payable semi-annually, beginning March 15, 2006. The 10-year senior notes bear interest at an annual fixed rate of 5.5% payable semi-annually, also beginning March 15, 2006. A change in interest rates would have had no impact on interest incurred on our fixed rate debt or cash flow, but would have had an impact on the fair value of the debt. We estimate that a 100 basis point increase in interest rates from the levels at June 30, 2007, would have resulted in a net decrease in the fair value of our debt of approximately $23.5 million at June 30, 2007.
Our investments consist primarily of Company-sponsored managed investment funds that invest in a variety of asset classes. Additionally, the Company periodically invests in new advisory accounts to establish a performance history prior to a potential product launch. Company-sponsored funds and accounts are carried on our consolidated financial statements at fair market value and are subject to the investment performance of the underlying sponsored fund or account. Any unrealized gain or loss is recognized upon the sale of the investment. The carrying value of the Company’s investments in fixed-income funds or accounts, which expose us to interest rate risk, was approximately $90 million and $49 million at June 30, 2007 and 2006, respectively. We estimate that a 100 basis point increase in interest rates from the levels at June 30, 2007, would result in a net decrease of approximately $2.2 million in the fair value of the fixed income investments at June 30, 2007. We estimate that a 100 basis point increase in interest rates from the levels at June 30, 2006, would have resulted in a net decrease of approximately $1.7 million in the fair value of the fixed-income investments at June 30, 2006.
Also included in investments at June 30, 2007 are certain swap agreements and futures contracts that are sensitive to changes in interest rates. The futures contracts and swap agreements are being used to mitigate overall market risk related to our investments in recently created product portfolios that are not yet marketed. The fair value of these instruments totaled approximately $0.1 million at June 30, 2007 and 2006, respectively. We estimate that a 100 basis point increase in interest rates from the levels at June 30, 2007, would have resulted in a net increase in the fair market value of the open derivatives of $1.7 million. We estimate that a 100 basis point increase in interest rates from the levels at June 30, 2006, would have resulted in a net increase in the fair market value of the open derivatives of $1.6 million. See Note 6 “Derivative Financial Instruments” to our Consolidated Financial Statements for more information.

Equity Market Sensitivity
As discussed above in the interest rate sensitivity section, we invest in certain Company-sponsored managed investment funds and accounts that invest in a variety of asset classes. The carrying value of the Company’s investments in funds and accounts subject to equity price risk is approximately $67 million and $49 million, at June 30, 2007 and 2006, respectively. As of June 30, 2007 we estimate that a 10% adverse change in equity prices would result in a decrease of approximately $7 million in the fair value of equity assets. As of June 30, 2006, we estimate that a 10% adverse change in equity prices would have resulted in decreases of approximately $5 million, in the fair value of our equity securities. The model to determine sensitivity assumes a corresponding shift in all equity prices.
Item 4. Controls and Procedures
Effective as of June 30, 2007, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chairman and Chief Executive Officer, President, and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, the Company’s Chairman and Chief Executive Officer, President, and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective and no changes are required at this time. In connection with management’s evaluation, pursuant to the Exchange Act Rule 13a-15(d), no changes during the quarter ended June 30, 2007 were identified that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
As disclosed on a Form 8-K filed on June 20, 2007, Nuveen Investments, Inc. entered into a merger agreement on June 19, 2007 for the acquisition of Nuveen Investments, Inc. by a corporation formed by a group of investors led by Madison Dearborn Partners, which merger will be presented to the shareholders of Nuveen Investments, Inc. for the their approval at a shareholders’ meeting expected to be held in the third quarter of 2007. The proposed merger is subject to various conditions, including the receipt of the requisite approval from our stockholders and other conditions to closing customary for transactions of this type. No assurances can be given that the proposed transaction will be consummated or, if not consummated, that we will enter into a comparable or superior transaction with another party.
On June 20, 2007, a putative class action suit was filed in the Circuit Court of Cook County, Illinois, Chancery Division, by an alleged stockholder of Nuveen Investments, naming Nuveen Investments, members of the board of directors and Madison Dearborn Capital Partners as defendants in the complaint. The case is captioned Robert Summerfield v. Nuveen Investments, Inc., et al., Case No. 07CH 16315. This is a stockholder class action suit for alleged breaches of fiduciary duty or other violations of applicable law arising out of the pending merger. The petition alleges that the defendants have breached their fiduciary duties of loyalty, due care, independence, good faith and fair dealing, or have aided and abetted such breaches. The plaintiff asks the court to declare the suit a proper class action suit and to certify the plaintiff as class representative and plaintiff’s counsel as class counsel. The plaintiff seeks, among other things, to enjoin the proposed merger, to have the Circuit Court declare that the directors of Nuveen Investments have breached their fiduciary duties and to have attorney’s fees awarded to plaintiff’s counsel.
On June 21, 2007, June 26, 2007 and June 27, 2007, similar putative class action suits were filed in the same court by alleged stockholders of Nuveen Investments. The cases are captioned Samuel K. Rosen v. Nuveen Investments, Inc., et. al., Case No. 07CH 16443, Levy Investments v. Nuveen Investments, Inc., et al., Case No. 07CH 16832 and John Sudderth v. Nuveen Investments, Inc., et al., Case No. 07CH 16939, and name as defendants Nuveen Investments, members of our board of directors and, in the case of Levy Investments, Madison Dearborn Capital Partners. On July 31, 2007, the four cases were ordered consolidated before Judge Philip Bronstein. On June 28, 2007, a similar putative class action suit was filed in the Court of Chancery of the State of Delaware in and for New Castle County. The case is captioned Brockton Contributory Retirement Sys. v. Nuveen Investments, Inc., Case No. 3060, and names as defendants Nuveen Investments, members of our board of directors, Madison Dearborn Capital Partners, and related parties. The complaints similarly allege that by entering into the proposed transaction, the defendants breached their fiduciary duties of loyalty, due care, independence, good faith and fair dealing. All of the plaintiffs ask the court to declare the suit a proper class action suit and to certify the respective plaintiffs as class representative. Among other things, all complaints seek to enjoin the proposed merger. Additionally, two of the cases, Sudderth and Brockton Contributory Retirement System, seek imposition of a constructive trust, in favor of the class, upon any benefits improperly received by defendants as a result of the alleged misconduct.
We believe that the complaints are entirely without merit and intend to defend vigorously against these actions.
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
Item 1A. Risk Factors
Other than the two additional risk factores set forth below related to our proposed merger, there have been no material changes from the risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
     Failure to complete the merger could negatively impact the market price of our common stock.
     If the merger is not completed for any reason, we will be subject to a number of material risks, including the following:
•	the market price of our common stock may decline substantially to the extent that the current market price of our common stock reflects a market assumption that the merger will be completed;

•	costs relating to the merger agreement, such as legal, accounting and financial advisory fees, and in specified circumstances, termination and expense reimbursement fees, must be paid by us even if the merger is not completed and our ability to recover from the purchaser and certain guarantors of the purchaser will be limited and subject to certain conditions; and

•	the diversion of our management’s attention from the day-to-day business of Nuveen Investments and the potential disruption to our employees and our relationships with customers, clients, investment teams and distributors during the period before the completion of the merger may make it difficult for us to achieve our strategic plan if the merger does not occur.
     If the merger is not approved by our stockholders at the special meeting, Nuveen Investments and the purchaser will not be permitted under Delaware law to complete the merger and we and the purchaser will each have the right to terminate the merger agreement. Upon such termination and under specified circumstances, we may be required to reimburse the purchaser for certain of its expenses up to a maximum of $20 million and to pay to the purchaser a termination fee of $200 million (less the amount of reimbursed expenses). See the Agreement and Plan of Merger dated June 19, 2007, which is incorporated by reference to the Company’s Form 8-K filed June 20, 2007.
     Further, if the merger is terminated and our board of directors seeks another merger or business combination, stockholders cannot be certain that we will be able to find a party willing to pay an equivalent or better price than the price to be paid in the merger.
     Uncertainties associated with the merger may cause us to lose key personnel.
     Our current and prospective employees may be uncertain about their future roles and relationships with us following the completion of the merger. This uncertainty may adversely affect our ability to attract and retain key management and employees during the period prior to completion of the merger.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total	(d) Maximum
			Number	Number
			of Shares	of Shares
			Purchased	that May
	(a) Total		as Part of	Yet Be
	Number	(b) Average	a Publicly	Purchased
	of Shares	Price Paid	Announced	Under the
Period	Purchased	per Share	Program	Program

Share purchases prior to April 1, 2007 under current repurchase program:	1,502,001	$49.49	1,502,001	5,922,183

April 1, 2007 — April 30, 2007	8,216	49.15	8,216	5,913,967
May 1, 2007 — May 31, 2007	155,000	52.96	155,000	5,758,967
June 1, 2007 — June 30, 2007	—	—	—	5,758,967

Total	1,665,217	$50.30	1,665,217	5,758,967

A new share repurchase program was publicly announced and approved on August 9, 2006. This program replenished the existing share repurchase program by authorizing the repurchase of up to 7 million shares of common stock. As a result of the replenishment and the remaining 424,184 shares from the previous authorization, the Company was authorized to repurchase up to 7.4 million shares of common stock. As of June 30, 2007, the remaining authorization covered approximately 5.8 million shares. There is not a pre-determined expiration date for this plan. However, under the Merger Agreement the Company is not permitted to repurchase shares of its common stock without consent so share repurchases under the program have been suspended.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
At the Annual Meeting of Shareholders held on May 9, 2007, two persons were elected to serve as Class I directors of the Company, each to hold office with a term expiring at the Company’s 2010 Annual Meeting and until his or her successor shall have been elected or qualified: John P. Amboian and Willard L. Boyd.
The vote of holders of the following number of shares of Class A Common Stock were represented at the meeting:

Director	For	Withheld	Broker Non-Vote
John P. Amboian	58,928,855	611,294	0
Willard L. Boyd	58,907,588	632,561	0
The terms of office of the following directors continued after the meeting: Messrs. Kullberg and Palmore (whose terms expire at the 2008 Annual Meeting) and Ms. Duckworth and Mr. Schwertfeger (whose terms expire at the 2009 Annual Meeting).
The proposal to ratify the selection of KPMG LLP as independent auditors for the Company was approved by a vote of 58,792,011 shares in favor, 727,948 shares opposed and 20,190 shares abstaining.

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

2.1	Agreement and Plan of Merger dated as of June 19, 2007, among Windy City Investments, Inc., Windy City Acquisition Corp. and Nuveen Investments, Inc., incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on June 20, 2007.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	filed herewith

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUVEEN INVESTMENTS, INC. (Registrant)
Date: August 8, 2007	By	/s/ Glenn R. Richter
Glenn R. Richter
Executive Vice President and Chief Administrative Officer Principal Financial Officer

Date: August 8, 2007	By	/s/ Sherri A. Hlavacek
Sherri A. Hlavacek
Vice President and Corporate Controller Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated as of June 19, 2007, among Windy City Investments, Inc., Windy City Acquisition Corp. and Nuveen Investments, Inc., incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on June 20, 2007.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	filed herewith

E-1