Form 10-Q
period 2007-09-30
NUVEEN INVESTMENTS INC
filed 2007-10-19
CIK 885708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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
     Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
     At October 12 2007, there were 80,341,481 shares of the Company’s Class A Common Stock, $0.01 par value outstanding.

NUVEEN INVESTMENTS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NUVEEN INVESTMENTS, INC.
Consolidated Balance Sheets
Unaudited
(in thousands, except share data)

	September 30,	December 31,
	2007	2006

ASSETS
Cash and cash equivalents	$189,151	$223,168
Management and distribution fees receivable	95,210	87,239
Other receivables	62,943	23,481
Furniture, equipment, and leasehold improvements, at cost less accumulated depreciation and amortization of $73,869 and $67,973, respectively	40,280	33,454
Investments	162,197	129,099
Goodwill	670,048	634,290
Other intangible assets, at cost less accumulated amortization of $33,300 and $27,226, respectively	65,463	67,374
Current taxes receivable	6,385	4,007
Other assets	17,450	25,660

	$1,309,127	$1,227,772

LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-Term Obligations:
Notes payable	$—	$100,000
Accounts payable	15,826	13,885
Accrued compensation and other expenses	109,628	120,431
Other short-term liabilities	56,152	24,962

Total Short-Term Obligations	181,606	259,278

Long-Term Obligations:
Senior term notes	$545,122	$544,504
Deferred compensation	45,398	41,578
Deferred income tax liability, net	15,500	23,280
Other long-term liabilities	27,925	23,444

Total Long-Term Obligations	633,945	632,806

Total Liabilities	815,551	892,084

Minority interest	57,532	44,969

Common stockholders’ equity:
Class A Common stock, $0.01 par value; 160,000,000 shares authorized; 120,911,480 shares issued at September 30, 2007 and December 31, 2006	1,209	1,209
Additional paid-in capital	320,866	276,479
Retained earnings	1,180,963	1,091,136
Unamortized cost of restricted stock awards	(26,031)	(21,796)
Accumulated other comprehensive income/(loss)	(3,027)	(1,141)

	1,473,980	1,345,887
Less common stock held in treasury, at cost (40,569,999 and 42,096,405 shares, respectively)	(1,037,936)	(1,055,168)

Total common stockholders’ equity	436,044	290,719

	$1,309,127	$1,227,772

See accompanying notes to consolidated financial statements.

NUVEEN INVESTMENTS, INC.
Consolidated Statements of Income
Unaudited
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Operating revenues:
Investment advisory fees from assets under management	$203,154	$176,925	$590,851	$502,123
Product distribution	1,421	1,697	4,996	3,668
Performance fees / other revenue	9,658	3,284	19,480	8,437

Total operating revenues	214,233	181,906	615,327	514,228

Operating expenses:
Compensation and benefits	89,577	72,911	238,061	186,378
Advertising and promotional costs	4,605	3,728	12,254	9,073
Occupancy and equipment costs	6,793	6,032	20,172	17,938
Amortization of intangible assets	2,071	1,995	6,074	6,466
Travel and entertainment	3,026	2,290	7,887	7,076
Outside and professional services	10,346	7,411	26,739	22,098
Minority interest expense	1,867	1,398	6,245	4,485
Other operating expenses	10,218	9,324	36,324	24,165

Total operating expenses	128,503	105,089	353,756	277,679

Other income/(expense)	(8,968)	6,720	(5,600)	12,334

Net interest expense	(4,679)	(6,678)	(17,121)	(22,412)

Income before taxes	72,083	76,859	238,850	226,471

Income taxes	28,473	30,676	94,346	89,024

Net income	$43,610	$46,183	$144,504	$137,447

Average common and common equivalent shares outstanding:
Basic	78,841	77,669	78,374	77,833

Diluted	85,048	82,934	84,163	83,029

Earnings per common share:
Basic	$0.55	$0.59	$1.84	$1.77

Diluted	$0.51	$0.56	$1.72	$1.66

See accompanying notes to consolidated financial statements.

NUVEEN INVESTMENTS, INC.
Consolidated Statement of Changes in Common Stockholders’ Equity
Unaudited
(in thousands)

				Unamortized	Accumulated
	Class A	Additional		Cost of	Other
	Common	Paid-In	Retained	Restricted	Comprehensive	Treasury
	Stock	Capital	Earnings	Stock Awards	Income/(Loss)	Stock	Total
Balance at December 31, 2006	$1,209	$276,479	$1,091,136	$(21,796)	$(1,141)	$(1,055,168)	$290,719
Change in accounting principle (see Note 1)			(903)				(903)

Balance at December 31, 2006, as restated	1,209	276,479	1,090,233	(21,796)	(1,141)	(1,055,168)	289,816
Net income			144,504				144,504
Cash dividends paid			(57,252)				(57,252)
Purchase of treasury stock						(41,572)	(41,572)
Compensation expense on options		16,900					16,900
Exercise of stock options		(3,963)	1,361			47,749	45,147
Grant of restricted stock		11,438	2,117	(18,235)		12,841	8,161
Forfeit of restricted stock				1,936		(1,936)	—
Issuance of deferred stock		(2)				150	148
Amortization of restricted stock awards				12,064			12,064
Tax effect of options exercised and vested restricted stock		20,014					20,014
Other comprehensive income					(1,886)		(1,886)

Balance at September 30, 2007	$1,209	$320,866	$1,180,963	$(26,031)	$(3,027)	$(1,037,936)	$436,044

Nine Months
Ending 9/30/07
Comprehensive Income (in 000s):
Net income	$144,504
Other comprehensive income:
Unrealized gains/(losses) on marketable equity securities, net of tax	(1,143)
Reclassification adjustments for realized (gains)/losses	(119)
Amortization of terminated cash flow hedge, net of tax	(115)
Funded status of pension & OPEB plans, net of tax	(529)
Foreign currency translation adjustment	20

Subtotal: other comprehensive income	(1,886)

Comprehensive Income	$142,618

Nine Months
Ending 9/30/07
Change in Shares Outstanding (in 000s):
Shares outstanding at the beginning of the year	78,815
Shares issued under equity incentive plans	2,388
Shares acquired	(822)
Forfeit of restricted stock	(40)

Shares outstanding at September 30, 2007	80,341

See accompanying notes to consolidated financial statements.

NUVEEN INVESTMENTS, INC.
Consolidated Statements of Cash Flows
Unaudited
(in thousands)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net income	$144,504	$137,447
Adjustments to reconcile net income to net cash provided from operating activities:
Deferred income taxes	(6,605)	(121)
Depreciation of office property and equipment	7,312	7,024
Loss on sale of fixed assets	101	171
Amortization of intangible assets	6,074	6,466
Amortization of debt related costs, net	429	396
Compensation expense for equity plans	38,288	31,899
Net (increase) decrease in assets:
Management and distribution fees receivable	(7,971)	(6,430)
Other receivables	(849)	4,163
Other assets	8,302	(1,521)
Net increase (decrease) in liabilities:
Accrued compensation and other expenses	(9,929)	(10,412)
Deferred compensation	3,821	4,131
Accounts payable	1,940	(2,508)
Current taxes payable	(2,378)	8,965
Other liabilities	(5,491)	(7,065)
Other	(3,530)	(5,578)

Net cash provided from operating activities	174,018	167,027

Cash flows from financing activities:
Repayment of notes payable	(100,000)	(50,000)
Dividends paid	(57,252)	(54,247)
Proceeds from stock options exercised	45,148	47,942
Acquisition of treasury stock, net	(41,422)	(65,996)
Net deferred debt issuance related items	—	50
Tax effect of options and restricted stock	20,014	17,626

Net cash used for financing activities	(133,512)	(104,625)

Cash flows from investing activities:
HydePark acquisition, net of cash acquired	(9,706)	—
Purchase of office property and equipment	(14,251)	(6,444)
Proceeds from sales of investment securities	21,935	46,373
Purchases of investment securities	(46,883)	(16,860)
Repurchase of NWQ minority members’ interests	(22,500)	(22,642)
Net change in consolidated mutual funds	(2,942)	2,164
Other	(196)	(91)

Net cash provided by/(used for) investing activities	(74,543)	2,500

Effect of exchange rates on cash and cash equivalents	20	6

Increase/(decrease) in cash and cash equivalents	(34,017)	64,908

Cash and cash equivalents:
Beginning of year	223,168	128,933

End of period	$189,151	$193,841

Supplemental Information:
Taxes paid	$83,315	$64,741
Interest paid	$33,299	$35,449
See accompanying notes to consolidated financial statements.

NUVEEN INVESTMENTS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
September 30, 2007
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
On June 20, 2007, the Company announced that it has entered into an agreement (the “Merger Agreement”) to be acquired by private equity investors led by Madison Dearborn Capital Partners. Pursuant to the Merger Agreement and subject to the terms and conditions therein, each outstanding share of the Company’s common stock (other than dissenting shares) will be converted into the right to receive $65.00 in cash. On September 18, 2007, the Company’s stockholders voted at a special meeting and approved the proposed acquisition. Shareholder approval satisfies one condition to the completion of the transaction, which remains subject to satisfaction of other closing conditions. The Company currently expects the transaction to be completed by the end of the year.
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
On July 13, 2006, the FASB issued its Interpretation No. 48, “Accounting for Uncertainties in Income Taxes — an Interpretation of FASB Statement 109” (“FIN 48”), which provides guidance on the measurement, recognition, and disclosure of tax positions taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, and disclosure. FIN 48 prescribes that a tax position should only be recognized if it is more likely than not that the position will be sustained upon examination by the appropriate taxing authority. A tax position that meets this threshold is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The cumulative effect of applying the provisions of FIN 48 is to be reported as an adjustment to the beginning balance of retained earnings in the period of adoption. Adoption of FIN 48 as of January 1, 2007 did not impact Nuveen Investments’ consolidated financial position or results of operations. The Company does not have any unrecognized tax benefits as of the date of adoption of FIN 48, nor as of September 30, 2007. In addition, the Company does not anticipate significant adjustments to the total amount of unrecognized tax benefits within the next twelve months. Nuveen Investments classifies any tax penalties as “other operating expenses,” and any interest as “interest expense.” As of September 30, 2007, tax years that remain open and subject to audit for both federal and state are the 2004-2006 years.
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
Note 2 Earnings Per Common Share
The following table sets forth a reconciliation of net income and the weighted average common shares used in the basic and diluted earnings per share computations for the three-month and nine-month periods ended September 30, 2007 and 2006.

In thousands,	For the three months ended
except per share data	September 30, 2007			September 30, 2006
	Net
	income	Shares	Per-share amount	Net income	Shares	Per-share amount

Basic EPS	$43,610	78,841	$0.55	$46,183	77,669	$0.59
Dilutive effect of:
Restricted stock	—	1,052		—	630
Employee stock options	—	5,155		—	4,635

Diluted EPS	$43,610	85,048	$0.51	$46,183	82,934	$0.56

In thousands,	For the nine months ended
except per share data	September 30, 2007			September 30, 2006
	Net
	income	Shares	Per-share amount	Net income	Shares	Per-share amount

Basic EPS	$144,504	78,374	$1.84	$137,447	77,833	$1.77
Dilutive effect of:
Restricted stock	—	998		—	553
Employee stock options	—	4,791		—	4,643

Diluted EPS	$144,504	84,163	$1.72	$137,447	83,029	$1.66

Options to purchase 12,659 and 120,138 shares of the Company’s common stock were outstanding as of September 30, 2007 and 2006, respectively, but were not included in the computation of diluted earnings per share for the nine months ended September 30, 2007 and 2006 because their inclusion would have been antidilutive since the options’ weighted average exercise price of $53.87 and $46.57 per share, respectively, was greater than the average market price of the Company’s common shares during the applicable period.

Note 3 Net Capital Requirement
Nuveen Investments, LLC, the Company’s wholly-owned broker/dealer subsidiary, is subject to SEC Rule 15c3-1, the “Uniform Net Capital Rule,” which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, as these terms are defined in the Rule, shall not exceed 15 to 1. At September 30, 2007, Nuveen Investments, LLC’s net capital ratio was 3.64 to 1 and its net capital was approximately $13.9 million, which was $10.5 million in excess of the required net capital of $3.4 million.
Note 4 Goodwill and Intangible Assets
The following table presents a reconciliation of activity in the balance of goodwill from December 31, 2006 to September 30, 2007 presented on our consolidated balance sheets (in thousands):

Balance at December 31, 2006	$634,290
Repurchase of NWQ minority interests	22,500
Santa Barbara acquisition costs	(5)
HydePark acquisition	13,263

Balance at September 30, 2007	$670,048

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
On April 30, 2007, the Company acquired HydePark Investment Strategies (“HydePark”), which specializes in enhanced equity index strategies. As of September 30, 2007, the Company has made a preliminary allocation of the total purchase price to the net book value of assets acquired, estimated identifiable intangible assets, and goodwill. Of the total $18.0 million purchase price, approximately $0.6 million has been allocated to the net book value of assets acquired. The net book value of assets acquired consists primarily of fee receivables and payables. The Company has preliminarily estimated approximately $4.2 million of the purchase price in excess of the net book value of assets acquired is assignable to intangible assets, all of which relates to existing contractual customer relationships (preliminarily estimated 10-year useful life). The Company believes that there were no unamortizable intangible assets acquired in the HydePark acquisition. Generally accepted accounting principles allow for purchase price adjustments for one year from the time of an acquisition. The Company does not expect any material modifications to its initial estimates.
SFAS No. 142, “Goodwill and Other Intangible Assets,” requires an annual goodwill impairment test. The results of our last annual test indicated that, as of May 31, 2007, there was no indication of potential impairment of goodwill.

The following table presents gross carrying amounts and accumulated amortization amounts for the remaining unamortized intangible assets presented on our consolidated balance sheets at September 30, 2007 and December 31, 2006 (in thousands):

	At September 30, 2007		At December 31, 2006
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
Amortizable Intangible Assets	Amount	Amortization	Amount	Amortization
Symphony customer relationships	$43,800	$13,780	$43,800	$12,113
NWQ customer relationships	22,900	13,146	22,900	11,238
Santa Barbara-
Customer relationships	26,200	5,822	26,200	3,639
Trademark / tradename	1,700	378	1,700	236
HydePark (estimate)	4,163	174	—	—

Total	$98,763	$33,300	$94,600	$27,226

The projected amortization for the next five years is approximately $2.1 million for the remaining three months of 2007, and annual amortization of $8.3 million for each of 2008, 2009, 2010, and $7.2 million for 2011.
Note 5 Debt
At September 30, 2007 and December 31, 2006, debt on the accompanying consolidated balance sheets was comprised of the following (in thousands):

	September 30, 2007	December 31, 2006
Short-Term Obligations:
Notes payable	$—	$100,000

Long-Term Obligations:
Senior Term Notes:
Senior term notes — 5 Year	$250,000	$250,000
Net unamortized discount — 5 year notes	(429)	(528)
Senior term notes — 10 Year	300,000	300,000
Net unamortized discount — 10 year notes	(1,262)	(1,354)
Net unamortized debt issuance costs	(3,187)	(3,614)

subtotal	$545,122	$544,504

Total	$545,122	$644,504

Senior Term Notes
On September 12, 2005, Nuveen Investments issued $550 million of senior unsecured notes, comprised of $250 million of 5-year senior term notes and $300 million of 10-year senior term notes. The Company received approximately $544 million in net proceeds after discounts and other debt issuance costs. The 5-year senior term notes bear interest at an annual fixed rate of 5.0% payable semi-annually beginning March 15, 2006. The 10-year senior term notes bear interest at an annual fixed rate of 5.5% payable semi-annually also beginning March 15, 2006. The net proceeds from the notes were used to repay a portion of the outstanding debt under the Company’s then outstanding $750 million bridge credit agreement. The costs related to the issuance of the senior term notes were capitalized and are being amortized to expense over their term. At September 30, 2007, the fair value of the 5-year and 10-year senior term notes was approximately $231.9 million and $263.0 million, respectively.

Senior Revolving Credit Facility
In addition to the senior term notes, the Company has a $400 million senior revolving credit facility that expires on September 15, 2010. As of December 31, 2006, the Company had $100 million outstanding under this facility. During the nine months ended September 30, 2007, the Company repaid the $100 million outstanding under this facility. The rate of interest payable under the agreement was, at the Company’s option, a function of either one of various floating rate indices or the Federal Funds rate. For the nine months ended September 30, 2007, the weighted average interest rate was 5.76%. The agreement requires the Company to pay a facility fee at an annual rate of a range of 0.08% to 0.15% that is dependent on our debt rating. Proceeds from borrowings under this facility may be used for fulfilling day-to-day cash requirements and general corporate purposes, including acquisitions, share repurchases and asset purchases.
Other
The Company’s broker-dealer subsidiary may utilize available, uncommitted lines of credit with no annual facility fees, which approximate $50 million, to satisfy unanticipated, short-term liquidity needs. As of September 30, 2007 and December 31, 2006, no borrowings were outstanding on these uncommitted lines of credit.
Note 6 Derivative Financial Instruments
In anticipation of the issuance of the senior term notes in 2005 (refer to Note 5, “Debt”), the Company entered into a series of treasury rate lock transactions. These treasury rate locks were accounted for as cash-flow hedges, as they hedged against the variability in future projected interest payments on the forecasted issuance of fixed rate debt attributable to changes in interest rates. The prevailing treasury rates had increased by the time of the issuance of the senior term notes and the locks were settled for a net payment to the Company of approximately $1.6 million. The Company has recorded this gain in “Accumulated Other Comprehensive Income/(Loss)” on the accompanying consolidated balance sheets as of September 30, 2007 and December 31, 2006, as the treasury rate locks were considered highly effective for accounting purposes in mitigating the interest rate risk on the forecasted debt issuance. The $1.6 million is being reclassified into current earnings commensurate with the recognition of interest expense on the 5-year and 10-year term debt. At September 30, 2007, the unamortized gain on the treasury rate lock transactions that the Company had entered into related to it senior term notes was approximately $1.1 million. For the remaining three months of 2007, the Company expects to reclassify approximately $0.1 million of the gain on the treasury rate lock transactions as an offset to interest expense.
Also included in the accompanying consolidated balance sheets as of September 30, 2007 and December 31, 2006 are certain swap agreements and futures contracts that have not been designated as hedging instruments. The swap agreements and futures contracts are being used to mitigate overall market risk of certain recently created product portfolios that are not yet being marketed. At September 30, 2007, the net fair value of these open non-hedging derivatives was a net liability of approximately $257,000 and is reflected as a liability in “Other Short-Term Liabilities” on the accompanying consolidated balance sheet as of September 30, 2007. At December 31, 2006, the net fair value of these open non-hedging derivatives was approximately $0.3 million and is reflected as approximately $259,000 in “Other Assets” and $601,000 in “Other Short-Term Liabilities” on the accompanying consolidated balance sheet as of December 31, 2006. For the nine months ended September 30, 2007 and 2006, the net fair value adjustment resulted in a net gain of approximately $0.1 million and a net loss of approximately $0.6 million, respectively, of which approximately $0.4 million of a loss was realized during the nine months ended September 30, 2007 and $0.2 million of a gain was realized during the nine months ended September 30, 2006, with the remainder in unrealized gains/losses, both reflected in “Other Income/(Expense)” in the accompanying consolidated statements of income for the nine months ended September 30, 2007 and 2006, respectively.

Note 7 Retirement Plans
The following table presents the components of the net periodic retirement plans’ benefit costs for the three and nine months ended September 30, 2007 and 2006, respectively:

	Three Months		Three Months
	Ended September 30, 2007		Ended September 30, 2006
	Total	Post-	Total	Post-
	Pension	Retirement	Pension	Retirement

Service Cost	$374,633	$141,441	$436,250	$60,000

Interest Cost	543,652	213,645	522,250	135,250

Expected Return on Assets	(567,176)	—	(561,750)	—

Amortization of:
Unrecognized Prior Service Cost	(651)	(66,307)	—	(66,250)
Unrecognized (Gain)/Loss	45,289	82,765	106,250	22,000

Total	$395,747	$371,544	$503,000	$151,000

	Nine Months		Nine Months
	Ended September 30, 2007		Ended September 30, 2006
	Total	Post-	Total	Post-
	Pension	Retirement	Pension	Retirement

Service Cost	$1,317,895	$300,205	$1,308,750	$180,000

Interest Cost	1,684,998	496,379	1,566,750	405,750

Expected Return on Assets	(1,713,812)	—	(1,685,250)	—

Amortization of:
Unrecognized Prior Service Cost	(1,955)	(198,923)	—	(198,750)
Unrecognized (Gain)/Loss	183,089	123,235	318,750	66,000

Total	$1,470,215	$720,896	$1,509,000	$453,000

During 2007, the Company expects to contribute approximately $0.1 million to its excess pension plan. The Company does not expect to make any contributions to its qualified pension plan. In addition, the Company expects to contribute $0.6 million during 2007, net of expected Medicare Part D reimbursements, for benefit payments to its post-retirement benefit plan. For the first nine months of 2007, the Company has paid out approximately $0.5 million in post-retirement benefits.

Note 8 Structuring Fees
The Company incurs an upfront structuring fee imposed by the Company’s distribution partners for certain new closed-end funds. During the nine months ended September 30, 2007, the Company has incurred total structuring fees of approximately $8.8 million. The Company plans to participate very actively in the market for new closed-end funds. As a result of this participation, the Company expects to experience some earnings volatility as it will continue to incur upfront structuring fees on new closed-end funds.
Note 9 Trailer Fees
During the third quarter of 2007, the Company paid $6.2 million to Merrill Lynch, Pierce, Fenner & Smith to terminate a compensation agreement in respect of certain of the Company’s previously offered closed-end funds under which the Company was obligated to make payments over time based on the assets of the respective closed-end funds. This one-time termination payment is included in other non-operating income/(expense).
Note 10 Investments in Collateralized Loan and Debt Obligations
The Company invests in two collateralized debt obligation entities for which it acts as a collateral manager, Symphony CLO I, Ltd. (“CLO”) and the Symphony Credit Opportunities Fund Ltd. (“CDO”), pursuant to collateral management agreements between the Company and each of the CLO and the CDO entities. At September 30, 2007, combined assets under management in the collateral pools of the CLO and CDO were approximately $900 million. The Company had combined minority equity investments of $12.3 million in the CLO and CDO as of September 30, 2007.
The Company accounts for its investments in the CLO and CDO under EITF 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.” The excess of future cash flows over the initial investment at the date of purchase is recognized as interest income over the life of the investment using the effective yield method. The Company reviews cash flow estimates throughout the life of the CLO and CDO investment pool to determine whether an impairment of its equity investments should be recognized. Cash flow estimates are based on the underlying pool of collateral securities and take into account the overall credit quality of the issuers in the collateral securities, the forecasted default rate of the collateral securities and the Company’s past experience in managing similar securities. If an updated estimate of future cash flows (taking into account both timing and amounts) is less than the revised estimate, an impairment loss is recognized based on the excess of the carrying amount of the investment over its fair value. As of September 30, 2007, the Company has determined that no impairment of its equity investments exists. The Company has recorded its equity interest in the CLO and CDO in Investments on its consolidated balance sheets at fair value. Fair value is determined using current information, notably market yields and projected cash flows based on forecasted default and recovery rates that a market participant would use in determining the current fair value of the equity interest. Market yields, default rates and recovery rates used in the Company’s estimate of fair value vary based on the nature of the investments in the underlying collateral pools. In the periods of rising credit default rates and lower debt recovery rates, the fair value, and therefore the carrying value, of the Company’s investments in the CLO and CDO may be adversely affected. The Company’s risk of loss in the CLO and CDO is limited to the $12.3 million invested in these entities.

Note 11 Gain Contingency
During 2006, the Company sold its minority investment in Institutional Capital Corporation (“ICAP”), an institutional money manager which was acquired by New York Life Investment Management. Under the terms of the sale agreement, if certain indemnification obligations are satisfied, the Company may potentially receive up to an additional $6 million in the fourth quarter of 2007, upon the release of funds from an escrow established to cover any breaches of representations and warranties.

Part I. FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
September 30, 2007
Description of the Business
Our principal businesses are asset management and related research, as well as the development, marketing and distribution of investment products and services for the affluent, high-net-worth and institutional market segments. We distribute our investment products and services, which include separately managed retail and institutional accounts, closed-end exchange-traded funds (“closed-end funds”), and open-end mutual funds (“open-end funds” or “mutual funds”), to high-net-worth and institutional investors through unaffiliated intermediary firms including broker-dealers, commercial banks, affiliates of insurance providers, financial planners, accountants, consultants and investment advisors.
The Company and its subsidiaries offer high-quality investment capabilities through seven branded investment teams: NWQ, specializing in value-style equities; Nuveen, managing fixed-income investments; Santa Barbara, committed to growth equities; Tradewinds, specializing in global equities; Rittenhouse, dedicated to “blue-chip” growth equities, Symphony, with expertise in alternative investments as well as equity and income products; and Nuveen HydePark, focusing on enhanced equity investment management.
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

Recent Events
As previously announced, on June 19, 2007, the Company entered into an agreement (the “merger agreement”) to be acquired by private equity investors led by Madison Dearborn Partners, LLC (“MDP”). Pursuant to this agreement and subject to the terms and conditions therein, each outstanding share of the Company’s common stock (other than dissenting shares) will be converted into the right to receive $65.00 in cash. On September 18, 2007, the Company announced that its stockholders voted at a special meeting to approve the proposed acquisition. Stockholder approval satisfied one condition to the completion of the transaction. On October 12, 2007, shareholders of 119 of the 171 open-end and closed-end funds managed by the Company approved new investment management and sub-advisory agreements to take effect upon the closing of the pending transaction. As a result, the Company anticipates that another condition to the closing of this transaction will be satisfied later in October. This condition in effect requires that fund shareholder approvals and client consents be obtained so that the Company’s revenue run-rate, as defined in the merger agreement for the proposed transaction, will be at least 80% of its revenue run-rate prior to signing of the merger agreement. The transaction remains subject to satisfaction of other closing conditions. The Company continues to expect the transaction to close by the end of the fourth quarter, however no assurances can be given that the proposed transaction will be consummated.
On April 30, 2007, the Company acquired HydePark Investment Strategies, which then had approximately $350 million in assets under management.
Summary of Operating Results
The table presented below highlights the results of our operations for the three-month and nine-month periods ended September 30, 2007 and 2006:
Financial Results Summary
Company Operating Statistics
($ in millions, except per share amounts)

	Three months ended September 30,			Nine months ended September 30,
	2007	2006	% change	2007	2006	% change
Gross sales of investment products	$5,135	$6,694	(23)%	$21,097	$25,990	(19)%
Net flows of investment products	(1,411)	2,402	(159)	3,528	13,378	(74)
Assets under management (1)(2)	170,394	154,167	11	170,394	154,167	11
Operating revenues	214.2	181.9	18	615.3	514.2	20
Operating expenses	128.5	105.1	22	353.8	277.7	27
Net interest expense	4.7	6.7	(30)	17.1	22.4	(24)
Income taxes	28.5	30.7	(7)	94.3	89.0	6
Net income	43.6	46.2	(6)	144.5	137.4	5
Basic earnings per share	0.55	0.59	(7)	1.84	1.77	4
Diluted earnings per share	0.51	0.56	(9)	1.72	1.66	4
Dividends per share	0.24	0.24	—	0.72	0.69	4

(1)	At period end.

(2)	Excludes defined portfolio assets under surveillance.

Results of Operations
The following discussion and analysis contains important information that should be helpful in evaluating our results of operations and financial condition, and should be read in conjunction with the consolidated financial statements and related notes.
Gross sales of investment products (which include new managed accounts, deposits into existing managed accounts and the sale of open-end and closed-end fund shares) for the three-month and nine-month periods ended September 30, 2007 and 2006 are shown below:

Gross Investment Product Sales
(in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Closed-End Funds	$47	$369	$1,476	$595
Mutual Funds	1,212	1,374	4,752	4,226
Retail Managed Accounts	1,764	2,501	6,783	14,605
Institutional Managed Accounts	2,112	2,450	8,086	6,564

Total	$5,135	$6,694	$21,097	$25,990

Third quarter gross sales were down 23% versus sales in the third quarter of the prior year, driven mainly by unfavorable market conditions during the quarter. Retail managed account sales were $1.8 billion, down 29% versus sales in the third quarter of the prior year. The largest driver of the decline was a 44% decline in Tradewinds value-style international account sales and a 42% decline in NWQ value-style managed account sales. Mutual fund gross sales were down 12%, driven by an 11% decline in municipal and a 17% decline in equity fund sales. No new closed-end funds were issued during the third quarter of the current year. During the third quarter of the prior year we had one closed-end fund offering through which we raised $0.4 billion.
Year-to-date gross sales of $21.1 billion were down 19% versus sales in the prior year. Retail managed account sales were $6.8 billion, down 54% versus sales in the prior year. The largest driver of the decline was a $6.2 billion decline in Tradewinds international value account sales. This decline is due to an acceleration of sales in the prior year behind the soft closing (to new investors) of our Tradewinds international strategy in retail managed accounts. Mutual fund gross sales were up 12%, driven by a 16% increase in municipal and a 3% increase in equity fund sales. We had three new closed-end fund offerings during the first nine months of 2007 raising nearly $1.5 billion. We raised $0.6 billion during the same period in the prior year through the issuance of two new closed-end fund offerings.

Net flows of investment products for the three-month and nine-month periods ended September 30, 2007 and 2006 are shown below:

Net Flows
(in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Closed-End Funds	$37	$380	$1,501	$602
Mutual Funds	(3)	886	1,633	2,607
Retail Managed Accounts	(1,782)	(454)	(3,582)	5,837
Institutional Managed Accounts	337	1,590	3,976	4,332

Total	$(1,411)	$2,402	$3,528	$13,378

The challenging market environment in July and August drove increased redemptions and dampened flows in mutual funds, retail managed accounts and institutional accounts. In addition, Tradewinds’ prior performance relative to benchmark negatively impacted flows for the quarter. Net outflows for the quarter were $1.4 billion, primarily driven by $1.8 billion in retail managed account outflows. Institutional net flows were $0.4 billion in the quarter while mutual fund flows were flat.
Net flows declined $9.9 billion year-to-date versus flows in the prior year. Year-to-date retail managed account flows were down $9.4 billion due to the acceleration of flows in 2006 due to the announced closing (to new investors) of our Tradewinds international growth strategy in retail managed accounts. Institutional managed account flows decreased $0.4 billion year-to-date when compared to the prior year. The main driver of this decline was a decline in Tradewinds’ value-style international managed account flows.
The following table summarizes net assets under management:

Net Assets Under Management (1)
(in millions)

	September 30,	December 31,	September 30,
	2007	2006	2006
Closed-End Funds	$53,234	$52,958	$52,791
Mutual Funds	19,967	18,532	17,407
Retail Managed Accounts	58,119	58,556	55,634
Institutional Managed Accounts	39,074	31,563	28,335

Total	$170,394	$161,609	$154,167

(1)	Excludes defined portfolio product assets under surveillance.
Assets under management ended the quarter at just over $170 billion, an increase of 11% versus assets under management at the end of the third quarter of 2006 and an increase of 5% versus assets under management at the end of the prior year. At September 30, 2007, 52% of our assets were in equity portfolios, 38% in municipal portfolios and 10% in taxable income portfolios.

The following table presents the component changes in our assets under management for the three-month and nine-month periods ended September 30, 2007 and 2006:

Change in Net Assets Under Management
(in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Gross Sales	$5,135	$6,694	$21,097	$25,990
Reinvested Dividends	109	102	319	251
Redemptions	(6,655)	(4,394)	(17,888)	(12,863)

Net Flows	(1,411)	2,402	3,528	13,378
Acquisition	—	—	363	—
Appreciation/(Depreciation)	203	2,771	4,894	4,672

Increase/Decrease in Assets	$(1,208)	$5,173	$8,785	$18,050

Assets were down $1.2 billion during the third quarter as a result of net outflows for the period. Market movement during the quarter was comprised of equity market appreciation of $0.3 billion, municipal market appreciation of $0.3 billion and taxable fixed-income market depreciation of $0.4 billion.
Assets were up $8.8 billion during the nine months ended September 30, 2007 due to net flows of $3.5 billion and market appreciation of $4.9 billion. Equity assets were up $6.0 billion as a result of market appreciation and the acquisition of HydePark ($0.4 billion), while municipal assets and taxable fixed-income oriented assets were down $0.8 billion and $0.3 billion, respectively, as a result of market depreciation.
Investment advisory fee income, net of sub-advisory fees and expense reimbursements, is shown in the following table:

Investment Advisory Fees (1)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Closed-End Funds	$67,979	$63,893	$198,249	$187,411
Mutual Funds	28,458	23,187	83,074	64,514
Managed Accounts	106,717	89,845	309,528	250,198

Total	$203,154	$176,925	$590,851	$502,123

(1)	Sub-advisory fee expense for the three month periods ended September 30, 2007 and 2006 was $7.4 million and $6.2 million, respectively, and $23.2 million and $19.5 million, respectively, for the nine month periods ended on such dates.
Advisory fees for the quarter increased 15% versus the prior year driven primarily by an increase in fees on managed accounts and mutual funds. Managed account fees increased for the quarter as a result of a $12.8 billion increase in assets under management. The increase in assets was the result of $1.3 billion in net flows and $11.5 billion in market appreciation. Mutual fund advisory fees increased 23% for the quarter as a result of an 11% increase in fees on municipal funds and a 63% increase in fees on equity funds. Fee increases on mutual funds were primarily driven by an increase in assets under management, which increased as a result of $1.5 billion in municipal fund net flows and $1.1 billion in equity fund net flows offset slightly by $0.1 billion in market depreciation. Closed-end fund fees increased due to a $0.4 billion increase in assets under management as a result of $1.5 billion of net flows offset partially by $1.1 billion in market depreciation.
For the year-to-date period, advisory fees rose 18% year over year. Similar to the results for the third quarter, the increase was mainly the result of an increase in fees on managed accounts and mutual funds. Managed account fees increased 24% year-to-date while mutual fund advisory fees increased 29% year-to-date.
Product distribution revenue for the three-month and nine-month periods ended September 30, 2007 and 2006 is shown in the following table:

Product Distribution
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Closed-End Funds	$47	$90	$1,714	$377
Muni/Fund Preferred ®	1,081	1,245	3,198	3,623
Mutual Funds	293	362	84	(332)

Total	$1,421	$1,697	$4,996	$3,668

Product distribution revenue decreased slightly for the quarter due to a $0.2 million decline in Muni/Fund Preferred® fees. Year-to-date, product distribution revenue increased $1.3 million mainly due to an increase in closed-end fund underwriting revenue. Underwriting revenue increased as a result of an increase in both the number and size of offerings in 2007.
Performance Fees/Other Revenue
Performance fees/other revenue consists of performance fees earned on institutional assets and various fees earned in connection with services provided on behalf of our defined portfolio assets under surveillance. Performance fees for the third quarter of 2007 were $8.6 million, up from $3.1 million in the third quarter of 2006. Year-to-date performance fees of $17.7 million increased $9.9 million versus the prior year.

Operating Expenses
The following table summarizes operating expenses for the three-month and nine-month periods ended September 30, 2007 and 2006:

Operating Expenses
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Compensation and benefits	$89,577	$72,911	$238,061	$186,378
Advertising and promotional costs	4,605	3,728	12,254	9,073
Occupancy and equipment costs	6,793	6,032	20,172	17,938
Amortization of intangible assets	2,071	1,995	6,074	6,466
Travel and entertainment	3,026	2,290	7,887	7,076
Outside and professional services	10,346	7,411	26,739	22,098
Minority interest expense	1,867	1,398	6,245	4,485
Other operating expenses	10,218	9,324	36,324	24,165

Total	$128,503	$105,089	$353,756	$277,679

% of Operating Revenue	60.0%	57.7%	57.5%	54.0%
Summary
Operating expenses increased 22% for the third quarter and 27% year-to-date due mainly to increases in compensation and benefits.
Compensation and Benefits
Compensation and related benefits increased $16.7 million for the quarter and $51.7 million year-to-date versus the prior year. Both increases were the result of increases in base compensation as a result of new positions and salary increases, as well as increases in overall incentive compensation due to the Company’s higher profit level and accelerated vesting of certain equity awards. The Company maintains two-stock-based compensation plans: the Second Amended and Restated Nuveen 1996 Equity Incentive Award Plan (the “1996 Plan”) and the 2005 Equity Incentive Plan (the “2005 Plan”). All unvested equity awards that were granted under the 1996 Plan vested free of restrictions on September 18, 2007 upon shareholder approval of the merger agreement for the pending MDP transaction. All unvested equity awards that were granted under the 2005 Plan will vest and become free of restriction upon the closing of the merger proposed by the merger agreement. As a result of the accelerated vesting of equity awards under the 1996 Plan, during the third quarter of 2007, the Company accelerated approximately $7.4 million of stock option expense and $0.6 million of restricted stock expense. During the third quarter of the prior year, management determined that it appeared probable the Company would meet the performance requirements as set forth in a long-term equity performance plan (“LTEP”). As a result, during the third quarter of 2006, the Company expensed a total of $7.6 million related to the LTEP awards, which included $6.4 million of a “catch-up” adjustment for amortization as if the plan had been expensed for prior periods from the date of the LTEP grant (January 2005) through June 30, 2006.
Occupancy and Equipment Costs
Occupancy and equipment costs increased $0.8 million for the quarter and $2.2 million year-to-date due to an increase in leased space for NWQ, Tradewinds and Santa Barbara.

Amortization of Intangibles
Amortization of intangibles increased $0.1 million during the third quarter of 2007 as a result of amortization of intangible assets associated with the HydePark acquisition (See Note 4 to the Consolidated Financial Statements, “Goodwill and Intangible Assets” for further information).
Amortization of intangibles decreased $0.4 million year-to-date reflecting a $0.6 million catch-up adjustment made during the prior year as a result of an increase in the final valuation of intangible assets associated with the Santa Barbara acquisition versus the previous estimate. This catch-up adjustment was partially offset by an increase in amortization expense due to the HydePark acquisition.
Outside and Professional Services
Outside and professional services expense, which does not include expenses relating to the pending transaction led by MDP, increased $2.9 million for the third quarter and $4.6 million year-to-date primarily due to increases in electronic information and information technology expenses as we provide our investment and research teams with more data and other tools to better manage their portfolios.
Minority Interest Expense
Minority interest expense results from key employees at NWQ, Tradewinds, Symphony, and Santa Barbara having been granted non-controlling equity-based profits interests in their respective businesses (see also “Capital Resources, Liquidity and Financial Condition” below for further information).
All Other Operating Expenses
All other operating expenses, including advertising and promotional costs, travel and entertainment, and other expenses increased approximately $2.5 million for the third quarter driven mainly by recruiting and relocation.
All other operating expenses increased $16.2 million year-to-date due to an increase in structuring fees paid in connection with the initial public offering of our closed-end funds and an increases in severance and recruiting. During the first three quarters of 2007, we paid approximately $8.8 million in structuring fees compared with $4.9 million paid during the comparable 2006 period.
Other Income/(Expense)
Other income/(expense) includes realized gains and losses on investments and miscellaneous income/(expense), including the gain or loss on the disposal of property.
The following is a summary of other income/(expense) for the three-month and nine-month periods ended September 30, 2007 and 2006:

Other Income/(Expense)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Gains/(Losses) on Investments	$478	$6,976	$3,640	$12,820
Gains/(Losses) on Fixed Assets	(40)	—	(101)	(171)
Miscellaneous Income/(Expense)	(9,406)	(256)	(9,139)	(315)

Total	$(8,968)	$6,720	$(5,600)	$12,334

Total other income/(expense) declined $15.7 million for the quarter when compared to the prior year. Gains recorded on the sale of investment securities declined $6.5 million for the third quarter of 2007 due to a $5.7 million gain recorded during the third quarter of prior year that resulted from the disposition of our minority interest in Institutional Capital Corporation (“ICAP”). Miscellaneous Expense increased $9.1 million during the third quarter of 2007 primarily due to a $6.2 million payment to Merrill Lynch, Pierce, Fenner & Smith to terminate a compensation agreement in respect of certain of the Company’s previously offered closed-end funds under which the Company was obligated to make payments over time based on the assets of the respective closed-end funds. This one-time termination payment was included in other non-operating expense. In addition to the termination payment, approximately $3.3 million related to the MDP transaction was recorded as miscellaneous non-operating expense.
Year-to-date other income/(expense) decreased $17.9 million over the prior year due to a reduction of $9.1 million in realized gains on the sale of investments, $8.8 million of which is due to gains realized in 2006 related to our sale of ICAP. In addition to this reduction, miscellaneous non-operating expense increased $8.8 million as discussed above.
Net Interest Expense
The following is a summary of net interest expense for the three-month and nine-month periods ended September 30, 2007 and 2006:

Net Interest Expense
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Dividend and Interest Revenue	$3,627	$3,008	$9,580	$7,198
Interest Expense	(8,306)	(9,686)	(26,701)	(29,610)

Total	$(4,679)	$(6,678)	$(17,121)	$(22,412)

Net interest expense decreased $2.0 million in the third quarter and $5.3 million year-to-date, due to a decline in outstanding debt and an increase in cash on hand.
Recent Accounting Pronouncements
SFAS No. 157
On September 15, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”). SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities by defining fair value, establishing a framework for measuring fair value, and expanding disclosure requirements about fair value measurements. SFAS No. 157 does not require any new fair value measurements. Prior to this standard, methods for measuring fair value were diverse and inconsistent, especially for items that are not actively traded. The standard clarifies that, for items that are not actively traded, such as certain kinds of derivatives, fair value should reflect the price in a transaction with a market participant, including an adjustment for risk, not just the company’s mark-to-market model value. The standard also requires expanded disclosure of the effect on earnings for items measured using unobservable data.

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
Senior Term Notes
On September 12, 2005, Nuveen Investments issued $550 million of senior unsecured notes, consisting of $250 million of 5-year senior term notes and $300 million of 10-year senior term notes. The Company received approximately $544.4 million in net proceeds after discounts. The 5-year senior term notes bear interest at an annual fixed rate of 5.0%, payable semi-annually beginning March 15, 2006. The 10-year senior term notes bear interest at an annual fixed rate of 5.5%, payable semi-annually also beginning March 15, 2006. The net proceeds from the notes were used to repay a portion of the outstanding debt under the bridge credit facility that has since been refinanced (further discussed in our 2006 Form 10-K). The costs related to the issuance of the senior term notes were capitalized and are being amortized to expense over their respective terms.
Senior Revolving Credit Facility
In addition to the senior term notes, the Company has a $400 million senior revolving credit facility entered into in September 2005 that expires on September 15, 2010. At December 31, 2006, the Company had $100 million outstanding on this credit facility. During the first three quarters of 2007 the Company repaid the entire amount outstanding at December 31, 2006 and there was no outstanding balance under this facility at September 30, 2007. The rate of interest payable under the agreement is, at the Company’s option, a function of either one of various floating rate indices or the Federal Funds rate. The agreement requires the Company to pay a facility fee at an annual rate of a range of 0.08% to 0.15% that is dependent on our debt rating. Proceeds from borrowings under this facility may be used for fulfilling day-to-day cash requirements and general corporate purposes, including acquisitions, share repurchases and asset purchases. There are conventional financial covenants associated with this credit facility, including a minimum net worth requirement and a maximum leverage ratio. We were in compliance with those covenants as of September 30, 2007.
Other
In addition to the above facilities, our broker-dealer subsidiary may utilize available, uncommitted lines of credit with no annual facility fees, which approximate $50 million, to satisfy unanticipated, short-term liquidity needs. As of September 30, 2007 and December 31, 2006, no borrowings were outstanding on these uncommitted lines of credit.
Equity and Dividends
As part of the NWQ acquisition, key individuals of NWQ purchased a non-controlling, member interest in NWQ Investment Management Company, LLC. The non-controlling interest of $0.1 million as of September 30, 2007, and $0.3 million as of September 30, 2006, is reflected in minority interest on the consolidated balance sheets. This purchase allows management to participate in NWQ’s profits above specified levels beginning January 1, 2003 subject to a cap. During the nine months ended September 30, 2007 and 2006, we recorded approximately $1.5 million and $2.8 million, respectively, of minority interest expense, which reflects the portion of profits applicable to the minority owners. Beginning in 2004 and continuing through 2008, the Company has the right to purchase the non-controlling members’ respective interests in NWQ at fair value. During 2007, the Company exercised its right to call 25% of the Class 4 NWQ minority members’ interests for approximately $22.6 million. Of the total amount paid on March 2, 2007, $22.5 million was recorded as goodwill, with the rest as a return of capital.
As further discussed in our 2006 Form 10-K, as part of the Santa Barbara acquisition, an equity opportunity was put in place to allow key individuals to participate in Santa Barbara’s earnings growth over the next five years. During the first nine months of 2007 and 2006, we recorded approximately $2.2 million and $0.9 million, respectively, of minority interest expense, which reflects the portion of profits applicable to the minority owners.
During 2006, new equity opportunities were put in place covering employees of NWQ, Tradewinds, and Symphony. These programs allow key individuals of these businesses to participate in the growth of their respective businesses over the next five years. Classes of units were established at each subsidiary (collectively referred to as “Units”). Certain of these Units vest on June 30th of each year from 2007 through the year 2011. During the first nine months of 2007, we recorded approximately $2.1 million of minority interest expense, which reflects the portion of profits applicable to minority owners. The Units entitle the holders to receive a distribution of the cash flow from their business to the extent such cash flow exceeds certain thresholds. The distribution thresholds increase from year to year, and the distributions of the profits interests are also subject to a cap in each year. Beginning in 2008 and continuing through 2012, the Company has the right to acquire at fair value the Units of the non-controlling members.
At September 30, 2007, we held in treasury 40,569,999 shares of Nuveen Investments common stock. Under the terms of the Merger Agreement, the Company is not permitted to repurchase shares of its common stock without consent. Therefore, share repurchases under the program have been suspended and no shares were repurchased in open market transactions during the third quarter of 2007. During the first two quarters of 2007, the Company repurchased 822,083 shares of common stock in open market transactions as part of an on-going repurchase program. A new share repurchase program was publicly announced and approved on August 9, 2006. This program replenished the existing share repurchase program by authorizing the repurchase of up to 7 million shares of common stock. As a result of the replenishment and the remaining 424,184 shares from the previous authorization, the Company was authorized to repurchase up to 7.4 million shares of common stock. As of September 30, 2007, the remaining authorization covered approximately 5.7 million shares
During the third quarter and first nine months of 2007, we paid out dividends on common shares totaling approximately $19.2 million and $57.3 million, respectively. The payment of future dividends is dependent upon, among other things, our financial condition, results of operations, capital requirements and alternative uses of capital.
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
Risks, uncertainties and other factors that pertain to our business and the effects of which may cause our assets under management, earnings, revenues, profit margins, and/or our stock price to decline include: (1) the effects of the substantial competition that we, like all market participants, face in the investment management business; (2) our inability to access third-party distribution channels to market our products or related reduction in fees we might receive for services provided by these channels; (3) the adverse effects of declines in securities markets and/or poor investment performance by our managers on our assets under management and future offerings; (4) a decline in the market for closed-end funds, mutual funds and managed accounts; (5) the adverse effect of structuring fees imposed by distribution partners on new closed-end fund offerings; (6) the adverse effect of increases in interest rates from their present levels on the net asset value of our assets under management that are invested in fixed-income securities; (7) a significant and sustained decline in equity markets resulting in a significant decrease in our assets under management which would result in a reduction in revenue; (8) our failure to comply with contractual requirements and/or guidelines in our client relationships; (9) our failure to comply with various government regulations, including federal and state securities laws, and the rules of the National Association of Securities Dealers; (10) our reliance on revenues from investment management contracts that are subject to annual renewal by the independent board of trustees overseeing the related funds according to their terms; (11) the loss of key employees that could lead to the loss of assets; (12) burdensome regulatory developments; (13) the impact of accounting pronouncements; (14) the effect of increased leverage on us as a result of our incurrence of additional indebtedness as a result of our share repurchase from St. Paul Travelers in 2005; (15) unforeseen developments in litigation involving the securities industry or the Company; (16) changes in federal and state taxation that are unfavorable to our mutual funds or other investment products; (17) failure to complete the proposed merger could negatively impact the market price of our common stock and (18) uncertainties associated with the merger may cause us to lose key personnel. Finally, the pending transaction led by MDP continues to be subject to the satisfaction of specified conditions set forth in the merger agreement. No assurances can be given that the proposed transaction will be consummated.

Part I. FINANCIAL INFORMATION
Item 3. Quantitative and Qualitative Disclosures About Market Risk
September 30, 2007
Market Risk
The following information, and information included elsewhere in this report, describes the key aspects of certain financial instruments that have market risk.
Interest Rate Sensitivity
As of September 30, 2007, we had $550 million of senior unsecured notes, including $250 million of 5-year notes and $300 million of 10-year notes outstanding. The 5-year notes bear interest at an annual fixed rate of 5.0% payable semi-annually, beginning March 15, 2006. The 10-year senior notes bear interest at an annual fixed rate of 5.5% payable semi-annually, also beginning March 15, 2006. A change in interest rates would have had no impact on interest incurred on our fixed rate debt or cash flow, but would have had an impact on the fair value of the debt. We estimate that a 100 basis point increase in interest rates from the levels at September 30, 2007 and September 30, 2006, would have resulted in a net decrease in the fair value of our debt of approximately $21.8 million and $27.8 million, respectively.
As of September 30, 2007 there was no outstanding balance under our senior revolving credit facility.
Our investments consist primarily of Company-sponsored managed investment funds that invest in a variety of asset classes. Additionally, the Company periodically invests in new advisory accounts to establish a performance history prior to a potential product launch. Company-sponsored funds and accounts are carried on our consolidated financial statements at fair market value and are subject to the investment performance of the underlying sponsored fund or account. Any unrealized gain or loss is recognized upon the sale of the investment. The carrying value of the Company’s investments in fixed-income funds or accounts, which expose us to interest rate risk, was approximately $77 million and $54 million at September 30, 2007 and 2006, respectively. We estimate that a 100 basis point increase in interest rates from the levels at September 30, 2007, would result in a net decrease of approximately $1 million in the fair value of the fixed-income investments at September 30, 2007. We estimate that a 100 basis point increase in interest rates from the levels at September 30, 2006, would have resulted in a net decrease of approximately $2 million in the fair value of the fixed-income investments at September 30, 2006.
Also included in investments at September 30, 2007 are certain swap agreements and futures contracts that are sensitive to changes in interest rates. The futures contracts and swap agreements are being used to mitigate overall market risk related to our investments in recently created product portfolios that are not yet marketed. The fair value of these non-hedging derivatives was a net liability of approximately $0.3 million and $0.8 million at September 30, 2007 and 2006, respectively. We estimate that a 100 basis point increase in interest rates from the levels at September 30, 2007, would have resulted in a net increase in the fair market value of the open derivatives of $0.9 million. We estimate that a 100 basis point increase in interest rates from the levels at September 30, 2006, would have resulted in a net increase in the fair market value of the open derivatives of $1.6 million. See Note 6 “Derivative Financial Instruments” to our Consolidated Financial Statements for more information.

Equity Market Sensitivity
As discussed above in the interest rate sensitivity section, we invest in certain Company-sponsored managed investment funds and accounts that invest in a variety of asset classes. The carrying value of the Company’s investments in funds and accounts subject to equity price risk is approximately $64 million and $46 million, at September 30, 2007 and 2006, respectively. As of September 30, 2007 we estimate that a 10% adverse change in equity prices would result in a decrease of approximately $6 million in the fair value of equity assets. As of September 30, 2006, we estimate that a 10% adverse change in equity prices would have resulted in decreases of approximately $5 million in the fair value of our equity securities. The model to determine sensitivity assumes a corresponding shift in all equity prices.
Item 4. Controls and Procedures
Effective as of September 30, 2007, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chairman and Chief Executive Officer, President, and Principle Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, the Company’s Chairman and Chief Executive Officer, President, and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective and no changes are required at this time. In connection with management’s evaluation, pursuant to the Exchange Act Rule 13a-15(d), no changes during the quarter ended September 30, 2007 were identified that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
As disclosed on a Form 8-K filed on September 4, 2007, Nuveen Investments, Inc. (the “Company”) and other named defendants entered into a Memorandum of Understanding (“MOU”) with the plaintiffs in the putative class action lawsuits filed in the Circuit Court of Cook County, Illinois, Chancery Division, consolidated under the caption Robert Summerfield v. Nuveen Investments, Inc., et al., Case No. 07CH 16315, and in the Court of Chancery of the State of Delaware in and for New Castle County, captioned Brockton Contributory Retirement Sys. v. Nuveen Investments, Inc., Case No. 3060. These actions, as previously disclosed in our Definitive Proxy Statement filed with the Securities and Exchange Commission on August 14, 2007 (the “Definitive Proxy Statement”), were filed in connection with the Agreement and Plan of Merger (the “merger agreement”) entered into by Nuveen Investments on June 19, 2007, providing for the acquisition of Nuveen Investments by a group of private equity investors led by Madison Dearborn Partners, LLC in a merger (the “merger”).
Under the terms of the MOU, Nuveen Investments, the other named defendants and plaintiffs have agreed to settle the above actions. Nuveen Investments and the other defendants deny the allegations in the actions and deny having committed, or having aided and abetted, any breach of fiduciary duty or other violation of state or federal law in connection with the entry into the merger agreement. The settlement will be subject to customary conditions, including court approval following notice to members of the proposed settlement class. If approved by the court, the settlement will resolve all claims that were or could have been brought on behalf of the proposed settlement class in the actions being settled, including all claims relating to the merger, the merger agreement and any disclosure made in connection therewith. In addition, as part of the proposed settlement, we have agreed to pay $1,000,000 to the plaintiffs’ counsel for their fees and expenses, subject to final approval of the settlement and such fees by the court. The merger may be consummated prior to final court approval of the settlement.
The MOU will not affect the amount of consideration to be paid to the stockholders of Nuveen Investments in connection with the merger.
Pursuant to the MOU, we made certain supplemental disclosures in the Form 8-K filed on September 4, 2007; however, the Company did not make any admission that such supplemental disclosures were material or that its prior disclosures were in any way inadequate or misleading.
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
Item 1A. Risk Factors
Other than the three additional risk factors set forth below, there have been no material changes from the risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
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
Although the proposed merger has been approved by our stockholders, certain conditions to closing the transaction remain to be satisfied. In certain circumstances, we and/or the purchaser may each have the right to terminate the merger agreement. Upon such termination and under specified circumstances, we may be required to reimburse the purchaser for certain of its expenses up to a maximum of $20 million and to pay to the purchaser a termination fee of $200 million (less the amount of reimbursed expenses). See the Agreement and the Plan of Merger dated June 19, 2007, which is incorporated by reference to the Company’s Form 8-K filed June 20, 2007.
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
A case pending before the United States Supreme Court could result in states not being able to tax in-state and out-of-state bonds differently which could adversely affect us
The Kentucky Court of Appeals, in Davis V. Kentucky Department of Revenue, ruled that Kentucky’s tax on interest income derived from bonds from states other than Kentucky discriminates against interstate commerce and is therefore unconstitutional. The United States Supreme Court has agreed to review that case, and is likely to issue a decision during the first half of 2008. A ruling declaring that Kentucky’s differentiation of the taxation of in-state and out-of-state bonds is unconstitutional would likely be applied in other states that have similar tax laws. Such a ruling would require that such states treat income derived from in-state and out-of-state bonds equally, either exempting both or taxing both. This could reduce the attractiveness of our single-state municipal bond funds, in turn reducing the sales of such funds’ shares, increasing redemptions of open-end single-state municipal bond funds, and possibly leading to the reconfiguration, consolidation or liquidation of some or all of the Company’s single-state municipal bond funds which could result in a reduction in our assets under management and could have an adverse effect on our financial results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total	(d) Maximum
			Number	Number
			of Shares	of Shares
			Purchased	that May
	(a) Total		as Part of	Yet Be
	Number	(b) Average	a Publicly	Purchased
	of Shares	Price Paid	Announced	Under the
Period	Purchased	per Share	Program	Program

Share purchases prior to July 1, 2007 under current repurchase program:	1,665,217	$50.30	1,665,217	5,758,967

July 1, 2007 — July 31, 2007	—	—	—	5,758,967
August 1, 2007 — August 31, 2007	—	—	—	5,758,967
September 1, 2007 — September 30, 2007	17,947	62.59	17,947	5,741,020

Total	1,683,164	$50.57	1,683,164	5,741,020

A new share repurchase program was publicly announced and approved on August 9, 2006. This program replenished the existing share repurchase program by authorizing the repurchase of up to 7 million shares of common stock. As a result of the replenishment and the remaining 424,184 shares from the previous authorization, the Company was authorized to repurchase up to 7.4 million shares of common stock. As of September 30, 2007, the remaining authorization covered approximately 5.7 million shares. There is not a pre-determined expiration date for this plan. However, under the Merger Agreement the Company is not permitted to repurchase shares of its common stock without consent so share repurchases under the program have been suspended.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
At a Special Meeting of Stockholders held on September 18, 2007, stockholders voted to adopt the Agreement and Plan of Merger, dated as of June 19, 2007, among the Company, Windy City Investments, Inc. and Windy City Acquisition Corp., pursuant to which each outstanding share of common stock of the Company will be converted into the right to receive $65.00 in cash.
The vote of holders of the following number of shares of Class A Common Stock represented at the Special Meeting to adopt the Agreement and Plan of Merger was:

For:	Against:	Abstain:
52,957,531	5,768,689	1,218,554
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

NUVEEN INVESTMENTS, INC. (Registrant)
Date: October 19, 2007	By	/s/ Glenn R. Richter
Glenn R. Richter
Executive Vice President and Chief Administrative Officer Principal Financial Officer

Date: October 19, 2007	By	/s/ Sherri A. Hlavacek
Sherri A. Hlavacek
Vice President and Corporate Controller Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	filed herewith

E-1