Form 10-Q
period 2009-09-30
NUVEEN INVESTMENTS INC
filed 2009-11-12
CIK 885708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
For the Quarterly Period Ended September 30, 2009
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from                      to
Commission File Number 001-11123
NUVEEN INVESTMENTS, INC.
(Exact name of the registrant as specified in its charter)

Delaware	36-3817266
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

333 West Wacker Drive, Chicago, Illinois	60606
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (312) 917-7700
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes ☐       No ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).       Yes ☐       No ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting Company	☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐       No ☒
There were 1,000 shares of the Company’s Common Stock, par value $0.01 per share, outstanding as of November 12, 2009.

NUVEEN INVESTMENTS, INC.

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Consolidated Balance Sheets (Unaudited), September 30, 2009 and December 31, 2008	3

Consolidated Statements of Income (Unaudited), Three and Nine Months Ended September 30, 2009 and 2008	4

Consolidated Statement of Changes in Shareholders’ Equity (Unaudited), Nine Months Ended September 30, 2009	5

Consolidated Statements of Cash Flows (Unaudited), Nine Months Ended September 30, 2009 and 2008	6

Notes to Consolidated Financial Statements (Unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3. Quantitative and Qualitative Disclosures About Market Risk	40

Item 4T. Controls and Procedures	41

PART II. OTHER INFORMATION
Item 1 through Item 6	42
Signatures	50
Certification of CEO
Certification of Principal Financial Officer
Section 906 Certification of CEO
Section 906 Certification of Principal Financial Officer
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
NUVEEN INVESTMENTS, INC. & SUBSIDIARIES
Consolidated Balance Sheets
Unaudited
(in thousands)

	September 30,	December 31,
	2009	2008
ASSETS
Cash and cash equivalents	$325,213	$467,136
Restricted cash for debt retirement	222,745	-
Management and distribution fees receivable	82,594	98,733
Other receivables	30,492	12,354
Furniture, equipment, and leasehold improvements, at cost less accumulated depreciation and amortization of $77,336 and $82,483, respectively	57,782	62,009
Investments	529,754	347,362
Goodwill	2,239,314	2,299,725
Intangible assets, less accumulated amortization of $125,667 and $72,945, respectively	3,141,833	3,131,355
Current taxes receivable	6,578	14,276
Other assets	21,641	21,540

Total assets	$6,657,946	$6,454,490

LIABILITIES AND EQUITY
Short-term obligations:
Term notes	$222,249	$-
Accounts payable	13,044	9,633
Accrued compensation and other expenses	122,689	165,021
Fair value of open derivatives	7,790	20,100
Other short-term liabilities	24,074	20,642

Total short-term obligations	389,846	215,396

Long-term obligations:
Term notes	$4,184,735	$4,192,922
Fair value of open derivatives	70,589	58,474
Deferred income tax liability, net	1,022,718	1,047,518
Other long-term liabilities	24,685	27,042

Total long-term obligations	5,302,727	5,325,956

Total liabilities	5,692,573	5,541,352

Equity:
Nuveen Investments shareholders’ equity:
Additional paid-in capital	2,850,589	2,841,465
Retained earnings/ (deficit)	(1,875,704)	(1,796,162)
Accumulated other comprehensive income/(loss)	11,458	(4,200)

Total Nuveen Investments shareholders’ equity	986,343	1,041,103

Noncontrolling interest	(20,970)	(127,965)

Total equity	965,373	913,138

Total liabilities and equity	$6,657,946	$6,454,490

See accompanying notes to consolidated financial statements.

NUVEEN INVESTMENTS, INC. & SUBSIDIARIES
Consolidated Statements of Income
Unaudited
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Operating revenues:
Investment advisory fees from assets under management	$160,187	$180,279	$445,634	$556,972
Product distribution	71	1,142	756	3,192
Performance fees / other revenue	1,306	9,953	11,297	19,207

Total operating revenues	161,564	191,374	457,687	579,371

Operating expenses:
Compensation and benefits	70,995	66,299	188,142	218,623
Severance	764	1,880	7,459	13,552
Advertising and promotional costs	2,513	3,662	6,619	10,400
Occupancy and equipment costs	9,005	7,413	25,410	21,141
Amortization of intangible assets	20,302	16,235	52,722	48,635
Travel and entertainment	2,144	2,954	6,905	9,443
Outside and professional services	10,096	11,992	30,710	32,483
Other operating expenses	10,650	10,607	30,537	26,736

Total operating expenses	126,469	121,042	348,504	381,013

Other income/(expense)	17,058	(41,017)	91,162	(64,395)

Net interest expense	(74,168)	(59,729)	(199,462)	(196,707)

Income/(loss) before taxes	(22,015)	(30,414)	883	(62,744)

Income tax expense/(benefit)	(19,004)	5,614	(33,959)	1,535

Net income/(loss)	(3,011)	(36,028)	34,842	(64,279)

Less: net income/(loss) attributable to the noncontrolling interests	30,369	(26,906)	114,289	(48,911)

Net income/(loss) attributable to Nuveen Investments	$(33,380)	$(9,122)	$(79,447)	$(15,368)

See accompanying notes to consolidated financial statements.

NUVEEN INVESTMENTS, INC. & SUBSIDIARIES
Consolidated Statement of Changes in Shareholders’ Equity
Unaudited
(in thousands)

	Nuveen Investments, Inc. & Subsidiaries
			Accumulated
	Additional	Retained	Other
	Paid-In	Earnings/	Comprehensive	Noncontrolling
	Capital	(Deficit)	Income/(Loss)	Interests	Total
Balance at December 31, 2008	$2,841,465	(1,796,162)	(4,200)	(127,965)	$913,138
Net income/(loss)		(79,447)		114,289	34,842
Cash dividends paid		(95)		(3,187)	(3,282)
Amortization of deferred and restricted class A units	4,161				4,161
Deferred and restricted class A unit payouts	(280)				(280)
Vested value of class B units	17,809				17,809
Amortization of equity interests				3,462	3,462
Other comprehensive income			15,658		15,658
Purchase of and other changes to noncontrolling interests	(12,566)			(7,569)	(20,135)

Balance at September 30, 2009	$2,850,589	(1,875,704)	11,458	(20,970)	$965,373

Nine Months
Comprehensive Income/(Loss) (in 000s):	Ending 9/30/09
Net income	$34,842
Other comprehensive income/(loss):
Unrealized gains/(losses) on marketable equity securities, net of tax	15,274
Reclassification adjustments for realized (gains)/losses	257
Funded status of retirement plans, net of tax	123
Foreign currency translation adjustment	4

Subtotal: other comprehensive income/(loss)	15,658

Comprehensive income	50,500

less: net income attributable to noncontrolling interests	114,289

Comprehensive loss attributable to Nuveen Investments	$(63,789)

See accompanying notes to consolidated financial statements.

NUVEEN INVESTMENTS, INC. & SUBSIDIARIES
Consolidated Statements of Cash Flows
Unaudited
(in thousands)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income/(loss)	$34,842	$(64,279)
Adjustments to reconcile net income/(loss) to net cash provided from operating activities:
Net (income)/loss attributable to noncontrolling interests	(114,289)	48,911
Deferred income taxes	(33,984)	(7,036)
Depreciation of office property, equipment and leaseholds	11,212	7,368
Loss on sale of fixed assets	1,771	4
Realized (gains)/losses from available-for-sale investments	(2,651)	62
Unrealized (gains)/losses on derivatives	(142)	2,966
Amortization of intangible assets	52,722	48,635
Amortization of debt related items, net	8,665	6,888
Compensation expense for equity plans	25,432	29,799
Compensation expense for mutual fund incentive program	12,343	-
Net gain on early retirement of Senior Unsecured Notes - 5% of 2010	(4,291)	-
Loss due to acceleration of deferred debt items from first lien paydown	3,697	-
Net (increase) decrease in assets:
Management and distribution fees receivable	16,139	4,655
Other receivables	(9,855)	17,310
Current taxes receivable	7,698	176,820
Other assets	(418)	(121)
Net increase (decrease) in liabilities:
Accrued compensation and other expenses	(51,214)	(47,362)
Accounts payable	2,445	871
Other liabilities	(10,784)	(401)
Other	(483)	(7)

Net cash provided by/(used in) operating activities	(51,145)	225,083

Cash flows from financing activities:
Proceeds from loans and notes payable, net of discount	451,500	-
Debt issuance costs	(29,890)	-
Restricted cash: escrow for senior notes due 9/15/10	(222,745)	-
Repayment of notes payable	(210,441)	(11,575)
Early retirement of notes payable	(5,178)	-
Purchase of noncontrolling interests	(18,132)	(84,934)
Payment of income allocation to noncontrolling interests	(2,053)	(7,654)
Undistributed income allocation for noncontrolling interests	1,098	1,931
Dividends paid	(95)	(50)
Conversion of right to receive A shares into A shares	-	72
Deferred and restricted Class A unit payouts	(280)	-

Net cash used in financing activities	(36,216)	(102,210)

Cash flows from investing activities:
Winslow acquisition	(97)	-
HydePark acquisition	(2,692)	-
MDP Transaction	-	(127)
Purchase of office property and equipment	(7,984)	(18,513)
Proceeds from sales of investment securities	27,101	13,293
Purchases of investment securities	(19,662)	(13,225)
Purchases of securities for mutual fund incentive program	(52,000)	-
Net change in consolidated funds	767	(100,741)
Other	1	3

Net cash used in investing activities	(54,566)	(119,310)

Effect of exchange rates on cash and cash equivalents	4	(9)

Increase/(decrease) in cash and cash equivalents	(141,923)	3,554

Cash and cash equivalents:
Beginning of year	467,136	285,051

End of period	$325,213	$288,605

Supplemental Information:
Taxes Paid	$221	$6,362
Interest Paid	$188,124	$207,696
See accompanying notes to consolidated financial statements.

NUVEEN INVESTMENTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
September 30, 2009
Note 1 Basis of Presentation
The unaudited consolidated financial statements presented herein include the accounts of Nuveen Investments, Inc. (the “Company”), its majority-owned subsidiaries, and certain funds which the Company is required to consolidate (further described below), and have been prepared in conformity with U.S. generally accepted accounting principles. All significant intercompany transactions and accounts have been eliminated in consolidation.
The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s 2008 Year-End Financial Statement Filing (filed on Form 8-K on March 31, 2009).
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
Acquisition of the Company
As more fully discussed in Note 1, “Acquisition of the Company,” of the Company’s 2008 Year-End Financial Statement Filing (filed on Form 8-K on March 31, 2009), Nuveen Investments, Inc. (the “Predecessor”) was acquired by a group of private equity investors led by Madison Dearborn Partners, LLC (“MDP”) in a merger and related transactions (collectively, the “Transactions” or the “MDP Transactions”). The Transactions closed on November 13, 2007.
Financial results for periods prior to November 13, 2007 represent operations of the Predecessor. Financial results from November 14, 2007 forward represent operations of the company surviving the MDP-led buyout (the “Successor”). As a result of the MDP-led buyout and the application of purchase accounting as of November 13, 2007, the consolidated financial statements for the period after November 13, 2007 (the Successor period) are presented on a different basis than that for periods prior to November 13, 2007 (the Predecessor period) and therefore are not comparable.
Certain Funds Required to be Consolidated
As more fully discussed in Note 12, “Consolidated Funds,” of the Company’s 2008 Year-End Financial Statement Filing (filed on Form 8-K on March 31, 2009), the Company is required to consolidate certain funds into its financial statements. For those funds which the Company is required to consolidate, the assets, liabilities, revenues and expenses of those funds are included throughout the Company’s consolidated financial statements. For the accompanying consolidated statement of cash flows, the change in cash and cash equivalents for all of the consolidated funds is included in the “Cash Flows from Investing Activities” section.
Symphony CLO V: Symphony CLO V, Ltd. (“Symphony CLO V”) is a Cayman Islands exempted company incorporated with limited liability on February 27, 2007, and commenced operations on December 13, 2007. Symphony CLO V entered into an asset management agreement with Symphony Asset Management, LLC, a subsidiary of the Company. Although the Company does not hold any ownership interest in Symphony CLO V, because an affiliate of MDP is the majority equity holder of Symphony CLO V, the Company is treating variable interests in Symphony CLO V held by related parties as its own. The Company has determined the related party group to be the primary beneficiary of Symphony CLO V. Within the related party group, the Company determined that it was the primary beneficiary of Symphony CLO V, as it was most closely related with Symphony CLO V because of the asset management agreement between Symphony CLO V and one of the Company’s subsidiaries, and the ability this subsidiary has to direct the day-to-day activities of Symphony CLO V. (Refer to Note 12, “Financial Information Related to Guarantor Subsidiaries,” for stand-alone financial results for Symphony CLO V.)
New funds: The Company is also required to consolidate into its financial results those funds (recently created product portfolios) in which the Company is either the sole investor or in which the Company holds a majority investment position. For the nine months ended September 30, 2009, there is only one recently created fund which is consolidated in the Company’s financial statements. The Company began consolidating the results of this one fund starting July 1, 2009. As of September 30, 2009, total assets and liabilities of this fund approximate $10.6 million and $2 thousand, respectively, and are included in the Company’s consolidated balance sheet as of September 30, 2009. For the nine months ended September 30, 2009, the net income of this one fund is approximately $0.5 million and is included in the Company’s consolidated statement of income. For the nine months ended September 30, 2008, the Company’s consolidated financial statements include the results of two different funds in which the Company was originally either the sole investor or majority investor, but which were eventually marketed to the public and, by the end of January 2008, the Company was no longer the majority investor in these two funds. As a result, the Company’s consolidated balance sheet as of December 31, 2008 does not reflect any assets or liabilities for these two funds, but the Company’s consolidated statement of income for the nine months ended September 30, 2008 includes approximately $0.5 million of net loss related to these funds.
Codification of Accounting Standards
In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a Replacement of FASB Statement No. 162” (“SFAS No. 168”). SFAS No. 168 states that the FASB Accounting Standards Codification TM (the “Codification” or “ASC”) will become the source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. On the effective date of SFAS No. 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other grandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.
The Codification does not change U.S. GAAP. The Codification only changes the way that U.S. GAAP is referenced. The Codification reorganizes the various U.S. GAAP pronouncements into approximately 90 accounting topics and displays them in a consistent structure for ease of research and cross-reference. All existing accounting pronouncements used to create the Codification became superseded.
Starting with the accompanying consolidated financial statements for the period ending September 30, 2009, the Company will make reference to U.S. GAAP issued by FASB as either “FASB ASC” or “Topic” before the new Codification topic reference number.
Presentation of Minority Interests / Noncontrolling Interests
FASB ASC 810-10-65 discusses the concept of noncontrolling interests in consolidated financial statements. This topic states that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity, separate from the parent’s equity, in the consolidated financial statements. In addition, consolidated net income should be adjusted to include the net income attributed to the noncontrolling interests. This presentation (as well as retrospective adoption of the presentation and disclosure requirements for existing noncontrolling interests) is required for fiscal years beginning on or after December 15, 2008; earlier adoption is prohibited.
As a result of the retrospective application of the disclosure provisions of the FASB ASC on noncontrolling interests as of January 1, 2009, minority interest receivable/payable is no longer presented in the mezzanine section of the Company’s consolidated balance sheet. Minority interest receivable/payable is now presented as “Noncontrolling interest” on the Company’s consolidated balance sheets.
As a result of presenting “Noncontrolling interest” on the Company’s consolidated balance sheet as of December 31, 2008 in conformity with the provisions of this FASB Codification topic, “Total Nuveen Investments’ shareholders’ equity” at December 31, 2008 remains unchanged from that presented in the Company’s 2008 Year-End Financial Statement Filing (filed on Form 8-K on March 31, 2009).
On the statement of cash flows, repurchases of minority interests had previously been recorded in “Cash Flows Used in Investing Activities.” Under FASB ASC 810-10-65, such repurchases are reflected in “Cash Flows Used in Financing Activities.”
Finally, under FASB ASC 810-10-65, changes in a parent company’s ownership interest in a subsidiary while the parent retains its controlling financial interest in that subsidiary are accounted for as equity transactions. Any difference between the fair value of the consideration received or paid and the amount by which the noncontrolling interest is adjusted shall be recognized in equity attributable to the parent. During February 2009, the Company exercised its right to call certain noncontrolling interests. Under the provisions of FASB ASC 810-10-65, the $12.6 million representing the amount paid for the repurchases in excess of the vested value of these noncontrolling interests was recorded as a reduction to Nuveen’s additional paid-in-capital. Prior to FASB ASC 810-10-65, this amount would have been recorded as additional goodwill.
Other
Certain prior year balances have been reclassified to conform to the current year presentation. These reclassifications include the categorization of the fair value of open derivatives between short-term and long-term liabilities, based on the derivative transactions’ maturity date. In prior periods, the fair value of open derivatives was classified entirely as short-term obligations.

Note 2 Fair Value Measurements
FASB ASC 820-10 establishes a fair value hierarchy that prioritizes information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data (for example, the reporting entity’s own data). FASB ASC 820-10 requires that fair value measurements be separately disclosed by level within the fair value hierarchy in order to distinguish between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). Specifically:
•	Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

•	Level 2 - inputs to the valuation methodology other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, through corroboration with observable market data (market-corroborated inputs).

•	Level 3 - inputs to the valuation methodology that are unobservable inputs for the asset or liability – that is, inputs that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability (including assumptions about risk) developed based on the best information available in the circumstances.
In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.
The Company did not elect to apply the fair value provisions to any qualifying non-financial assets and liabilities. As a result, the application of FASB ASC 820-10 to the Company’s non-financial assets did not have any impact on the Company’s consolidated results of operations or financial position.
The following table presents information about the Company’s fair value measurements at September 30, 2009 and December 31, 2008 (in 000s):

		Fair Value Measurements at September 30, 2009 Using
		Quoted Prices in		Significant
		Active Markets	Significant Other	Unobservable
		for Identical	Observable Inputs	Inputs
Description	September 30,	Assets (Level 1)	(Level 2)	(Level 3)
	2009
Assets
Available-for-sale securities	$167,409	$124,746	$20,868	$21,795
Underlying investments from consolidated vehicle	361,711	-	-	361,711
Other investments	634	-	564	70

Subtotal: Total Investments	$529,754	$124,746	$21,432	$383,576

Liabilities
Derivative financial instruments (short-term and long-term)	$(78,379)	-	-	$(78,379)

		Fair Value Measurements at December 31, 2008 Using
		Quoted Prices in		Significant
		Active Markets	Significant Other	Unobservable
	December 31,	for Identical	Observable Inputs	Inputs
Description	2008	Assets (Level 1)	(Level 2)	(Level 3)
Assets
Available-for-sale securities	$105,967	$72,179	$14,796	$18,992
Underlying investments from consolidated vehicle	241,180	-	-	241,180
Other investments	215	-	146	69

Subtotal: Total Investments	$347,362	$72,179	$14,942	$260,241

Liabilities
Derivative financial instruments (short-term and long-term)	$(78,574)	(52)	-	$(78,522)
The following tables present a rollforward of fair value measurements considered to be Level 3:
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

		Underlying
		Investments
	Available-	in		Derivative
	for-Sale	Consolidated	Other	Financial
	Securities	Vehicle	Investments	Instruments	Total
Beginning balance (as of June 30, 2009)	$18,542	$322,815	$10,374	$(78,664)	$273,067
Total gains or losses (realized/unrealized)	3,253	23,165	10	285	26,713
Included in earnings	27	23,165	10	285	23,487
Included in other comprehensive income	3,226	-	-	-	3,226

Purchases and sales	-	15,731	(9,750)	-	5,981

Transfers in and/or out of Level 3	-	-	(564)	-	(564)

Ending balance (as of September 30, 2009)	$21,795	$361,711	$70	$(78,379)	$305,197

		Underlying
		Investments
	Available-	in		Derivative
	for-Sale	Consolidated	Other	Financial
	Securities	Vehicle	Investments	Instruments	Total
Beginning balance (as of January 1, 2009)	$18,992	$241,180	$215	$(78,522)	$181,865
Total gains or losses (realized/unrealized)	4,478	95,643	169	143	100,433
Included in earnings	83	95,643	169	143	96,038
Included in other comprehensive income	4,395	-	-	-	4,395

Purchases and sales	(1,675)	24,888	250	-	23,463

Transfers in and/or out of Level 3	-	-	(564)	-	(564)

Ending balance (as of September 30, 2009)	$21,795	$361,711	$70	$(78,379)	$305,197
All net gains/losses for the period presented in the table above as included in earnings are attributable to the change in unrealized gains or losses related to assets which were still held at September 30, 2009.

Available-for-Sale Securities
At September 30, 2009, approximately $124.7 million of the Company’s available-for-sale securities are classified as Level 1 financial instruments, as they are valued based on unadjusted quoted market prices. The majority of these investments are investments in the Company’s managed accounts and certain product portfolios (seed investments). Approximately $20.9 million of the Company’s available-for-sale investments at September 30, 2009 are considered to be Level 2 financial instruments, as they are valued based on prices developed using observable inputs.
At September 30, 2009, the Company has approximately $21.8 million of available-for-sale investments classified as Level 3 under FASB ASC 820-10. Of this amount, approximately $5.8 million relates to the Company’s investments in the equity of certain collateralized loan obligations (“CLOs”) and collateralized debt obligations (“CDOs”). As further discussed in Note 9, “Investments in Collateralized Loan and Debt Obligations,” the Company holds investments in the equity of certain CLOs and CDOs for which it acts as a collateral manager. The Company considers these investments to be Level 3 financial instruments, as the valuations for these investments are based on cash flow estimates and the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability (including assumptions about risk), as developed based on the best information available in the circumstances. Also included in the $21.8 million of available-for-sale investments classified as Level 3 at September 30, 2009 is approximately $12.4 million the Company has invested in auction rate preferred stock issued by unaffiliated entities. As further discussed in the Company’s 2008 Year End Financial Statement Filing (filed on Form 8-K on March 31, 2009), the auctions for auction rate preferred stock began to fail on a widespread basis in the beginning of 2008. The Company considers these investments as Level 3 financial instruments, as there is currently no liquid market for these investments. At September 30, 2009, the Company also has approximately $3.5 million invested in seed account portfolios whose underlying investment securities are invested in emerging markets.
The cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of available-for-sale securities by major security type at September 30, 2009 and December 31, 2008, are as follows:

(in 000s)		Gross
		Unrealized	Gross Unrealized
	Cost	Holding Gains	Holding Losses	Fair Value
At September 30, 2009
Equity	$99,510	$20,292	$(180)	$119,622
Taxable Fixed Income	44,563	4,588	(1,364)	47,787

	$144,073	$24,880	$(1,544)	$167,409

At December 31, 2008
Equity	$54,552	$332	$--	$54,884
Taxable Fixed Income	52,728	5	(1,650)	51,083

	$107,280	$337	$(1,650)	$105,967

Underlying Investments from Consolidated Vehicle
As discussed in Note 1, “Basis of Presentation,” the Company is required to consolidate into its financial results certain funds, namely Symphony CLO V and a recently created product portfolio. The underlying investment securities in Symphony CLO V are predominantly syndicated loans whose fair values are derived from broker-quotes. The Company does not normally make adjustments to these broker quotes. However, the Company considers these investments to be Level 3 financial instruments, as a significant portion of the inputs to the broker-quotes are unobservable. The underlying investments in the recently created product portfolio relates to an investment in a limited partnership for which one of the Company’s subsidiary companies is an advisor. As the Company is the only investor in this fund, the Company is required to consolidate it into the Company’s financial results. The Company considers this limited partnership investment to be a Level 3 investment due to its illiquid nature and lack of market inputs.
Other Investments
At September 30, 2009, the Company has approximately $0.6 million of general partner interests in certain limited partnerships for which one of the Company’s subsidiary companies is the advisor. The Company considers these limited partnership investments to be Level 2 financial instruments, as the Company is able to liquidate out of these investments on a quarterly basis.
The $70 thousand in other investments classified as Level 3 financial instruments at September 30, 2009 is comprised of a general partner interest in a limited partnership. The Company considers this limited partnership investment to be a Level 3 financial instrument due to its illiquid nature and lack of market inputs.
Derivative Financial Instruments
As further discussed in Note 7, “Derivative Financial Instruments,” the Company uses derivative instruments to manage the economic impact of fluctuations in interest rates related to its long-term debt and to mitigate the overall market risk for certain product portfolios.

Derivative Instruments Related to Long-Term Debt
Currently, the Company uses interest rate swaps and an interest rate collar to manage its interest rate risk related to its long-term debt. The valuation of these derivative instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities.
The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts).  The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.  The fair value of the interest rate collar is determined using the market standard methodology of discounting the future expected cash payments that would occur if variable interest rates fell below the floor strike rate or the cash receipts that would occur if variable interest rates rose above cap strike rate.  The variable interest rates used in the calculation of projected cash flows on the collar are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities.
To comply with the fair value provisions of FASB ASC 820-10, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.
Although the Company has determined that the majority of the inputs used to value its derivatives related to long-term debt fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with these derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of September 30, 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of these derivative positions and has determined that the credit valuation adjustments are significant to the overall valuation of these derivatives. As a result, the Company has determined that its valuations for derivatives related to its long-term debt in their entirety are classified in Level 3 of the fair value hierarchy.
Derivative Instruments Related to Certain Product Portfolios
At December 31, 2008, the Company held futures contracts that had not been designated as hedging instruments under FASB Topic 815-10 (derivatives) in order to mitigate the overall market risk of certain product portfolios. As the valuations for these futures contracts were directly received from the counterparty, the futures arm of a nationally recognized bank, the Company determined that the valuations for these derivatives were classified in Level 1 of the fair value hierarchy, as all valuations for these derivatives are quoted prices (unadjusted) in active markets for identical assets or liabilities. At September 30, 2009, the Company did not hold any such futures contracts.
Methods for Determining Fair Value
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

A comparison of the fair values and carrying amounts of these instruments is as follows:
(in 000s)

	September 30, 2009		December 31, 2008
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and cash equivalents	$325,213	$325,213	$467,136	$467,136
Restricted cash	222,745	222,745	-	-
Fees receivable	82,594	82,594	98,733	98,733
Other receivables	30,492	30,492	12,354	12,354
Underlying securities in consolidated funds	361,711	361,711	241,180	241,180
Available-for-sale securities	167,409	167,409	105,967	105,967
Other investments	634	634	215	215

Liabilities:
Term notes – short term and long term, excluding CLO V	$4,144,942	$3,585,772	$3,864,883	$1,346,099
Accounts payable	13,044	13,044	9,633	9,633
Fair value of open derivatives – short term and long term	78,379	78,379	78,574	78,574
Note 3 Income Taxes
The Company and its subsidiaries file a consolidated federal income tax return and provides for income taxes on a separate return basis. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and the tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are applicable to periods in which the differences are expected to affect taxable income. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income before the expiration of the deferred tax assets governed by the tax code.
Valuation allowances may be established, when necessary, to reduce deferred tax assets to amounts expected to be realized. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected taxable income, and tax planning strategies in making this assessment.
At September 30, 2009 and December 31, 2008, the Company had $16.7 million and $4.9 million, respectively, in valuation allowances related to state net operating loss carryforwards due to the uncertainty that the deferred tax assets will be realized. At September 30, 2009 and December 31, 2008, total gross deferred tax assets (after tax valuation allowances) were $182.2 million and $155.6 million, respectively. The increase in the valuation allowance during 2009 reflects the impact of changes to estimated Illinois apportionment as well as an increase in future projected interest costs associated with the Company’s new debt issuance in July and August 2009 (refer to Note 6, “Debt”). In assessing the likelihood of realization of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized.  Based on projections for future taxable income over the periods for which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at September 30, 2009.  The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced.
Note 4 Net Capital Requirement
Nuveen Investments, LLC, the Company’s wholly-owned broker/dealer subsidiary, is subject to SEC Rule 15c3-1, the “Uniform Net Capital Rule,” which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, as these terms are defined in the Rule, shall not exceed 15 to 1. At September 30, 2009, Nuveen Investments, LLC’s net capital ratio was 1.08 and its net capital was approximately $25.9 million, which was $24.0 million in excess of the required net capital of $1.9 million.

Note 5 Goodwill and Intangible Assets
The following table presents a reconciliation of activity in the balance of goodwill from December 31, 2008 to September 30, 2009 presented on the Company’s consolidated balance sheets (in thousands):

Balance at December 31, 2008	$2,299,725
Winslow: working capital adjustment	97
HydePark contingent payment related to acquisition	2,692
Winslow acquisition: reclassification to intangible assets	(63,200)

Balance at September 30, 2009	$2,239,314

During the three months ended September 30, 2009, the Company paid approximately $2.7 million of contingent consideration to the former owners of HydePark for meeting certain previously agreed-upon targets at the date of the acquisition. The $2.7 million is considered additional purchase price and has been recorded as goodwill.
Also during the three months ended September 30, 2009, the Company, with the assistance of external valuation specialists, finalized the valuation and purchase price allocation of the Winslow Capital Management (“Winslow Capital”) acquisition. This final valuation resulted in the Company recognizing three intangible assets for the Winslow Capital acquisition: $2.1 million for the Winslow Capital trade name, $22.8 million for the New York Life Insurance Management (“NYLIM”) customer relationship, and $38.3 million for other Winslow customer relationships. As a result of recognizing these three intangible assets for the Winslow Capital acquisition, the Company has recorded a $63.2 million reclassification from goodwill to intangible assets arising from the Winslow Capital acquisition.
The following table presents gross carrying amounts and accumulated amortization amounts for the intangible assets presented on our consolidated balance sheets at September 30, 2009 and December 31, 2008 (in thousands):

	At September 30, 2009		At December 31, 2008
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Nuveen trade name	$184,900	$-	$184,900	$-
Nuveen investment contracts – closed-end funds	1,277,900	-	1,277,900	-
Nuveen investment contracts – mutual funds	768,900	-	768,900	-
Nuveen customer relationships – managed accounts	972,600	121,575	972,600	72,945
Winslow trade name	2,100	80	-	-
Winslow NYLIM customer relationship	22,800	1,344	-	-
Winslow other customer relationships	38,300	2,668	-	-

Total	$3,267,500	$125,667	$3,204,300	$72,945

Of the four Nuveen intangible assets presented above, only one is amortizable: Nuveen customer relationships – managed accounts, which has an estimated useful life of 15 years. The remaining Nuveen intangible assets presented above are indefinite-lived.
Management of the Company has determined that the estimated useful lives of the Winslow intangible assets are 20 years for the Winslow Capital trade name, 13 years for the Winslow Capital NYLIM customer relationship, and 11 years for all other Winslow Capital customer relationships. For the three months ended September 30, 2009, the Company recorded $4.1 million of amortization for the Winslow Capital intangible assets, which includes cumulative amortization to the date of the Winslow Capital acquisition on December 26, 2008.
The estimated aggregate amortization expense for the next five years for all intangible assets is approximately $17.5 million for the remaining three months in 2009, and annual amortization of $70.2 million for each of the years 2010 through 2013.

Note 6 Debt
At September 30, 2009 and December 31, 2008, debt on the accompanying consolidated balance sheets was comprised of the following:
(in 000s)

	September 30,	December 31,
	2009	2008
Short-Term Obligations:
Senior Term Notes:
Senior term notes – 5% due 9/15/10	$222,745	--
Net unamortized discount	(130)	--
Net unamortized debt issuance costs	(366)	--

Total Short-Term Term Notes	$222,249	$--

Long-Term Obligations:
Senior Term Notes:
Senior term notes – 5% due 9/15/10	--	$232,245
Net unamortized discount	--	(237)
Net unamortized debt issuance costs	--	(667)

Senior term notes – 5.5% due 9/15/15	$300,000	300,000
Net unamortized discount	(994)	(1,098)
Net unamortized debt issuance costs	(1,562)	(1,725)

Term Loan Facility due 11/13/14	2,087,197	2,297,638
Net unamortized discount	(16,530)	(20,201)
Net unamortized debt issuance costs	(21,244)	(25,958)

Senior Unsecured 10.5% Notes due 11/15/15	785,000	785,000
Net unamortized debt issuance costs	(22,922)	(24,823)

Revolving Credit Facility due 11/13/13	250,000	250,000

Second Lien Debt 12.5% due 7/31/15	450,000	--
Net unamortized discount	(44,188)	--
Net unamortized debt issuance costs	(28,262)	--

Incremental Second Lien Debt due 7/31/15	50,000	--
Net unamortized discount	(3,436)	--
Net unamortized debt issuance costs	(1,072)	--

Symphony CLO V Notes Payable	378,540	378,540
Symphony CLO V Subordinated Notes	24,208	24,208

Total Long-Term Term Notes	$4,184,735	$4,192,922

Senior Secured Credit Agreement
As a result of the MDP Transactions, the Company has a senior secured credit facility (the “Credit Facility”) consisting of a $2.3 billion term loan facility and a $250 million secured revolving credit facility. At September 30, 2009 and December 31, 2008, the Company had $2.1 billion and $2.3 billion, respectively, outstanding under the term loan facility (the “first-lien term loan”). The borrowings under the term loan facility were used as part of the financing to consummate the MDP Transactions. At September 30, 2009 and December 31, 2008, the Company had $250 million outstanding under the revolving credit facility. All borrowings under the Credit Facility bear interest at a rate per annum equal to LIBOR plus 3.0%. In addition to paying interest on outstanding principal under the Credit Facility, the Company is required to pay a commitment fee to the lenders in respect of the unutilized loan commitments at a rate of 0.3750% per annum.
All obligations under the Credit Facility are guaranteed by Windy City Investments Inc. (the “Parent”) and each of the Company’s present and future, direct and indirect, wholly-owned material domestic subsidiaries (excluding subsidiaries that are broker dealers). The obligations under the Credit Facility and these guarantees are secured, subject to permitted liens and other specified exceptions, (1) on a first-lien basis, by all the capital stock of Nuveen Investments and certain of its subsidiaries (excluding significant subsidiaries and limited, in the case of foreign subsidiaries, to 100% of the non-voting capital stock and 65% of the voting capital stock of the first tier foreign subsidiaries) directly held by Nuveen Investments or any guarantor and (2) on a first lien basis by substantially all present and future assets of Nuveen Investments and each guarantor, except that the Additional Term Loans (as defined below) are secured by the same capital stock and other assets on a second lien basis.
The term loan facility matures on November 13, 2014 and the revolving credit facility matures on November 13, 2013.
The Company was required to make quarterly payments under the term loan facility in the amount of approximately $5.8 million. The Company used a portion of the proceeds of the Additional Term Loans (as defined below) to prepay these quarterly payments. All or any portion of the loans outstanding under the Credit Facility may be prepaid at par, except that the Additional Term Loans may only be voluntarily prepaid with specified premiums or fees prior to July 31, 2014.
At September 30, 2009 and December 31, 2008, the fair value of the first-lien term loan was approximately $1.8 billion and $0.9 billion, respectively. At September 30, 2009 and December 31, 2008, the fair value of the $250 million revolving credit facility was approximately $181.3 million and $101.9 million, respectively.
Second-Lien Term Loan and Restricted Cash
On July 28, 2009, Nuveen Investments, Inc. entered into an amendment (the “First Amendment”) to the Credit Facility, pursuant to which the Company obtained a new $500 million second-lien term facility and borrowed $450 million of loans thereunder (the “Additional Term Loans”). The Additional Term Loans bear interest at rate of 12.50% per annum and will mature on July 31, 2015.
During August 2009, the Company elected to borrow an additional $50 million of Additional Term Loans under this second-lien term loan facility.
At September 30, 2009, the fair value of the $500 million Additional Term Loans was $502.5 million.
The Additional Term Loans are guaranteed by the same subsidiaries of the Company that guarantee the first-lien, senior secured Credit Facility. The Additional Term Loans and the guarantees thereof are secured by the same collateral of the Company and the subsidiary guarantors that secure the Company’s obligations under the existing first-lien, senior secured Credit Facility on a second-lien basis, and are junior to the security interests of the lenders under the Credit Facility.
The Company escrowed part of the proceeds from the Additional Term Loans to retire the Company’s 5% senior unsecured notes due September 15, 2010 at maturity. The $222.7 million escrowed for the 5% senior unsecured notes due 2010 are reflected in “restricted cash for debt retirement” on the Company’s accompanying consolidated balance sheet as of September 30, 2009. The Company used the remaining net proceeds from the Additional Loans to pay down a portion of the Company’s existing first-lien term loans. The Company repaid $198.9 million on the then-existing $2.3 billion outstanding.
Senior Unsecured Notes
Also in connection with the MDP Transactions, the Company issued $785 million of 10.5% senior unsecured notes (“10.5% senior notes”). The 10.5% senior notes mature on November 15, 2015 and pay a coupon of 10.5% of par value semi-annually on May 15 and November 15 of each year, commencing on May 15, 2008. The Company received approximately $758.9 million in net proceeds after underwriting commissions and structuring fees. The net proceeds were used as part of the financing to consummate the Transactions.
At September 30, 2009 and December 31, 2008, the fair value of the $785 million 10.5% senior notes was approximately $676.2 million and $176.5 million, respectively.

Obligations under the notes are guaranteed by the Parent and each of our existing, subsequently acquired, and/or organized direct or indirect, domestic, restricted (as defined in the credit agreement) subsidiaries that guarantee the debt under the Credit Facility.
Senior Term Notes – Predecessor / Successor
On September 12, 2005, the Predecessor issued $550 million of senior unsecured notes, comprised of $250 million of 5-year notes and $300 million of 10-year notes (“Predecessor senior term notes”), the majority of which remain outstanding at September 30, 2009 and December 31, 2008. The Company received approximately $544 million in net proceeds after discounts and other debt issuance costs. The 5-year Predecessor senior term notes bear interest at an annual fixed rate of 5.0% payable semi-annually on March 15 and September 15. The 10-year Predecessor senior term notes bear interest at an annual fixed rate of 5.5% payable semi-annually also on March 15 and September 15. The net proceeds from the Predecessor senior term notes were used to refinance outstanding indebtedness. The costs related to the issuance of the Predecessor senior term notes were capitalized and amortized to expense over their term. At September 30, 2009, the fair value of the 5-year and 10-year Predecessor senior term notes was approximately $213.7 million and $199.4 million, respectively. At December 31, 2008, the fair value of the 5-year and 10-year Predecessor senior term notes was approximately $110.8 million and $46.4 million, respectively.
During the fourth quarter of 2008, the Company retired a portion of the 5-year Predecessor senior term notes due 2010. Of the $8.4 million in total cash paid, approximately $0.2 million was for accrued interest, with the remaining amount representing $17.8 million in par. As a result, the Company recorded a $9.5 million gain on early extinguishment of debt during the fourth quarter of 2008. This gain is reflected in “Other Income/(Expense)” on the consolidated statement of income for the year ended December 31, 2008.
During the first quarter of 2009, the Company retired a portion of the 5-year Predecessor senior term notes due 2010. Of the $5.2 million in total cash paid, approximately $7 thousand was for accrued interest, with the remaining amount for principal representing $9.5 million in par on the 5% senior term notes due 2010. The Company also accelerated the recognition of the amortization of bond discount and debt issuance costs. The net gain recorded by the Company was approximately $4.3 million and is reflected in “Other Income/(Expense)” on the Company’s consolidated statement of income for the nine months ended September 30, 2009. There were no additional early retirements of debt during the second or third quarters of 2009.
Symphony CLO V
As discussed in Note 1, “Basis of Presentation,” the Company is required to consolidate into its financial results a collateralized loan obligation, Symphony CLO V, in accordance with U.S. generally accepted accounting principles. Although the Company does not hold any equity interest in this investment vehicle, an affiliate of MDP is the majority equity holder. The $378.5 million of Notes Payable and $24.2 million of Subordinated Notes reflected in the table, above, reflect debt obligations of Symphony CLO V. All of this debt is collateralized by the assets of Symphony CLO V.
Note 7 Derivative Financial Instruments
FASB Topic 815-10 deals with derivatives and requires recognition of all derivatives on the balance sheet at fair value. Derivatives that do not meet the criteria for hedge accounting must be adjusted to fair value through earnings. Changes in the fair value of derivatives that do meet the hedge accounting criteria under FASB Topic 815-10 are offset against the change in the fair value of the hedged assets or liabilities, with only any “ineffectiveness” (as defined) marked through earnings.
At September 30, 2009 and December 31, 2008, the Company did not hold any derivatives designated in a formal hedge relationship under the provisions of FASB Topic 815-10.
Derivative Transactions Related to Financing Part of the Transactions
At September 30, 2009 and December 31, 2008, the Company held nine interest rate swap derivative transactions and one collar derivative transaction that effectively converted $2.3 billion of variable rate debt under the term loan facility into fixed-rate borrowings. At December 31, 2008, the Company also held two basis swaps that effectively locked in the expected future difference between one-month and three-month LIBOR as the primary reference rate for our variable debt. Collectively, these derivatives are referred to as the “New Debt Derivatives.”
For the three and nine months ended September 30, 2009, the Company recorded $0.3 million and $0.1 million in unrealized gains, respectively, related to the New Debt Derivatives. Unrealized gains and losses on the New Debt Derivatives are reflected in “Other Income/(Expense)” on the accompanying consolidated statements of income. For the three and nine months ended September 30, 2008, the Company recorded $2.2 million and $3.1 million in unrealized losses, respectively.

Also for the three and nine months ended September 30, 2009, the Company recorded $19.6 million and $52.5 million, respectively, of interest expense for both periodic swap payments made by the Company as well as realized gains/losses on the New Debt Derivatives. These amounts are reflected in “Net Interest Expense” on the accompanying consolidated statements of income. For the three and nine months ended September 30, 2008, the Company recorded $7.5 million and $13.0 million, of interest expense, respectively.
At September 30, 2009, the FASB ASC 820-10 fair value of the New Debt Derivatives was a liability of $78.4 million and is reflected as $7.8 million of “Fair Value of Open Derivatives” under “Short-Term Obligations” and $70.6 million as “Fair Value of Open Derivatives” under “Long-Term Obligations” on the accompanying consolidated balance sheet as of September 30, 2009. At December 31, 2008, the FASB ASC 820-10 fair value of the New Debt Derivatives was a liability of $78.5 million and is reflected as $20.1 million of “Fair Value of Open Derivatives” under “Short-Term Obligations” and $58.5 million as “Fair Value of Open Derivatives” under “Long-Term Obligations” on the accompanying consolidated balance sheet as of December 31, 2008.
Contingent Features. The New Debt Derivatives are “pari-passu” (have equal rights of payment or seniority) with the $2.3 billion of variable rate debt under the term loan facility. Furthermore, in the event that the Company were to have a technical default of its debt covenants for the term loan facility, an acceleration of any amounts due on the New Debt Derivatives would only occur if the lenders accelerate the debt under the term loan facility. The aggregate gross fair value (not including the fair value credit valuation adjustment required by FASB ASC 820-10) of the New Debt Derivatives at September 30, 2009 is $87.1 million. Although the Company does have master netting agreements in place with the various counterparties to the New Debt Derivatives, as of September 30, 2009, each of the Company’s New Debt Derivatives are in a liability position. If the credit-risk-related contingent features underlying the New Debt Derivatives agreements had been triggered on September 30, 2009, the Company would have been required to make payments totaling $87.1 million to the various counterparties for the New Debt Derivatives. The Company does not have any collateral posted for the New Debt Derivatives.
Derivative Transactions Related to Certain Product Portfolios
The Company held futures contracts that were not designated as hedging instruments under FASB Topic 815-10 in order to mitigate overall market risk of certain product portfolios. By June 30, 2009, all of these positions had been terminated. At December 31, 2008, the net fair value of these open non-hedging derivatives was a liability of approximately $52.3 thousand and was included in “Fair Value of Open Derivatives” under “Other Short-Term Obligations” on the accompanying consolidated balance sheet as of December 31, 2008. For the nine months ended September 30, 2009, the Company recorded approximately $0.2 million of realized gains related to these futures contracts. These amounts are reflected in “Other Income/(Expense)” on the accompanying consolidated statement of income for this period. As all of these futures contracts were terminated by June 30, 2009, there were no unrealized gains/losses for the three months ended September 30, 2009. For the three and nine months ended September 30, 2008, the Company recorded $37 thousand of unrealized losses and $0.1 million of unrealized gains, respectively. The Company also recorded $0.1 million and $0.4 million of realized losses for the three and nine months ended September 30, 2008. Realized gains/losses and unrealized gains/losses are reflected in “Other Income/(Expense)” on the accompanying consolidated statements of income for those periods.

Note 8 Retirement Plans
The following table presents the components of the net periodic retirement plans’ benefit costs for the three and nine months ended September 30, 2009 and 2008, respectively (in 000s):

	Three Months		Three Months
	Ended September 30, 2009		Ended September 30, 2008

	Total	Post-	Total	Post-
	Pension	Retirement	Pension	Retirement

Service Cost	$367	$13	$382	$90

Interest Cost	629	114	599	165

Expected Return on Assets	(433)	-	(599)	-

Amortization of:
Unrecognized Prior Service Cost	(31)	24	(38)	-
Unrecognized (Gain)/Loss	114	(44)	-	-

Total	$646	$107	$344	$255

	Nine Months		Nine Months
	Ended September 30, 2009		Ended September 30, 2008

	Total	Post-	Total	Post-
	Pension	Retirement	Pension	Retirement

Service Cost	$1,101	$40	$1,145	$270

Interest Cost	1,886	342	1,799	496

Expected Return on Assets	(1,300)	-	(1,796)	-

Amortization of:
Unrecognized Prior Service Cost	(92)	72	(115)	-
Unrecognized (Gain)/Loss	342	(133)	-	-

Total	$1,937	$321	$1,033	$766

During 2009, the Company expects to contribute approximately $3.1 million to its qualified pension plan, approximately $3.5 million to its excess pension plan, and $0.5 million (net of expected Medicare Part D reimbursements) for benefit payments to its post-retirement benefit plan. For the first nine months of 2009, the Company has contributed $3.1 million to its qualified plan, paid out approximately $1.3 million in benefits related to its excess pension plan, and paid out $0.4 million in benefits related to its post-retirement plan.
Effective October 28, 2009, the excess pension plan was terminated and the actuarial equivalent of total benefits thereunder will be paid out in two tranches, commencing in 2009 and ending in 2010.
Note 9 Investments in Collateralized Loan and Debt Obligations
The Company holds an investment in the equity of two collateralized debt obligation entities for which it acts as a collateral manager, Symphony CLO I, Ltd. (“CLO”) and the Symphony Credit Opportunities Fund Ltd. (“CDO”), pursuant to collateral management agreements between the Company and each of the collateralized debt obligation entities. At September 30, 2009, the assets of the collateral pool of the CLO were approximately $355 million, which is based on traded cost plus traded cash. At September 30, 2009, the assets of the collateral pool for the CDO were approximately $466 million, which is based on traded market value and traded cash. At September 30, 2009 and December 31, 2008, the fair market value of the combined minority interest investment in the equity of these entities was $5.8 million and $2.1 million, respectively, reflected in “Investments” on the accompanying consolidated balance sheets for the respective periods.
The Company accounts for its investments in the CLO and CDO under FASB ASC 325-40. The excess of future cash flows over the initial investment at the date of purchase is recognized as interest income over the life of the investment using the effective yield method. The Company reviews cash flow estimates throughout the life of the CLO and CDO investment pool to determine whether an impairment of its equity investments should be recognized. Cash flow estimates are based on the underlying pool of collateral securities and take into account the overall credit quality of the issuers in the collateral securities, the forecasted default rate of the collateral securities and the Company’s past experience in managing similar securities. If an updated estimate of future cash flows (taking into account both timing and amounts) is less than the revised estimate, an impairment loss is recognized based on the excess of the carrying amount of the investment over its fair value. The Company has recorded its investment in the equity of the CLO and CDO in “Investments” on its consolidated balance sheets at fair value. Fair value is determined using current information, notably market yields and projected cash flows based on forecasted default and recovery rates that a market participant would use in determining the current fair value of the equity interest. Market yields, default rates and recovery rates used in the Company’s estimate of fair value vary based on the nature of the investments in the underlying collateral pools. In periods of rising credit default rates and lower debt recovery rates, the fair value, and therefore the carrying value, of the Company’s investments in the CLO and CDO may be adversely affected. The Company’s risk of loss is limited to the Company’s remaining cost basis in the equity of the CLO and the CDO, which combined, is approximately $3.8 million as of September 30, 2009.
Note 10 Mutual Fund Incentive Program
During July 2009, the Company funded $52 million into a recently created, secular trust as part of a newly established multi-year “Mutual Fund Incentive Program” for certain employees. The secular trust acquired shares of Nuveen mutual funds and other investment products supporting the awards under this new incentive program. The awards are subject to vesting and certain other restrictions.

At September 30, 2009, there is approximately $58.8 million included in “Investments” on the Company’s September 30, 2009 consolidated balance sheet, which represents the fair value of these investments at September 30, 2009. For accounting purposes, these investments are classified as “available-for-sale,” with any mark-to-market on these investments being recorded through accumulated other comprehensive income, a separate component of shareholders’ equity.

The $58.8 million of investments underlying the mutual fund incentive program is included in the “Issuer of Notes - Nuveen Investments, Inc.” column of the consolidating balance sheet presented in Note 12, “Financial Information Related to Guarantor Subsidiaries.” Although these investments are presented within the “Issuer of Notes” column, these investments may not be pledged as collateral for the debt obligations referenced in Note 12. The investments were purchased by a secular trust and the Company does not have access to these investments. The Company would only have access to these investments in the event that an employee receiving an award does not vest in their award.

For the nine months ended September 30, 2009, the Company has recorded approximately $12.3 million of compensation expense for this program, which is reflected in “Compensation and benefits” on the accompanying consolidated statement of income for that period. The corresponding liability of $12.3 million is included in “Accrued compensation and other expenses” on the accompanying consolidated balance sheet as of September 30, 2009.
Note 11 Recent Updates to Authoritative Accounting Literature
Codification
As discussed in Note 1, “Basis of Presentation,” the Company is required to make reference to U.S. GAAP starting with its September 30, 2009 financial statements under the new Codification.
As a result of the Codification, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right. Accounting Standards Updates will serve to only update the Codification, provide background information about the Codification’s guidance, and provide the bases for conclusions on change(s) in the Codification.
Variable Interest Entities
Prior to the Codification, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”), in June 2009.
SFAS No. 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. SFAS No. 167 will be effective for Nuveen Investments on January 1, 2010. The Company is currently evaluating the impact of SFAS No. 167 to its financial statements.
SFAS No. 167 amends FASB Interpretation No. 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest(s) give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics:
•	the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance; and

•	the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.
Additionally, the enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance.
SFAS No. 167 amends Interpretation 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. Before this Statement, Interpretation 46(R) required reconsideration of whether an enterprise is the primary beneficiary of a variable interest entity only when specific events occurred.
SFAS No. 167 also amends Interpretation 46(R) to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, which was based on determining which enterprise absorbs the majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both.
SFAS No. 167 amends certain guidance in Interpretation 46(R) for determining whether an entity is a variable interest entity. It is possible that application of this revised guidance will change an enterprise’s assessment of which entities with which it is involved are variable interest entities.
SFAS No. 167 amends Interpretation No. 46(R) to include an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance.
Finally, SFAS No. 167 amends Interpretation 46(R) to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity.
Note 12 Financial Information Related to Guarantor Subsidiaries
As discussed in Note 6, “Debt,” obligations under the 10.5% senior notes due 2015 are guaranteed by the Parent and each of the Company’s present and future, direct and indirect, wholly-owned material domestic subsidiaries (excluding subsidiaries that are broker dealers).
The following tables present consolidating supplementary financial information for the issuer of the notes (Nuveen Investments, Inc.), the issuer’s domestic guarantor subsidiaries, and the non-guarantor subsidiaries together with eliminations as of and for the periods indicated. The issuer’s Parent is also a guarantor of the notes. The Parent was a newly formed entity with no assets, liabilities or operations prior to the completion of the Transactions on November 13, 2007. Separate complete financial statements of the respective guarantors would not provide additional material information that would be useful in assessing the financial composition of the guarantors.
Consolidating financial information is as follows:

Nuveen Investments, Inc. & Subsidiaries
CONSOLIDATING BALANCE SHEET
September 30, 2009
(in 000s)

	Parent	Issuer of Notes				Consolidated
	Windy City			Non		excluding
	Investments,	Nuveen	Guarantor	Guarantor	Intercompany	Symphony CLO	Symphony
	Inc.	Investments, Inc.	Subsidiaries	Subsidiaries	Eliminations	V	CLO V	Consolidated

Assets
Cash and cash equivalents	$-	240,605	12,766	55,648	-	309,019	16,194	$325,213
Restricted cash for debt retirement	-	222,745	-	-	-	222,745	-	222,745
Management and distribution fees receivable	-	-	77,613	4,981	-	82,594	-	82,594
Other receivables	-	(1,171,992)	1,295,384	(105,816)	-	17,576	12,916	30,492
Furniture, equipment and leasehold improvements*	-	-	38,591	19,191	-	57,782	-	57,782
Investments	-	165,919	2,065	10,623	-	178,607	351,147	529,754
Investment in Subsidiaries	986,343	1,456,148	750,517	503	(3,193,511)	-	-	-
Goodwill	-	2,166,302	70,320	2,692	-	2,239,314	-	2,239,314
Intangible assets*	-	3,082,725	59,108	-	-	3,141,833	-	3,141,833
Current taxes receivable	-	6,400	178	-	-	6,578	-	6,578
Other assets	-	-	11,008	6,941	-	17,949	3,692	21,641

	$986,343	6,168,852	2,317,550	(5,237)	(3,193,511)	6,273,997	383,949	$6,657,946

Liabilities and Equity
Short-Term Obligations:
Term notes	$-	222,249	-	-	-	222,249	-	$222,249
Accounts payable	-	69	4,600	8,375	-	13,044	-	13,044
Accrued compensation and other expenses	-	57,552	62,184	678	-	120,414	2,275	122,689
Fair value of open derivatives	-	7,790	-	-	-	7,790	-	7,790
Other short-term liabilities	-	-	605	452	-	1,057	23,017	24,074

Total Short-Term Obligations	-	287,660	67,389	9,505	-	364,554	25,292	389,846

Long-Term Obligations:
Term notes	-	3,781,987	-	-	-	3,781,987	402,748	4,184,735
Fair value of open derivatives	-	70,589	-	-	-	70,589	-	70,589
Deferred income tax liability, net	-	1,042,273	(23,479)	3,924	-	1,022,718	-	1,022,718
Other long-term liabilities	-	-	21,842	2,843	-	24,685	-	24,685

Total Long-Term Obligations	-	4,894,849	(1,637)	6,767	-	4,899,979	402,748	5,302,727

Total Liabilities	-	5,182,509	65,752	16,272	-	5,264,533	428,040	5,692,573

Equity:
Nuveen Investments shareholders’ equity	986,343	986,343	2,228,730	(21,562)	(3,193,511)	986,343	-	986,343
Noncontrolling interest	-	-	23,068	53		23,121	(44,091)	(20,970)

Total equity	986,343	986,343	2,251,798	(21,509)	(3,193,511)	1,009,464	(44,091)	965,373

	$986,343	6,168,852	2,317,550	(5,237)	(3,193,511)	6,273,997	383,949	$6,657,946

* At cost, less accumulated depreciation and amortization

Nuveen Investments, Inc. & Subsidiaries
CONSOLIDATING STATEMENTS OF OPERATIONS
For the Nine Months Ended September 30, 2009
(in 000s)

	Parent	Issuer of Notes				Consolidated
		Nuveen				excluding
	Windy City	Investments,	Guarantor	Non Guarantor	Intercompany	Symphony CLO	Symphony
	Investments, Inc.	Inc.	Subsidiaries	Subsidiaries	Eliminations	V	CLO V	Consolidated

Operating revenues:

Investment advisory fees	$-	-	442,621	3,013	-	445,634	-	$445,634

Product distribution	-	-	-	756	-	756	-	756

Performance fees/other revenue	-	-	9,276	30,187	(28,166)	11,297	-	11,297

Total operating revenues	-	-	451,897	33,956	(28,166)	457,687	-	457,687

Operating expense

Compensation and benefits	-	1,758	168,868	17,516	-	188,142	-	188,142

Severance	-	-	7,459	-	-	7,459	-	7,459

Advertising and promotional costs	-	-	6,352	267	-	6,619	-	6,619

Occupancy and equipment costs	-	-	19,509	5,901	-	25,410	-	25,410

Amortization of intangible assets	-	48,630	4,092	-	-	52,722	-	52,722

Travel and entertainment	-	228	5,578	1,099	-	6,905	-	6,905

Outside and professional services	-	43	25,729	4,978	(40)	30,710	-	30,710

Other operating expenses	-	1,679	25,500	31,484	(28,126)	30,537	-	30,537

Total operating expenses	-	52,338	263,087	61,245	(28,166)	348,504	-	348,504

Other income/(expense)	-	2,140	(4,837)	392	-	(2,305)	93,467	91,162

Net interest revenue/(expense)	-	(220,225)	864	175	-	(219,186)	19,724	(199,462)

Income/(loss) before taxes	-	(270,423)	184,837	(26,722)	-	(112,308)	113,191	883

Income tax expense/(benefit)	-	(43,373)	6,612	2,802	-	(33,959)	-	(33,959)

Net income (loss)	-	(227,050)	178,225	(29,524)	-	(78,349)	113,191	34,842

Less: net (income)/loss attributable to the noncontrolling interests	-	-	1,095	3	-	1,098	113,191	114,289

Net income/(loss) attributable to Nuveen Investments	$-	(227,050)	177,130	(29,527)	-	(79,447)	-	$(79,447)

Nuveen Investments, Inc. & Subsidiaries
CONSOLIDATING STATEMENTS OF CASH FLOW
For the Nine Months Ended September 30, 2009
(in 000s)

	Parent	Issuer of Notes			Consolidated
	Windy City	Nuveen			excluding
	Investments,	Investments,	Guarantor	Non Guarantor	Symphony CLO	Symphony CLO
	Inc.	Inc.	Subsidiaries	Subsidiaries	V	V	Consolidated

Cash flows from operating activities:
Net income/(loss)	$-	(227,050)	178,225	(29,524)	(78,349)	113,191	$34,842

Adjustments to reconcile net income/(loss) to net cash provided from operating activities:

Net (income)/loss attributable to noncontrolling interests	-	-	(1,095)	(3)	(1,098)	(113,191)	(114,289)

Deferred income taxes	-	(43,593)	6,612	2,997	(33,984)	-	(33,984)

Depreciation of office property, equipment, and leaseholds	-	-	7,953	3,259	11,212	-	11,212

Loss on sale of fixed assets		-	1,767	4	1,771		1,771

Realized (gains)/losses from available-for sale investments	-	(2,484)	(180)	13	(2,651)	-	(2,651)

Unrealized (gains)/losses on derivatives	-	(142)	-	-	(142)	-	(142)

Amortization of intangible assets	-	48,630	4,092	-	52,722	-	52,722

Amortization of debt related items, net	-	8,665	-	-	8,665	-	8,665

Compensation expense for equity plans	-	1,758	23,337	337	25,432	-	25,432

Compensation expense for mutual fund incentive plan	-	-	12,343	-	12,343	-	12,343

Net gain on early retirement of Senior Unsecured Notes-5% of 2010	-	(4,291)	-	-	(4,291)	-	(4,291)

Loss due to acceleration of deferred debt items from first lien paydown	-	3,697	-	-	3,697	-	3,697

Net change in working capital	-	136,401	(210,143)	27,270	(46,472)	-	(46,472)

Net cash provided by / (used in) operating activities	-	(78,409)	22,911	4,353	(51,145)	-	(51,145)

Cash flow from financing activities

Proceeds from loans and notes payable, net of discount	-	451,500	-	-	451,500	-	451,500

Debt issuance costs	-	(29,890)	-	-	(29,890)	-	(29,890)

Restricted cash: escrow for senior notes due 9/15/10	-	(222,745)	-	-	(222,745)	-	(222,745)

Repayments of notes payable	-	(210,441)	-	-	(210,441)	-	(210,441)

Early retirement of notes payable	-	(5,178)	-	-	(5,178)	-	(5,178)

Purchase of noncontrolling interests	-	-	(18,132)	-	(18,132)	-	(18,132)

Payment of income allocation to noncontrolling interests	-	(211)	(1,842)	-	(2,053)	-	(2,053)

Undistributed income allocation for noncontrolling interests	-	-	1,095	3	1,098	-	1,098

Dividends paid	-	(95)	-	-	(95)	-	(95)

Deferred and restricted Class A unit payouts	-	-	(280)	-	(280)	-	(280)

Net cash provided by / (used in) financing activities	-	(17,060)	(19,159)	3	(36,216)	-	(36,216)

Cash flow from investing activities:

Winslow acquisition	-	(92)	(5)	-	(97)	-	(97)

HydePark acquisition	-	(2,692)	-	-	(2,692)	-	(2,692)

Purchase of office property and equipment	-	-	(5,265)	(2,719)	(7,984)	-	(7,984)

Proceeds from sales of investment securities	-	27,101	-	-	27,101	-	27,101

Purchase of investment securities	-	(19,412)	(250)	-	(19,662)	-	(19,662)

Purchase of securities for mutual fund incentive program	-	(52,000)	-	-	(52,000)	-	(52,000)

Net change in consolidated funds	-	-	-	-	-	767	767

Other	-	-	-	1	1	-	1

Net cash provided by / (used in) investing activities	-	(47,095)	(5,520)	(2,718)	(55,333)	767	(54,566)

Effect of exchange rates on cash and cash equivalents	-	4	-	-	4	-	4

Increase/(decrease) in cash and cash equivalents	-	(142,560)	(1,768)	1,638	(142,690)	767	(141,923)

Cash and cash equivalents

Beginning of year	-	383,165	14,534	54,010	451,709	15,427	467,136

End of period	$-	240,605	12,766	55,648	309,019	16,194	$325,213

Note 13 Subsequent Events
FASB Topic 855-10 deals with subsequent events and establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are “available to be issued” (as defined). FASB Topic 855-10 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.
FASB Topic 855-10 defines two varieties of subsequent events: (1) events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet (called “recognized” subsequent events), and (2) events that provide evidence about conditions that did not exist at the date of the balance sheet, but arose after that date (called “non-recognized” subsequent events). FASB Topic 855-10 requires that companies recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. For example, the settlement of litigation (after the balance sheet date, but before the date the financial statements are issued or available to be issued) falls within this category of subsequent events where the events that “gave rise” to the litigation had taken place before the balance sheet date. Conversely, a company does not recognize subsequent events that provide evidence about conditions that did not exist at the balance sheet date, but instead arose after the balance sheet date and before the date on which financial statements are issued or are available to be issued. Examples of this type of subsequent event include sales of investments or business combinations.
Finally, FASB Topic 855-10 states that some non-recognized subsequent events may be of such a nature that they must be disclosed to keep the financial statements from being characterized as being misleading. With respect to this type of subsequent event, a company would be required to disclose: (1) the nature of the event, and (2) an estimate of its financial effect or an affirmative statement that such an estimate cannot be made.
The FASB stated that this standard should not result in significant changes in subsequent events that an entity reports – either through recognition or disclosure – in its financial statements. FASB Topic 855-10 applies with respect to interim or annual reporting periods ending after June 15, 2009.
The Company has evaluated subsequent events under the provisions of FASB Topic 855-10 and has determined that, through November 12, 2009, the filing date for the Company’s September 30, 2009 interim financial statements, there were no events occurring subsequent to September 30, 2009 fitting the criteria of FASB Topic 855-10 that needed to be reflected on the Company’s statement of financial position as of September 30, 2009 or results of operations for the three and nine months ended September 30, 2009.
Termination of Excess Pension Plan
Effective October 28, 2009, the excess pension plan was terminated and the actuarial equivalent of total benefits thereunder will be paid out in two tranches, commencing in 2009 and ending in 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Description of the Business
The principal businesses of Nuveen Investments are investment management and related research, as well as the development, marketing and distribution of investment products and services for the high-net-worth and institutional market segments. We distribute our investment products and services, which include managed accounts, closed-end exchange-traded funds (“closed-end funds”), and open-end mutual funds (“open-end funds” or “mutual funds”) primarily to high-net-worth and institutional investors through intermediary firms, including broker-dealers, commercial banks, private banks, affiliates of insurance providers, financial planners, accountants, consultants and investment advisors.
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
In addition to investment advisory fees, we have two other main sources of operating revenue: performance fees and distribution and underwriting revenue. Performance fees are earned when investment performance on certain institutional accounts and private funds exceeds a contractual threshold. These fees are recognized only at the performance measurement date contained in the individual account management agreement. Distribution revenue is earned when certain funds are sold to the public through financial advisors. Generally, distribution revenue will rise and fall with the level of our sales of mutual fund products. Underwriting fees are earned on the initial public offerings of our closed-end funds. The level of underwriting fees earned in any given year will fluctuate depending on the number of new funds offered, the size of the funds offered and the extent to which we participate as a member of the syndicate group underwriting the fund. Also included in distribution and underwriting revenue is revenue relating to our MuniPreferred® and FundPreferred®. These are types of auction rate preferred stock (“ARPS”) issued by our closed-end funds, shares of which have historically been bought and sold through a secondary market auction process. A participation fee has been paid by the fund to the auction participants based on shares traded. Access to the auction must be made through a participating broker. We have offered non-participating brokers access to the auctions, for which we earned a portion of the participation fee. Beginning in mid-February 2008, the auctions for our ARPS, for the ARPS issued by other closed-end funds and for other auction rate securities began to fail on a widespread basis and have continued to fail. As we have described in several public announcements, we and the Nuveen closed-end funds have been working on various forms of debt and equity financing to redeem all of the approximately $15.4 billion of ARPS issued by our closed-end funds. As of September 30, 2009, the Nuveen funds had completed the redemption of approximately $6.6 billion of ARPS issued by them and we and the Nuveen funds continue to work on alternatives to address the remaining outstanding ARPS of these funds. However, turmoil in the credit markets beginning in September 2008 has severely hampered our efforts to redeem ARPS. If the Nuveen funds are unable to obtain debt or equity financing sufficient to redeem the remaining outstanding ARPS of the Nuveen funds, we do not expect this failure to have a direct adverse impact on the financial position, operating results or liquidity of Nuveen Investments since ARPS are obligations of the Nuveen funds and neither Nuveen Investments nor the Nuveen funds are contractually obligated to redeem, or provide liquidity to redeem, ARPS. However, Nuveen Investments and the Nuveen funds believe that it is in the best interests of the holders of ARPS and the common shareholders of the Nuveen funds to refinance the ARPS issued by the Nuveen funds as soon as practicable. The redemption of ARPS and certain related financings may result in lower advisory fees. We also expect distribution and underwriting revenue relating to ARPS to continue to decrease.
Sales of our products, and our profitability, are directly affected by many variables, including investor preferences for equity, fixed-income or other investments, the availability and attractiveness of competing products, market performance, continued access to distribution channels, changes in interest rates, inflation, and income tax rates and laws.
Acquisition of the Company
On June 19, 2007, Nuveen Investments, Inc. (the “Predecessor”) entered into an agreement (the “merger agreement”) under which a group of private equity investors led by Madison Dearborn Partners, LLC (“MDP”) agreed to acquire all of the outstanding shares of the Predecessor for $65.00 per share in cash. The Board of Directors and shareholders of the Predecessor approved the merger agreement. The transaction closed on November 13, 2007 (the “effective date”).
On the effective date, Windy City Investments Holdings, L.L.C. (“Holdings”) acquired all of the outstanding capital stock of the Predecessor for approximately $5.8 billion in cash. Holdings is owned by MDP, affiliates of BAML Capital Partners (formerly known as Merrill Lynch Global Private Equity) and certain other co-investors and certain of our employees, including senior management. Windy City Investments, Inc. (“Parent”) and Windy City Acquisition Corp. (the “Merger Sub”) are corporations formed by Holdings in connection with the acquisition and, concurrently with the closing of the acquisition on November 13, 2007, the Merger Sub merged with and into Nuveen Investments, which was the surviving corporation (the “Successor”) and assumed the obligations of the Merger Sub by operation of law. The merger agreement and the related financing transactions resulted in the following events which are collectively referred to as the “Transactions” or “MDP Transactions”:
•	the purchase by the equity investors of common units of Holdings for approximately $2.8 billion in cash and/or through a roll-over of existing equity interests in Nuveen Investments;

•	the entering into by the Merger Sub of a new senior secured credit facility comprised of (1) a $2.3 billion term loan facility with a term of seven years and (2) a $250 million revolving credit facility with a term of six years;

•	the offering by the Merger Sub of $785 million of senior notes due in 2015;

•	the merger of the Merger Sub with and into Nuveen Investments, with Nuveen Investments (the “Successor”) as the surviving corporation, and the payment of the related merger consideration; and

•	the payment of approximately $177 million of fees and expenses related to the Transactions, including approximately $53 million of fees expensed.
Immediately following the merger, Nuveen Investments became a wholly owned direct subsidiary of Parent and a wholly owned indirect subsidiary of Holdings.
The purchase price of the Company has been allocated to the assets and liabilities acquired based on their estimated fair market values at the date of acquisition as described in Note 3, “Purchase Accounting,” to our annual financial statements.
Unless the context requires otherwise, “Nuveen Investments,” “we,” “us,” “our” or the “Company” refers to the Successor and its subsidiaries, and for periods prior to November 13, 2007, the Predecessor and its subsidiaries.
The acquisition of Nuveen Investments was accounted for as a business combination using the purchase method of accounting, whereby the purchase price (including liabilities assumed) was allocated to the assets acquired based on their estimated fair market values at the date of acquisition and the excess of the total purchase price over the fair value of the Company’s net assets was allocated to goodwill. The purchase price paid by Holdings to acquire the Company and related purchase accounting adjustments were “pushed down” and recorded on Nuveen Investments and its subsidiaries’ financial statements and resulted in a new basis of accounting for the “successor” period beginning on the day the acquisition was completed. As a result, the purchase price and related costs were allocated to the estimated fair values of the assets acquired and liabilities assumed at the time of the acquisition based on management’s best estimates, which were based in part on the work of external valuation specialists engaged to perform valuations of certain of the tangible and intangible assets.
As a result of the consummation of the Transactions and the application of purchase accounting as of November 13, 2007, the consolidated financial statements for periods after November 13, 2007 are presented on a different basis than that for periods prior to November 13, 2007, and therefore are not comparable to prior periods.
Recent Events
Acquisition of Winslow Capital Management
On December 26, 2008, we acquired Winslow Capital Management (“Winslow Capital”). Winslow Capital specializes in large-cap growth investment strategies for institutions and high-net-worth investors and had approximately $4.5 billion in assets under management at the time of the acquisition. The results of Winslow Capital’s operations are included in our consolidated statement of income since the acquisition date. The aggregate purchase price was $77 million (net of cash acquired) plus certain contingent payments which may become due at the end of 2011 and 2013.
Summary of Operating Results
The table presented below highlights the results of our operations for the three-month and nine-month periods ended September 30, 2009 and 2008:

Financial Results Summary
Company Operating Statistics
(in millions)
	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	% change	2009	2008	% change
Gross sales of investment products	$6,450	$6,501	(1)	$18,424	$16,076	15
Net flows of investment products	(725)	(1,745)	58	(1,735)	(5,706)	70
Assets under management (1)	140,979	134,065	5	140,979	134,065	5
Operating revenues	161.6	191.4	(16)	457.7	579.4	(21)
Operating expenses	126.5	121.0	5	348.5	381.0	(9)
Other income/(expense)	17.1	(41.0)	142	91.2	(64.4)	242
Net interest expense	74.2	59.7	24	199.5	196.7	1
Income tax (benefit)/expense	(19.0)	5.6	N/A	(34.0)	1.5	N/A
Noncontrolling interest net income/(loss)	30.4	(26.9)	N/A	114.3	(48.9)	334
Net income/(loss) attributable to Nuveen	(33.4)	(9.1)	266	(79.4)	(15.4)	417
          (1)    At period end.
Results of Operations
The following tables and discussion and analysis contain important information that should be helpful in evaluating our results of operations and financial condition, and should be read in conjunction with the Consolidated Financial Statements and related notes.

Gross sales of investment products (which include new managed accounts, deposits into existing managed accounts and the sale of mutual fund and closed-end fund shares) for the three-month and nine-month periods ended September 30, 2009 and 2008 are shown below:

Gross Investment Product Sales
(in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Closed-End Funds	$254	$-	$561	$2
Mutual Funds	2,348	1,635	5,677	4,828
Retail Managed Accounts	2,044	2,026	6,898	5,846
Institutional Managed Accounts	1,804	2,840	5,288	5,400

Total	$6,450	$6,501	$18,424	$16,076

For the three-month period ended September 30, 2009, gross sales were consistent with sales in the same period of the prior year. In September 2009, we completed the initial public offering of the Nuveen Enhanced Municipal Value Fund, raising over $250 million in its common share offering. Mutual fund sales were up $0.7 billion or 44% versus sales in the same quarter of the prior year. This increase was driven by a 39% increase in municipal fund sales and a 49% increase in international and global value fund sales. Retail managed account sales were flat for the period versus sales in the third quarter of the prior year, driven by a 16% increase in municipal account sales and the acquisition of Winslow Capital, which contributed $0.1 billion in sales during the quarter. These increases were primarily offset by a 33% decline in international and global value account sales. Institutional managed account sales declined $1.0 billion, or 36% versus sales in the third quarter of the prior year. Prior year gross sales included $1.3 billion raised from the issuance of two collateralized loan obligations (“CLOs”). Excluding the impact of the prior year CLO sales, institutional managed account sales increased $0.3 billion driven mainly by an increase in sales as a result of the Winslow Capital acquisition, which drove $0.7 billion of sales in the third quarter.
For the nine-month period ended September 30, 2009, gross sales were up $2.3 billion or 15% versus sales in the same period of the prior year. Closed-end fund sales increased $0.6 billion due to the 2009 initial public offerings of Nuveen Municipal Value 2, four state municipal funds (Pennsylvania Value, New York Value 2, New Jersey Value and California Value 2) and the Nuveen Enhanced Municipal Value Fund. There were no new offerings in 2008. Mutual fund sales increased $0.8 billion or 18%, driven by a 54% increase in international and global value fund sales and a 7% increase in municipal fund sales. These increases were partially offset by lower growth and domestic value fund sales. Retail managed account sales were up $1.1 billion or 18%, driven by a $0.5 billion (19%) increase in municipal account sales, a $0.2 billion increase in taxable fixed income account sales and the acquisition of Winslow Capital, which contributed $0.3 billion in sales during the period. Institutional managed account sales were down $0.1 billion, or 2% versus prior year. The decline was driven by $0.7 billion (47%) of lower international and global value account sales and $0.2 billion (12%) of lower domestic value account sales. Symphony institutional sales also declined for the period as a result of the $1.3 billion raised in 2008 through the issuance of two CLOs. Partially offsetting these declines was an increase in sales as a result of the acquisition of Winslow Capital, which drove a $2.1 billion increase in sales.
Net flows of investment products for the three-month and nine-month periods ended September 30, 2009 and 2008 are shown below:

Net Flows (in millions)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Closed-End Funds	$377	$(1,171)	$(178)	$(1,120)
Mutual Funds	1,395	147	2,756	953
Retail Managed Accounts	(338)	(1,895)	(2,153)	(6,241)
Institutional Managed Accounts	(2,159)	1,174	(2,160)	702

Total	$(725)	$(1,745)	$(1,735)	$(5,706)

For the three-month period ended September 30, 2009, we experienced $0.7 billion of net outflows, driven mainly by the loss of one large institutional account, which accounted for $2.2 billion in redemptions during the period. Mutual fund net flows were up $1.2 billion for the period, driven by higher sales and a decline in redemptions on municipal funds. Retail managed accounts experienced $0.3 billion of net outflows for the quarter, but improved significantly versus the $1.9 billion of net outflows in the same quarter of the prior year. This improvement was seen across nearly all of our investment styles. The launch of the Nuveen Enhanced Municipal Value Fund and the re-leveraging of several other funds resulted in closed-end fund net inflows of $0.4 billion for the period. This compares favorably to the third quarter of 2008 when market depreciation caused several of the funds to reduce leverage in order to stay within internal operating leverage ratio bands.
For the nine-month period ended September 30, 2009, we experienced $1.7 billion of net outflows, driven mainly by outflows of retail and institutional managed accounts. Retail managed account outflows were heavily skewed toward the first part of the year with $1.8 billion of the $2.2 billion in outflows occurring in the first quarter during a volatile and challenging market environment. Institutional net outflows were driven by the third quarter institutional redemption discussed above, as well as the redemption of one large alternative investment account (nearly $0.5 billion) in June. These outflows were partially offset by inflows as a result of the acquisition of Winslow Capital, which contributed $1.2 billion in net inflows for the period. Closed-end fund sales of $0.6 billion were offset by $0.8 billion in selective taxable fixed income and equity fund de-leveraging resulting in slight outflows for the year-to-date period. Offsetting these net outflows were mutual fund net inflows of $2.8 billion, which were up $1.8 billion versus the prior year driven by higher sales of municipal and international and global value funds and lower redemptions of municipal and domestic value funds.
The following table summarizes net assets under management:

Net Assets Under Management
(in millions)

	September 30,	December 31,	September 30,
	2009	2008	2008
Closed-End Funds	$ 45,629	$ 39,858	$ 44,710
Mutual Funds	20,571	14,688	17,661
Retail Managed Accounts	38,336	34,860	40,368
Institutional Managed Accounts	36,443	29,817	31,326

Total	$ 140,979	$ 119,223	$ 134,065

Assets under management at September 30, 2009, were approximately $141 billion, an increase of 5% versus assets under management at September 30, 2008, and an increase of 18% versus assets under management at December 31, 2008. Over the last twelve months we experienced a change in our product mix reflective of market conditions, with municipal assets as a percent of total assets increasing while both equity and taxable fixed income assets as a percent of total declined. At September 30, 2009, 49% of our assets were in municipal portfolios, 43% in equity portfolios and 8% in taxable income portfolios. This style profile is similar to the profile of our assets at December 31, 2008 (48% municipal, 44% equity and 8% taxable income). At September 30, 2008, 45% of our assets were in municipal portfolios, 45% in equity portfolios and 10% in taxable income portfolios.

The following table presents the component changes in our assets under management for the three-month and nine-month periods ended September 30, 2009 and 2008:

Change in Net Assets Under Management
(in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Gross Sales	$6,450	$6,501	$18,424	$16,076
Reinvested Dividends	118	(170)	295	54
Redemptions	(7,293)	(8,076)	(20,454)	(21,836)

Net Flows	(725)	(1,745)	(1,735)	(5,706)

Appreciation/(Depreciation)	13,889	(16,022)	23,490	(24,536)

Increase/(Decrease) in Assets	$13,164	$(17,767)	$21,755	$(30,242)

Assets under management were up $13.2 billion during the three-month period ended September 30, 2009, as a result of $13.9 billion of market appreciation. Market appreciation during the quarter was comprised of $8.2 billion of equity, $1.2 billion of taxable fixed-income and $4.5 billion of municipal market appreciation. Partially offsetting this strong market appreciation was $0.7 billion of net outflows for the period.
Similarly, assets under management were up $21.8 billion during the nine-month period ended September 30, 2009, as a result of market appreciation of $23.5 billion, partially offset by $1.7 billion of net outflows. Year-to-date market movement was comprised of $12.7 billion of equity, $7.9 billion of municipal and $2.9 billion of taxable fixed-income market appreciation.
Investment advisory fee income, net of sub-advisory fees and expense reimbursements, for the three-month and nine-month periods ended September 30, 2009 and 2008 is shown in the following table:

Investment Advisory Fees (1)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Closed-End Funds	$62,798	$66,071	$175,748	$200,778
Mutual Funds	26,161	26,988	68,917	80,158
Managed Accounts	71,228	87,220	200,969	276,036

Total	$160,187	$180,279	$445,634	$556,972

(1) Sub-advisory fee expense for the three-month and nine-month periods ended September 30, 2009 and 2008 was $4.2 million, $6.3 million, $11.3 million and $19.9 million, respectively.

For the three-month period ended September 30, 2009, advisory fees of $160.2 million were down $20.1 million, or 11%, from the same period of the prior year. Advisory fees were down across all product categories driven by lower average asset levels, mainly as the result of significant market depreciation in the second half of 2008. Advisory fees for closed-end funds, mutual funds and managed accounts declined $3.3 million (5%), $0.8 million (3%) and $16.0 million (18%), respectively, when compared to the same period of the prior year.
Advisory fees for the nine-month period ended September 30, 2009, declined $111.3 million, or 20% versus the same period of the prior year. Similar to the third quarter, advisory fees were down across all product categories driven by lower average asset levels, mainly as the result of significant market depreciation. Closed-end fund fees were down $25.0 million, or 12% from the same period of the prior year. Mutual fund fees were down $11.2 million, or 14% and managed account fees declined $75.1 million or 27% from the same period of the prior year.

Product distribution revenue for the three-month and nine-month periods ended September 30, 2009 and 2008 is shown in the following table:

Product Distribution
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Closed-End Funds	$492	$-	$917	$(39)
Muni/Fund Preferred®	127	909	1,165	3,048
Mutual Funds	(548)	233	(1,326)	183

Total	$71	$1,142	$756	$3,192

For the three-month period ended September 30, 2009, product distribution revenue declined largely due to a $0.8 million reduction in MuniPreferred® and FundPreferred® fees as a result of an overall decline in ARPS outstanding due to the redemption of these shares and as well as reduction in the fee rate. Mutual fund distribution revenue declined $0.8 million driven mainly by an increase in commissions paid on high dollar value sales as a result of the increase in mutual fund sales. Partially offsetting these declines was an increase in underwriting revenue as a result of the Nuveen Enhanced Municipal Value closed-end fund offering in the third quarter of 2009.
For the nine-month period ended September 30, 2009, product distribution revenue declined $2.4 million, or 76% from the same period of the prior year. Similar to the third quarter, the year-to-date decline was primarily driven by a decline in MuniPreferred® and FundPreferred® fees as a result of an overall decline in ARPS outstanding as a result of the redemption of these shares as well as a reduction in the fee rate. Mutual fund distribution revenue declined $1.5 million driven mainly by an increase in commissions paid on high dollar value sales as a result of the increase in mutual fund sales. These declines were partially offset by an increase in closed-end fund underwriting revenue resulting from the six initial public offerings year-to-date.
Performance Fees/Other Revenue
Performance fees/other revenue consists of performance fees earned on institutional assets managed, HydePark consulting revenue and various fees earned in connection with services provided on behalf of our defined portfolio assets under surveillance. For the three-month period ended September 30, 2009, performance fees were $0.6 million, down $8.0 million from the same period of the prior year driven by lower performance fees on Symphony accounts, partially offset by higher performance fees on Tradewinds accounts. Other revenue for the third quarter was $0.7 million, down $0.6 million or 49% from the same period of the prior year driven by lower HydePark consulting revenue.
For the nine-month period ended September 30, 2009, performance fees were $9.3 million, down $6.5 million from $15.8 million in the same period of the prior year. Significantly lower performance fees on Symphony accounts were partially offset by higher performance fees on Tradewinds accounts. Year-to-date other revenue was $2.0 million, down by $1.4 million or 41% for the period resulting from lower HydePark consulting revenue.

Operating Expenses
The following table summarizes operating expenses for the three-month and nine-month periods ended September 30, 2009 and 2008:

Operating Expenses
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Compensation and benefits	$70,995	$66,299	$188,142	$218,623
Severance	764	1,880	7,459	13,552
Advertising and promotional costs	2,513	3,662	6,619	10,400
Occupancy and equipment costs	9,005	7,413	25,410	21,141
Amortization of intangible assets	20,302	16,235	52,722	48,635
Travel and entertainment	2,144	2,954	6,905	9,443
Outside and professional services	10,096	11,992	30,710	32,483
Other operating expenses	10,650	10,607	30,537	26,736

Total	$126,469	$121,042	$348,504	$381,013

Compensation and Benefits
Compensation and related benefits increased $4.7 million for the three-month period ended September 30, 2009, relative to the same period of the prior year. One of the drivers of the increase was the acquisition of Winslow Capital which added approximately $1.6 million in compensation and benefits for the period. For the nine-month period ended September 30, 2009, compensation and related benefits declined $30.5 million mainly as a result of a reduction in incentive compensation as a result of the overall decline in earnings, and a reduction in staffing levels.
Advertising and Promotional Costs
For the three-month and nine-month periods ended September 30, 2009, advertising and promotional costs declined $1.1 million and $3.8 million, respectively. These declines reflect reductions in advertising and event spending as well as lower platform fees as a result of lower assets under management.
Occupancy and Equipment Costs
For the three-month and nine-month periods ended September 30, 2009, occupancy and equipment costs increased $1.6 million and $4.3 million, respectively, primarily driven by higher depreciation and amortization expense.
Outside and Professional Services
Outside and professional services expense declined $1.9 million and $1.8 million for the three-month and nine-month periods ended September 30, 2009. The lower spending was due to a decline in consulting fees, partially offset by higher electronic data and research costs for our investment teams.
All Other Operating Expenses
All other operating expenses, including severance, amortization of intangible assets, travel and entertainment, structuring fees, recruiting, fund organization costs, communication costs, software, insurance, contributions and other expenses increased $2.2 million for the three-month period ended September 30, 2009, due to increased amortization expense as the result of the Winslow Capital acquisition. This increase in amortization expense is partially offset by lower severance expense and reductions in travel and entertainment spending. For the nine-month period ended September 30, 2009, all other operating expenses decreased $0.8 million. The lower spending is driven by significant reductions in severance expense, recruiting and travel and entertainment, partially offset by increased structuring fees, fund organization expenses and amortization expense.
Other Income/(Expense)
Other income/(expense) includes realized gains and losses on investments and miscellaneous income/(expense), including the gain or loss on the disposal of property.
The following is a summary of other income/(expense) for the three-month and nine-month periods ended September 30, 2009 and 2008:

Other Income/(Expense)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Gains/(Losses) on Investments	$1,361	$(3,739)	$2,102	$(3,864)
Gains/(Losses) on CLO V	22,559	(35,406)	95,037	(56,720)
Gains/(Losses) on Fixed Assets	(967)	-	(968)	(4)
Transaction (Expense)	(1,680)	(1,345)	(3,245)	(2,134)
Miscellaneous Income/(Expense)	(4,215)	(527)	(1,764)	(1,673)

Total	$17,058	$(41,017)	$91,162	$(64,395)

Included in other income/(expense) is $22.6 million for the three-month period ended September 30, 2009, and $95.0 million for the nine-month period ended September 30, 2009, in unrealized gains on Symphony CLO V, a collateralized loan obligation managed by Symphony in which MDP owns a controlling equity interest, but the Company has no equity. Because of the MDP equity in Symphony CLO V, we are required to consolidate Symphony CLO V in our financial statements (see also “Net Income/Loss Due to Noncontrolling Interests,” below). In addition to the investment gains reported on the consolidated CLO, we recorded approximately $0.5 million in the quarter and $1.6 million year-to-date in miscellaneous expense also as a result of the consolidation of Symphony CLO V, reflected in miscellaneous income/(expense). Also included in miscellaneous expense is $3.7 million for both the three-month and nine-month periods ended September 30, 2009, related to the accelerated amortization of debt issuance costs as a result of the partial pay down of our term loan in the third quarter (see “Capital Resources, Liquidity and Financial Resources” below for additional information). Transaction-related fees were $1.7 million and $3.2 million for the three-month and nine-month periods ended September 30, 2009.
Net Interest Expense
The following is a summary of net interest expense for the three-month and nine-month periods ended September 30, 2009 and 2008:

Net Interest Expense
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Dividend and Interest Revenue	$10,873	$11,187	$29,878	$31,316
Interest Expense	(85,041)	(70,916)	(229,340)	(228,023)

Total	$(74,168)	$(59,729)	$(199,462)	$(196,707)

For the three-month and nine-month periods ending September 30, 2009, net interest expense increased $14.4 million and $2.8 million, respectively, when compared to the same periods in the prior year. The main driver of this increase was $11.3 million in interest expense related to our second lien debt. In addition, interest expense from the consolidation of Symphony CLO V was approximately $0.9 million higher for the three-month period ended September 30, 2009, although $9.1 million lower for the nine-month period ended September 30, 2009 when compared to the same periods in the prior year.
Included in dividend and interest revenue for 2009 is $9.7 million for the three-month period ended September 30, 2009 and $26.4 million for the nine-month period ended September 30, 2009 of interest revenue from the consolidation of Symphony CLO V. For the three-month and nine-month periods ended September 30, 2008, dividend and interest revenue from the consolidation of Symphony CLO V was $8.9 million and $23.1 million, respectively.

Net Income/Loss due to Noncontrolling Interests
Symphony CLO V, which is required to be consolidated, is a noncontrolling interest. We have no equity interest in this CLO investment vehicle and all gains and losses recorded in our financial statements are attributable to other investors. For the three-month and nine-month periods ended September 30, 2009, we recorded $30.4 million and $114.3 million of net income, respectively, on this investment which is offset in net income/loss attributable to noncontrolling interests.
Also included in net income/loss attributable to noncontrolling interests are equity-based, noncontrolling profits interests that have been granted to key employees at NWQ, Tradewinds, Symphony and Santa Barbara for their respective businesses. For additional information on these noncontrolling interests, please refer to “Capital Resources, Liquidity and Financial Condition - Equity” below.
Recent Updates to Authoritative Accounting Literature
Codification
During June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a Replacement of FASB Statement No. 162” (“SFAS No. 168”). SFAS No. 168 states that the FASB Accounting Standards Codification TM (the “Codification” or “ASC”) will become the source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. On the effective date of SFAS No. 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other grandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.
The Codification does not change U.S. GAAP. The Codification only changes the way that U.S. GAAP is referenced. The Codification reorganizes the various U.S. GAAP pronouncements into approximately 90 accounting topics and displays them in a consistent structure for ease of research and cross-reference. All existing accounting pronouncements used to create the Codification became superseded.
Starting with the accompanying consolidated financial statements for the period ending September 30, 2009, the Company will make reference to U.S. GAAP issued by FASB as either “FASB ASC” or “Topic” before the new Codification topic reference number.
Variable Interest Entities
Prior to the Codification, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”), in June 2009.
SFAS No. 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. SFAS No. 167 will be effective for Nuveen Investments on January 1, 2010. The Company is currently evaluating the impact of SFAS No. 167 to its financial statements. The Company may be required to consolidate the results of additional variable interest entities as a result of SFAS No. 167.
SFAS No. 167 amends FASB Interpretation No. 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest(s) give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics:
•	the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance; and

•	the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.
Additionally, the enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance.
SFAS No. 167 amends Interpretation 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. Before this Statement, Interpretation 46(R) required reconsideration of whether an enterprise is the primary beneficiary of a variable interest entity only when specific events occurred.
SFAS No. 167 also amends Interpretation 46(R) to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, which was based on determining which enterprise absorbs the majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both.
SFAS No. 167 amends certain guidance in Interpretation 46(R) for determining whether an entity is a variable interest entity. It is possible that application of this revised guidance will change an enterprise’s assessment of which entities with which it is involved are variable interest entities.
SFAS No. 167 amends Interpretation No. 46(R) to include an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance.
Finally, SFAS No. 167 amends Interpretation 46(R) to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity.
Capital Resources, Liquidity and Financial Condition
Our primary liquidity needs are to fund capital expenditures, service indebtedness and support working capital requirements. Our principal sources of liquidity are cash flows from operating activities and borrowings under our senior secured credit facilities and long-term notes.
In connection with the MDP Transactions, we significantly increased our level of debt. As of September 30, 2009 we had outstanding approximately $4.1 billion in aggregate principal amount of indebtedness and had limited additional borrowing capacity.
During July 2009, we funded $52 million into a recently created, secular trust as part of a newly established multi-year Mutual Fund Incentive Program for certain of our employees. The trust acquired shares of Nuveen mutual funds supporting the awards of these mutual fund shares under this new incentive program. Awards under this new incentive program are subject to vesting.
Senior Secured Credit Facilities
In connection with the MDP Transactions, we entered into senior secured credit facilities, consisting of a $2.3 billion term loan facility and a $250 million revolving credit facility. At the time of the Transactions, we borrowed the full $2.3 billion term loan facility. The amounts borrowed under the term loan facility were used as part of the financing that was used to consummate the Transactions. During November 2008, we drew down the full $250 million revolving credit facility due to concerns over counterparty risk as a result of the severely deteriorating global credit market conditions. The $250 million in proceeds from the revolving credit facility are included in “Cash and cash equivalents” on our September 30, 2009 consolidated balance sheet.
On July 28, 2009 we entered into an amendment to our senior secured credit facilities pursuant to which we obtained a new $500 million second-lien term loan facility and borrowed $450 million of loans thereunder (“Additional Term Loans”). We have escrowed proceeds of the Additional Term Loans to retire our 5% senior unsecured notes due 2010 (described below) at maturity. The remaining net proceeds from the Additional Term Loans were used to pay down a portion of our existing $2.3 billion first-lien term loan facility. During August 2009, we elected to borrow the remaining $50 million of Additional Term Loans under this second-lien term loan facility. The net proceeds from these Additional Term Loans were also used to pay down a portion of our existing $2.3 billion first-lien term loan facility.
All borrowings under our senior secured credit facilities, other than the Additional Term Loans, bear interest at a rate per annum equal to LIBOR plus 3.0%. In addition to paying interest on outstanding principal under our senior secured credit facilities, we are required to pay a commitment fee to the lenders in respect of the unutilized loan commitments at a rate of 0.3750% per annum. The Additional Term Loans bear interest at a rate per annum of 12.5%.
All obligations under our senior secured credit facilities are guaranteed by Parent and each of our present and future, direct and indirect, material domestic subsidiaries (excluding subsidiaries that are broker- dealers). The obligations under our senior secured credit facilities and these guarantees are secured, subject to permitted liens and other specified exceptions, (1) on a first-lien basis, by all the capital stock of Nuveen Investments and certain of its subsidiaries (excluding significant subsidiaries and limited, in the case of foreign subsidiaries, to 100% of the non-voting capital stock and 65% of the voting capital stock of the first tier foreign subsidiaries) directly held by Nuveen Investments or any guarantor and (2) on a first-lien basis by substantially all other present and future assets of Nuveen Investments and each guarantor, except that the Additional Term Loans are secured by the same capital stock and other assets on a second-lien basis.
The first-lien term loan facility matures on November 13, 2014 and the revolving credit facility matures on November 13, 2013. The Additional Term Loans mature July 31, 2015.
We were required to make quarterly payments under our first-lien term loan facility in the amount of approximately $5.8 million. We used a portion of the proceeds of the Additional Term Loans to prepay these quarterly payments. All or any portion of the loans outstanding under our senior secured credit facilities may be prepaid at par, except that the Additional Term Loans may only be voluntarily prepaid with specified premiums or fees prior to July 31, 2014.
Our senior secured credit facilities contain a number of covenants that, among other things, limit or restrict the ability of the borrower and the guarantors to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make dividends and other restricted payments, create liens, make equity or debt investments, make acquisitions, engage in mergers or consolidations, change the line of business, change the fiscal year, or engage in certain transactions with affiliates. The senior secured credit facilities contain a financial maintenance covenant that will prohibit the borrower from exceeding a specified ratio of (1) funded senior secured indebtedness less unrestricted cash and cash equivalents to (2) consolidated adjusted EBITDA, as defined under our senior secured credit facilities. The senior secured credit facilities also contain customary events of default, limitations on our incurrence of additional debt, and other limitations.
Senior Unsecured Notes
Also in connection with the MDP Transactions, we issued $785 million of senior unsecured notes (the “Senior Notes”). The Senior Notes mature on November 15, 2015 and pay a coupon of 10.5% based on par value, payable semi-annually on May 15 and November 15 of each year. We received approximately $758.9 million in net proceeds after underwriting commissions and structuring fees. The net proceeds were part of the financing that was used to consummate the MDP Transactions. From time to time, we may, in compliance with the covenants under our senior secured credit facilities and the indenture for the Senior Notes, redeem, repurchase or otherwise acquire for value the Senior Notes.
Obligations under the Senior Notes are guaranteed by Parent and each of our existing and subsequently acquired or organized direct or indirect domestic subsidiaries (excluding subsidiaries that are broker dealers) that guarantee the debt under our senior secured credit facilities. These subsidiary guarantees are subordinated in right of payment to the guarantees of the senior secured credit facilities.
Senior Term Notes
On September 12, 2005, we issued $550 million of senior unsecured notes, consisting of $250 million of 5-year notes due 2010 and $300 million of 10-year notes due 2015 of which the majority remain outstanding. We received approximately $544.4 million in net proceeds after discounts. The 5-year senior term notes bear interest at an annual fixed rate of 5.0%, payable semi-annually on March 15 and September 15 of each year. The 10-year senior term notes bear interest at an annual fixed rate of 5.5%, payable semi-annually also beginning March 15, 2006. The net proceeds from the notes were used to refinance outstanding debt. The costs related to the issuance of the senior term notes were capitalized and are being amortized to expense over their respective terms. From time to time, we may, in compliance with the covenants under our senior secured credit facilities and the indentures for the Senior Notes and these notes, redeem, repurchase or otherwise acquire for value these notes.
During 2008, we repurchased an aggregate $17.8 million (par value) of our 5-year notes due 2010. Of the $8.4 million in total cash paid, approximately $0.2 million was for accrued interest, with the remaining amount for principal. As a result, we recorded a $9.5 million gain on early extinguishment of debt during the fourth quarter of 2008. This gain is reflected in “Other Income/(Expense)” on our consolidated statement of income for the year ended December 31, 2008.
During the first three months of 2009, we repurchased $9.5 million (par value) of our 5-year notes due 2010. Of the $5.2 million in total cash paid, approximately $7 thousand was for accrued interest, with the remaining amount for principal. As a result, we recorded a $4.3 million gain on the early extinguishment of debt, which is reflected in “Other income/(expense)” on our consolidated statement of income for the nine months ended September 30, 2009.
As noted above, we escrowed a portion of the proceeds of our Additional Term Loans to repay the remaining $222 million of 5-year notes due 2010 at maturity in September 2010.

Adequacy of Liquidity
We believe that funds generated from operations and existing cash reserves will be adequate to fund debt service requirements, capital expenditures and working capital requirements for the foreseeable future. Our ability to continue to fund these items and to service debt may be affected by general economic, financial, competitive, legislative, legal and regulatory factors and by our ability to refinance or repay outstanding indebtedness with scheduled maturities beginning in November 2013. On April 1, 2009, Moody’s Investor Service lowered our corporate family rating to Caa1, the rating for our senior secured credit facilities to B3, and the rating for our senior unsecured notes to Caa3. In addition, on April 1, 2009, Standard and Poor’s Ratings Services lowered our local currency long-term counterparty credit rating to B-. While these ratings downgrades have not affected our financial condition, results of operations or liquidity, they could make it more difficult for us to obtain financing in the future. In the event that we are unable to repay any of our outstanding indebtedness as it becomes due, we might need to explore alternative strategies for funding, such as selling assets, refinancing or restructuring our indebtedness or selling equity capital. However, securing alternative sources of funding might not be feasible which could result in further adverse effects on our financial condition.
As noted above, our senior secured credit facilities include a financial maintenance covenant requiring us to maintain a maximum ratio of senior secured indebtedness to adjusted EBITDA. As of September 30, 2009, this maximum ratio was 6.00:1.00. As of September 30, 2009, we were in compliance with this covenant, as our actual ratio of senior secured indebtedness to adjusted EBITDA was 4.92:1.00. In addition, as of September 30, 2009, we were in compliance with all other covenants and other restrictions under our debt agreements.
Equity
As part of the NWQ acquisition, key individuals of NWQ purchased a noncontrolling, member interest in NWQ Investment Management Company, LLC. This purchase allowed management to participate in profits of NWQ above specified levels beginning January 1, 2003. Beginning in 2004 and continuing through 2008, we had the right to purchase the noncontrolling members’ respective interests in NWQ at fair value. During the first quarter of 2008, we exercised our right to call all of the remaining Class 4 noncontrolling members’ interests for $23.6 million. As of March 31, 2008, we had repurchased all member interests outstanding under this program.
As part of the Santa Barbara acquisition, an equity opportunity was put in place to allow key individuals to participate in Santa Barbara’s earnings growth over the subsequent five years (Class 2 Units, Class 5A Units, Class 5B Units, and Class 6 Units, collectively referred to as “Units”). The Class 2 Units were fully vested upon issuance. One third of the Class 5A Units vested on June 30, 2007, one third vested on June 30, 2008, and one third vested on June 30, 2009. One third of the Class 5B Units vested upon issuance, one third vested on June 30, 2007, and one third vested on June 30, 2009. The Class 6 Units vested on June 30, 2009. The Units entitle the holders to receive a distribution of the cash flow from Santa Barbara’s business to the extent such cash flow exceeds certain thresholds. The distribution thresholds vary from year to year, reflecting Santa Barbara achieving certain profit levels and the distributions of profits interests are also subject to a cap in each year. During the nine months ended September 30, 2008, approximately $0.2 million of income was attributable to these noncontrolling interests. For the nine months ended September 30, 2009, less than $0.1 million of income was attributable to these noncontrolling interests. Beginning in 2008 and continuing through 2012, we have the right to acquire the Units of the noncontrolling members. During the first quarter of 2008, we exercised our right to call 100% of the Class 2 Units for approximately $30.0 million. Through September 30, 2009, there have been no further calls of these Units.
During 2006, new equity opportunities were put in place covering NWQ, Tradewinds and Symphony. These programs allow key individuals of these businesses to participate in the growth of their respective businesses over the subsequent six years. Classes of interests were established at each subsidiary (collectively referred to as “Interests”). Certain of these Interests vested or vest on June 30, 2007, 2008, 2009, 2010 and 2011. The Interests entitle the holders to receive a distribution of the cash flow from their business to the extent such cash flow exceeds certain thresholds. The distribution thresholds increase from year to year and the distributions of the profits interests are also subject to a cap in each year. During the nine months ended September 30, 2009 and 2008, we recorded approximately $1.1 million and $1.8 million, respectively, of income attributable to these noncontrolling interests. Beginning in 2008 and continuing through 2012, we have the right to acquire the Interests of the noncontrolling members. During the first quarter of 2008, we exercised our right to call all of the Class 7 Interests outstanding for approximately $31.3 million. During the first quarter of 2009, we exercised our right to call all the Class 8 Interests for approximately $18.2 million. Through September 30, 2009, there have been no further calls on these Interests.

Broker-Dealer
Our broker-dealer subsidiary is subject to requirements of the Securities and Exchange Commission relating to liquidity and capital standards. (See Note 4, “Net Capital Requirement,” to our Consolidated Financial Statements).
Forward-Looking Information and Risks
From time to time, information we provide or information included in our filings with the SEC (including Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q and the notes to the Consolidated Financial Statements) may contain statements that are not historical facts, but are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or future financial performance and reflect management’s expectations and opinions. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” or comparable terminology. These statements are only predictions, and our actual future results may differ significantly from those anticipated in any forward-looking statements due to numerous known and unknown risks, uncertainties and other factors. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed below and elsewhere in this report. These factors may not be exhaustive, and we cannot predict the extent to which any factor, or combination of factors, may cause actual results to differ materially from those predicted in any forward-looking statements. We undertake no responsibility to update publicly or revise any forward-looking statements, whether as a result of new information, future events or any other reason.
Risks, uncertainties and other factors that pertain to our business and the effects of which may cause our assets under management, earnings, revenues, and/or profit margins to decline include: (1) the adverse effects of declines in securities markets and/or poor investment performance by us; (2) adverse effects of volatility in the equity markets and disruptions in the credit markets, including the effects on our assets under management as well as on our distribution partners; (3) our inability to access third-party distribution channels to market our products or a reduction in fees we might receive for services provided in these channels; (4) the effects of the substantial competition that we face in the investment management business; (5) a change in our asset mix to lower revenue generating assets; (6) a loss of key employees; (7) the effects on our business and financial results of the failure of the auctions beginning in mid-February 2008 of the approximately $15.4 billion of auction rate preferred stock (“ARPS”) issued by our closed-end funds (which has resulted in a loss of liquidity for the holders of these ARPS) and our and the funds’ efforts to obtain financing to redeem the ARPS at their par value of $25,000 per share and the effects of any regulatory activity or litigation relating thereto; (8) a decline in the market for closed-end funds, mutual funds and managed accounts; (9) our failure to comply with various government regulations, including federal and state securities laws, and the rules of FINRA; (10) the impact of changes in tax rates and regulations; (11) developments in litigation involving the securities industry or us; (12) our reliance on revenues from our investment advisory contracts which generally may be terminated on sixty days notice and, with respect to our closed-end and open-end funds, are also subject to annual renewal by the independent board of trustees of such funds; (13) adverse public disclosure, failure to follow client guidelines and other matters that could harm our reputation; (14) the effect on us of increased leverage as a result of our incurrence of additional indebtedness in connection with the MDP Transactions and the Additional Term Loans issued by us in July and August 2009, including that our business may not generate sufficient cash flow from operations or that future borrowings may not be available in amounts sufficient to enable us to pay our indebtedness or to fund our other liquidity needs; (15) future acquisitions that are not profitable for us; (16) the impact of accounting pronouncements; and (17) any failure of our operating personnel and systems to perform effectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market Risk
The following information, and information included elsewhere in this report, describes the key aspects of certain financial instruments that have market risk.
Interest Rate Sensitivity
Although we have sought to mitigate our interest rate risk as discussed hereafter, our obligations under our senior secured credit facilities will expose our earnings to changes in short-term interest rates since the interest rate on this debt is variable. At September 30, 2009, the aggregate principal amount of our indebtedness was approximately $4.1 billion, of which approximately $2.3 billion is variable rate debt and approximately $1.8 billion is fixed rate debt. For our variable rate debt, we estimate that a 100 basis point increase (one percentage point) in variable interest rates would have resulted in a $23.4 million increase in annual interest expense; however, it would not be expected to have a substantial impact on the fair value of the debt at September 30, 2009. A change in interest rates would have had no impact on interest incurred on our fixed rate debt or cash flow, but would have had an impact on the fair value of the debt. We estimate that a 100 basis point increase in interest rates from the levels at September 30, 2009 would result in a net decrease in the fair value of our debt of approximately $58.6 million.
The variable nature of our obligations under the senior secured credit facilities creates interest rate risk. In order to mitigate this risk, we entered into nine interest rate swap derivative transactions and one collar derivative transaction (collectively, the “New Debt Derivatives”) that effectively convert $2.3 billion of our variable rate debt into fixed-rate borrowings or borrowings that are subject to a maximum rate. The New Debt Derivatives are not accounted for as hedges for accounting purposes. For additional information see Note 7, “Derivative Financial Instruments,” to our Consolidated Financial Statements. At September 30, 2009 the fair value of the New Debt Derivatives was a liability of $78.4 million. We estimate that a 100 basis point change in interest rates would have a $23.1 million impact on the fair value of the New Debt Derivatives.
Our investments consist primarily of company-sponsored managed investment funds that invest in a variety of asset classes. Additionally, we periodically invest in new advisory accounts to establish a performance history prior to a potential product launch. Company-sponsored funds and accounts are carried on our consolidated financial statements at fair market value and are subject to the investment performance of the underlying securities in the sponsored fund or account. Any unrealized gain or loss is recognized upon the sale of the investment. The carrying value of our investments in fixed-income funds or accounts which expose us to interest rate risk, was approximately $47.8 million (which excludes Symphony CLO V), at September 30, 2009. We estimate that a 100 basis point increase in interest rates from the levels at September 30, 2009 would result in a net decrease of approximately $5.2 million in the fair value of the fixed-income investments at September 30, 2009. A 100 basis point increase in interest rates is a hypothetical scenario used to demonstrate potential risk and does not represent management’s view of future market changes.
Equity Market Sensitivity
As discussed above in the “Interest Rate Sensitivity” section, we invest in certain company-sponsored managed investment funds and accounts that invest in a variety of asset classes. The carrying value of our investments in funds and accounts subject to equity price risk is approximately $119.6 million at September 30, 2009. We estimate that a 10% adverse change in equity prices would result in a $12.0 million decrease in the fair value of our equity securities. The model to determine sensitivity assumes a corresponding shift in all equity prices.
We do not enter into foreign currency transactions for speculative purposes and currently have no material investments that would expose us to foreign currency exchange risk.
In evaluating market risk, it is also important to note that most of our revenue is based on the market value of assets under management. Declines of financial market values will negatively impact our revenue and net income.
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
Item 4T. Controls and Procedures
Effective as of September 30, 2009, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chairman and Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, the Company’s Chairman and Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective and no changes are required at this time. In connection with management’s evaluation, pursuant to the Exchange Act Rule 13a-15(d), no changes during the quarter ended September 30, 2009 were identified that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
Regulatory authorities, including the Financial Industry Regulatory Authority (“FINRA”) and the SEC, examine our registered broker-dealer and investment advisor subsidiaries, or the registered investment companies managed by our affiliates, from time to time in the regular course of their businesses. In addition, from time to time we or one or more of our registered subsidiaries receives information requests from a regulatory authority as part of an industry-wide “sweep” examination of particular topics or industry practices. We are producing documents and being interviewed in connection with inquiries by FINRA and other regulatory authorities into our marketing and distribution of ARPS. Certain states have also requested information about our marketing materials for ARPS. We believe that such marketing materials were accurate and not misleading when provided to broker dealers for their use.
From time to time, we are involved in legal matters relating to claims arising in the ordinary course of business such as disputes with employees or customers, and in regulatory inquiries that may involve the industry generally or be specific to us. There are currently no such matters or inquiries pending that we believe would have a material adverse effect on our business or financial condition.
Item 1A. Risk Factors
Information regarding risk factors appears in Management’s Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Information and Risks, in Part I - Item 2 of this Form 10-Q and as set forth below.
Significant and sustained declines in securities markets, such as the declines occurring beginning in 2008 and early 2009, have and may continue to adversely affect our assets under management and financial results. Poor investment performance may also adversely affect our assets under management and our future offerings.
               A large portion of our revenues is derived from investment advisory contracts with clients. Under these contracts, the investment advisory fees we receive are typically based on the market value of assets under management. Significant and sustained declines in securities markets and/or the value of the securities managed may reduce our assets under management and sales of our products, and, as a result, adversely affect our revenues and financial results. Beginning in 2008, accelerating in the fourth quarter of 2008 and continuing through the first quarter of 2009, securities markets have been characterized by substantially increased volatility and have experienced significant overall declines. Primarily as a result of market depreciation, our assets under management decreased from $164.3 billion at December 31, 2007 to $115.3 billion at March 31, 2009.
               In addition, our investment performance is one of the primary factors associated with the success of our business. Poor investment performance by our managers for a sustained period could adversely affect our level of assets under management and associated revenues. Moreover, some of our investment advisory contracts provide for performance fees based on investment performance. Sustained periods of poor investment performance and increased redemptions by existing clients may reduce or eliminate performance fees that we are able to earn under our investment advisory contracts and diminish our ability to sell our other investment management products and attract new investors.
               Our assets under management and investment products are impacted by many factors beyond our control, including the following:
               General fluctuations in equity markets and dealings in equity markets. As of September 30, 2009, approximately 43% of our assets under management were equity assets. As noted above, in recent periods there have been substantial fluctuations in price levels in securities markets, including equity markets. These fluctuations can occur on a daily basis and over longer periods as a result of a variety of factors, including national and international economic and political events, broad trends in business and finance, and interest rate movements. Reduced equity market prices generally may result in lower levels of assets under management and the loss of, or reduction in, incentive and performance fees, each of which will result in reduced revenues. Periods of reduced market prices may adversely affect our profitability if we do not reduce our fixed costs.
               Changes in interest rates and defaults. As of September 30, 2009, approximately 57% of our assets under management were fixed income securities. During 2008, particularly in the fourth quarter of 2008, there were several disruptions in the credit markets and periods of illiquidity. This resulted in a decline in the value of the fixed income securities that we manage reducing our assets under management. Although fixed income securities markets appear to have stabilized in 2009, these conditions could recur. Increases in interest rates from their present levels may also adversely affect the values of fixed income securities. Further, the value of the assets may decline as a result of an issuer’s actual or perceived creditworthiness or an issuer’s ability to meet its obligations. In addition, increases in interest rates may have a magnified adverse effect on our leveraged closed-end funds. Moreover, fluctuations in interest rates may have a significant impact on securities markets, which may adversely affect our overall assets under management.
               Redemptions and other withdrawals. Investors (in response to adverse market conditions, inconsistent investment performance, changing credit qualities of assets or financial guarantees thereof, the pursuit of other investment opportunities or otherwise) may reduce their investments in our specific investment products or in the market segments in which our investment products are concentrated.
               Political and general economic risks. The investment products managed by us may invest significant funds in international markets that are subject to risk of loss from political or diplomatic developments, government policies, civil unrest, currency fluctuations and changes in legislation related to foreign ownership. International markets, particularly emerging markets, are often smaller, may not have the liquidity of established markets, may lack established regulations and may experience significantly more volatility than established markets.
               Reduction in attractive investments. Fluctuations in securities markets may adversely affect the ability of our managers to find appropriate investments. If any of our investment managers is not able to find sufficient appropriate investments for new client assets in a timely manner, the investment manager’s investment performance could be adversely affected.
We face substantial competition in the investment management business.
               The asset management industry in which we are engaged is extremely competitive, and we face substantial competition in all aspects of our business. We compete with numerous international and domestic asset management firms and broker-dealers, mutual fund companies, hedge funds, commercial banks, insurance companies and other investment companies and financial institutions. Many of these organizations offer products and services that are similar to, or compete with, those offered by us, and some have substantially more personnel and greater financial resources and/or assets under management than we do. Some of our competitors have proprietary products and distribution channels that may make it more difficult for us to compete with them.
               A sizable number of new asset management firms and mutual funds have been established in the last ten years, increasing our competition. In addition, the asset management industry has experienced consolidation as numerous asset management firms have either been acquired by other financial services firms or have ceased operations. In many cases, this has resulted in firms having greater financial resources than us. In addition, a number of heavily capitalized companies, including commercial banks and foreign entities, have made investments in and acquired asset management firms. Access to brokerage firms’ retail distribution systems, ‘‘wrap fee’’ retail managed account programs, and mutual fund and other distribution channels has also become increasingly competitive. Despite the recent problems of certain of these competitors, all of these factors could make it more difficult for us to compete and no assurance can be given that we will be successful in competing and growing or maintaining our assets under management and business. If clients and potential clients decide to use the services of competitors, it could reduce our revenues and growth rate, and if our revenues decrease without a commensurate reduction in our expenses, our net income will be reduced.
               In addition, in part as a result of the substantial competition in the asset management industry, there has been a trend toward lower fees in some segments of the asset management business. In order for us to maintain our fee structure in a competitive environment, we must be able to provide clients with investment returns and service that will encourage them to be willing to pay such fees. There can be no assurance that we will be able to maintain our current fee structure or provide our clients with attractive investment returns, or that we will be able to develop new products that are desirable to the market or our registered representatives. Fee reductions on existing or future business could have an adverse impact on our revenue and profitability.
Our business relies on third-party distributors who may choose not to sell or recommend our products or increase the costs of distribution.
               Our ability to distribute our products is highly dependent on access to the client base of financial advisors that also offer competing investment products. Registered representatives who recommend our products may reduce or eliminate their involvement in marketing our products at any time, or may elect to emphasize the investment products of competing sponsors, or the proprietary products of their own firms. In addition, registered representatives may receive compensation incentives to sell their firm’s investment products or may choose to recommend to their customers investment products sponsored by firms other than us. Further, expenses associated with maintaining access to third-party distribution programs may increase in the future as a result of efforts by registered representatives to defray a portion of their costs of internal customer account related services in connection with their customers’ investments in our products. Finally, a registered representative’s ability to distribute our mutual funds is subject to the continuation of a selling agreement between the firm with which the representative is affiliated and us. We cannot be sure that we will continue to gain access to these financial advisors. The inability to have this access could have a material adverse effect on our business.

               In addition, certain financial institutions through which we distribute our products have experienced difficulties in the current ongoing economic downturn. Some of these distributors have been acquired and others have obtained funding from the United States government. The resulting disruptions within these third party distributors could adversely impact our business.
               The firms through which we distribute closed-end funds charge structuring fees in connection with bringing closed-end funds to market. These fees have significantly increased our costs for new closed-end funds, thereby reducing our margins on these products.
If our asset mix changes, our revenues and operating margins could be reduced.
               Our assets under management can generate different revenues per dollar of assets under management based on factors such as the type of asset managed by us (equity assets generally produce greater revenues than fixed income assets), the type of client, the type of asset management product or service provided and the fee schedule of the asset manager providing the service. A shift in the mix of our assets under management from higher revenue-generating assets to lower revenue-generating assets may result in a decrease in our revenues even if our aggregate level of assets under management remains unchanged or increases.
Our business is dependent upon our retaining our key personnel, the loss of whom would harm our ability to operate efficiently.
               Our executive officers, investment professionals and senior relationship personnel are important to the success of our business. The market for qualified personnel to fill these roles is extremely competitive. We anticipate that we will need to recruit and retain qualified investment and other professionals. However, we may not be successful in our efforts to recruit and retain the required personnel. Due to the competitive market for these professionals and the success of some of our personnel, our costs associated with providing compensation incentives necessary to attract and retain key personnel are significant and will likely increase over time. We anticipate needing to offer additional incentive programs to retain our key personnel. Moreover, since certain of our key personnel contribute significantly to our revenues and net income, the loss of even a small number of key personnel could have a disproportionate impact on our business. From time to time we may work with key employees to revise equity-based incentives and other employment-related terms to reflect current circumstances. In addition, since the investment track record of many of our products and services may be attributed to a small number of employees, the departure of one or more of these employees could cause the business to lose client accounts or managed assets, which could have a material adverse effect on our results of operations and financial condition.
The failure of the auctions for Auction Rate Preferred Stock that began in February 2008 could have an adverse effect on our business.
               We sponsor 126 closed-end funds of which 101 were leveraged through the issuance of an auction-rate preferred stock (‘‘ARPS’’). Our leveraged closed-end funds had $15.4 billion of ARPS outstanding as of December 31, 2007. This leverage seeks to enhance income for common shareholders of the fund in accordance with the funds’ investment objectives and policies. Beginning on February 12, 2008, the $342 billion auction-rate securities market, including approximately $65 billion of ARPS issued by closed-end funds, began to experience widespread auction failures. Since February 14, 2008,virtually all auctions for ARPS issued by closed-end funds, and all ARPS of our funds, have failed. As a result of the auction failures, investors in ARPS of our funds have been unable to sell their ARPS in these auctions. Although our funds have refinanced $6.6 billion of their outstanding ARPS as of September 30, 2009, $8.8 billion remained outstanding as of such date. All of these outstanding ARPS were issued by our municipal funds and pay tax-exempt dividends which limits the refinancing options available for these ARPS. Our inability to arrange for the refinancing of the remaining outstanding ARPS of our funds may damage our relationships with the third party distributors through which we distribute the closed-end funds we sponsor and other investment products. It may also damage our reputation in the marketplace making it more difficult for us to distribute new closed-end funds and other investment products sponsored by us which could result in an adverse affect on our business. In addition, FINRA and other regulatory authorities have requested information about our marketing and distribution of our funds’ ARPS (the ‘‘FINRA Enforcement Inquiry’’). We are producing documents and being interviewed in the FINRA Enforcement Inquiry. The FINRA Enforcement Inquiry or action by other regulatory authorities could result in fines or other action which could adversely affect us.
Our business is subject to extensive regulation, and compliance failures and changes in laws and regulations could adversely affect us.
               Our business is also subject to extensive regulation, including by the SEC and FINRA. Our failure to comply with applicable laws, regulations or rules of self-regulatory organizations could cause regulatory authorities to institute proceedings against us or our subsidiaries and could result in the imposition of sanctions ranging from censure and fines to termination of an investment advisor or broker-dealer’s registration and otherwise prohibiting an investment advisor from acting as an investment advisor. Changes in laws, regulations, rules of self-regulatory organizations or in governmental policies, and unforeseen developments in litigation targeting the securities industry generally or us, could have a material adverse effect on us. The impact of future accounting pronouncements could also have a material adverse affect upon us.
               In addition, changes in regulations or industry-wide or specifically targeted regulatory or court decisions may require us to reduce our fee levels, or restructure the fees we charge. For example, distribution fees paid to mutual fund distributors in accordance with SEC Rule 12b-1 are a significant element of revenues for a number of the mutual funds that we manage. There have been suggestions from regulatory agencies and other industry participants that Rule 12b-1 distribution fees in the mutual fund industry should be reconsidered and, potentially, reduced or eliminated. Any industry-wide reduction or restructuring of Rule 12b-1 distribution fees could have an adverse effect on our revenues and net income.
               Our investment advisor subsidiaries are registered with the SEC as investment advisors under the Investment Advisers Act of 1940, as amended (the ‘‘Investment Advisers Act’’). The Investment Advisers Act imposes numerous obligations on registered investment advisors, including fiduciary, recordkeeping, operational and disclosure obligations. In light of recent allegations of fraud against certain other investment advisors, we anticipate substantially increased regulation of investment advisors.
               Each of our closed-end funds and open-end funds is registered with the SEC under the Investment Company Act of 1940, as amended (the ‘‘Investment Company Act’’), and the shares of each closed-end fund and open-end fund are registered with the SEC under the Securities Act. Each national open-end fund is qualified for sale (or not required to be so qualified) in all states in the United States and the District of Columbia. Each single-state open-end fund is qualified for sale (or not required to be so qualified) in the state for which it is named and other designated states.
               Our subsidiary, Nuveen Investments, LLC, is registered as a broker-dealer under the Exchange Act and is subject to regulation by the SEC, FINRA and federal and state agencies. Our broker-dealer subsidiary is subject to the SEC’s net capital rules and certain state securities laws designed to enforce minimum standards regarding the general financial condition and liquidity of a broker-dealer. Under certain circumstances, theses rules would limit our ability to make withdrawals of capital and receive dividends from our broker-dealer subsidiary. The securities industry is one of the most highly regulated in the United States, and failure to comply with the related laws and regulations can result in revocation of broker-dealer licenses, the imposition of censures or fines and the suspension or expulsion from the securities business of a firm, its officers or employees.
               Our investment management subsidiaries are subject to the Employee Retirement Income Security Act of 1974 (‘‘ERISA’’) and to regulations promulgated thereunder, insofar as they act as a ‘‘fiduciary’’ under ERISA with respect to benefit plan clients. ERISA and applicable provisions of the Internal Revenue Code impose duties on persons who are fiduciaries under ERISA, prohibit specified transactions involving ERISA plan clients and provide monetary penalties for violations of these prohibitions. The failure of any of our subsidiaries to comply with these requirements could result in significant penalties that could reduce our net income.
               Changes in the status of tax deferred retirement plan investments and tax-free municipal bonds, the capital gains and corporate dividend tax rates, and other individual and corporate tax rates and regulations could affect investor behavior and cause investors to view certain investment offerings less favorably, thereby decreasing our assets under management.
Our business involves risk of being engaged in litigation that could increase our expenses and reduce our net income.
               There has been an increased incidence of litigation and regulatory investigations in the asset management industry in recent years, including customer claims as well as class action suits seeking substantial damages. In addition, we, along with other industry participants, are subject to risks related to litigation, settlements and regulatory investigations arising from market events such as the ARPS auction failures described above. We could become involved in such litigation or the subject of such a regulatory investigation, such as the FINRA Enforcement Inquiry described above, which could adversely affect us.
Our revenues will decrease if our investment advisory contracts are terminated.
               A substantial portion of our revenues are derived from investment advisory agreements. Our investment advisory agreements with registered fund clients must be approved annually by the trustees of the respective funds, including a majority of the trustees who are not ‘‘interested persons’’ of our relevant advisory subsidiary or the fund, as defined in the Investment Company Act. Amendments to these agreements typically must be approved by the funds’ boards of trustees and, if material, by its shareholders. Each agreement may be terminated without penalty by either party upon 60 days’ written notice. Our investment advisory agreements with advisory clients, other than registered fund clients, also generally provide that they can be terminated without penalty upon 60 days’ written notice.
Any adverse public disclosure, our failure to follow client guidelines or any other matters could harm our reputation and have an adverse effect on us.

               Maintaining the trust and confidence of clients and other market participants, and the resulting good reputation, is important to our business. Our reputation is vulnerable to many threats that can be difficult or impossible to control, and difficult and costly to remediate. Regulatory inquiries, employee misconduct and rumors, among other things, can substantially damage our reputation, even if they are baseless or satisfactorily addressed. Any damage to our reputation could impede our ability to attract and retain clients and key personnel, and lead to a reduction in the amount of our assets under management, any of which could have a material adverse effect on our revenues and net income.
               When clients retain us to manage assets or provide products or services on their behalf, they specify guidelines or contractual requirements that we are required to observe in the provision of our services. In addition, we are required to abide by certain conflict of interest policies and regulations. A failure to comply with these guidelines, contractual requirements, policies and regulations could result in damage to our reputation or to the client seeking to recover losses from us, reducing assets under management, or terminating its contract with us, any of which could have an adverse impact on our business.
We may continue to acquire other companies, and the expected benefits of such acquisitions may not materialize.
               The acquisition of complementary businesses has been and may continue to be an active part of our overall business strategy. There can be no assurance that we will find suitable candidates for strategic transactions at acceptable prices, have sufficient capital resources to accomplish our strategy, or be successful in entering into agreements for desired transactions. Acquisitions also pose the risk that any business we acquire may lose customers or employees or could underperform relative to expectations. We could also experience financial or other setbacks if transactions encounter unanticipated problems, including problems related to execution or integration. Finally, services, key personnel or businesses of acquired companies may not be effectively integrated into our business or be successful.
We may explore strategic transactions such as a potential merger or a sale of some or all of our assets. We may not be able to complete any such strategic transactions or the expected benefits of such strategic transactions may not materialize, which may prevent us from implementing strategies to grow our business.
               We may explore potential strategic transactions such as a merger or a sale of some or all of our assets. We cannot provide assurances that we will be able to complete such a transaction on terms acceptable to us, or at all. Successful completion of any strategic transaction we identify depends on a number of factors that are not entirely within our control, including our ability to negotiate acceptable terms, conclude satisfactory agreements and obtain all necessary regulatory approvals and investment advisory agreement consents. In addition, we may need to finance any strategic transaction that we identify, and may not be able to obtain the necessary financing on satisfactory terms and within the timeframe that would permit a transaction to proceed. We could experience adverse accounting and financial consequences, such as the need to make large provisions against the acquired assets or to write down the acquired assets. We might also experience a dilutive effect on our earnings. In addition, depending on how any such transaction is structured, there may be an adverse impact on our capital structure. We may incur significant costs arising from our efforts to engage in strategic transactions, and such costs may exceed the returns that we realize from a given transaction. Moreover, these expenditures may not result in the successful completion of a transaction.
Our business is subject to numerous operational risks, any of which could disrupt our ability to function effectively.
               We must be able to consistently and reliably obtain securities pricing information, process client and investor transactions and provide reports and other customer service to our clients and investors. Any failure to keep current and accurate books and records can render us liable to disciplinary action by governmental and self-regulatory authorities, as well as to claims by our clients. If any of our financial, portfolio accounting or other data processing systems do not operate properly or are disabled or if there are other shortcomings or failures in our internal processes, people or systems, we could suffer an impairment to our liquidity, a financial loss, a disruption of our businesses, liability to clients, regulatory problems or damage to our reputation. These systems may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, including a disruption of electrical or communications services or our inability to occupy one or more of our buildings. In addition, our operations are dependent upon information from, and communications with, third parties, and operational problems at third parties may adversely affect our ability to carry on our business.
               Our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to unauthorized access, computer viruses or other malicious code, and other events that have a security impact. If one or more of such events occur, it potentially could jeopardize our or our clients’ or counterparties’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our clients’, our counterparties’ or third parties’ operations. We may be required to spend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against fully or not fully covered through any insurance that we maintain.
             A disaster or a disruption in the infrastructure that supports our asset managers, or an event disrupting the ability of our employees to perform their job functions, including terrorist attacks or a disruption involving electrical communications, transportation or other services used by us or third parties with whom we conduct business, directly affecting any of our operations could have a material adverse impact on our ability to continue to operate our business without interruption. Although we have disaster recovery programs in place, there can be no assurance that these will be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for our losses.
We are highly leveraged and our substantial indebtedness could adversely affect our financial condition.
             We are highly leveraged and have a substantial amount of indebtedness, which requires significant interest and principal payments. As of September 30, 2009, we had approximately $4.1 billion in aggregate principal amount of indebtedness, which included borrowings of the full $250 million available under the revolving credit facility that is part of our senior secured credit facilities as well as borrowings under the new second lien debt. On July 28, 2009, pursuant to an amendment to our senior secured credit facilities, we obtained a new $450 million second-lien term loan facility, which was subsequently increased to $500 million on August 11, 2009 (the “Additional Term Loans”). We used approximately $198.9 million of the net proceeds of the Additional Term Loans to prepay existing first-lien term loans under our senior secured credit facilities. In addition, we placed $222.7 million of the net proceeds of the Additional Term Loans into escrow to retire at maturity all of our 5% senior notes due in September 2010.
Our and our subsidiaries’ substantial amount of indebtedness could have important consequences, including:
•	continuing to require us and certain of our subsidiaries to dedicate a substantial portion of our cash flow from operations to the payment of our indebtedness, thereby reducing the funds available for operations and any future business opportunities;

•	limiting flexibility in planning for, or reacting to, changes in our business or the industry in which we operate;

•	placing us at a competitive disadvantage compared to our competitors that have less indebtedness;

•	increasing our vulnerability to adverse general economic or industry conditions;

•	making us and our subsidiaries more vulnerable to increases in interest rates, as borrowings under our senior secured credit facilities are at variable rates; and

•	limiting our ability to obtain additional financing to fund working capital, capital expenditures, acquisitions or other general corporate requirements and increasing our cost of borrowing.
Our debt agreements contain restrictions that could limit our flexibility in operating our business.
             The operating and financial covenants and restrictions in our senior secured credit facilities and our other debt may adversely affect our ability to finance our future operations or capital needs or engage in other business activities that may be in our interest. The agreements governing our indebtedness restrict, subject to certain exceptions, our and our subsidiaries’ ability to, among other things:
•	incur additional indebtedness or guarantees;

•	pay dividends or make distributions in respect of our capital stock or make certain other restricted payments or redeem or repurchase capital stock;

•	make certain investments;

•	create liens on our or our subsidiary guarantors’ assets;

•	sell assets and subsidiary stock;

•	enter into transactions with affiliates;

•	alter the business that we conduct;

•	designate our subsidiaries as unrestricted subsidiaries; and

•	enter into mergers, consolidations and sales of substantially all assets.

               Our and our subsidiaries’ ability to comply with these covenants and restrictions may be affected by events beyond our control. If we fail to make any required payment under our senior secured credit facilities or to comply with any of the financial and operating covenants in our senior secured credit facilities we will be in default. In the event of any default under our senior secured credit facilities, the applicable lenders could elect to terminate borrowing commitments and declare all borrowings outstanding, together with accrued and unpaid interest and other fees, to be due and payable, to require us to apply all available cash to repay these borrowings or to prevent us from making or permitting subsidiaries to make distributions or dividends, the proceeds of which are used by us to make debt service payments on our other indebtedness, any of which would be an event of default under the terms of the documents governing our other indebtedness. If any of our creditors accelerate the maturity of their indebtedness, we may not have sufficient assets to satisfy our obligations under our senior secured credit facilities or our other indebtedness.
Our ability to generate the significant amount of cash needed to pay interest and principal and service our debt and financial obligations depends on many factors beyond our control, including current economic conditions and conditions in the securities markets. If we cannot generate the required cash, we may not be able to make the required payments under our indebtedness obligations.
               We cannot provide assurances that our business will generate sufficient cash flow from operations to enable us to pay our indebtedness or to fund our other liquidity needs. Our inability to pay our debts would require us to pursue one or more alternative strategies, such as selling assets, refinancing or restructuring our indebtedness or selling equity capital. However, we cannot provide assurances that any alternative strategies will be feasible at the time or provide adequate funds to allow us to pay our debts as they come due and fund our other liquidity needs. Our senior secured credit facilities and the documentation governing our other indebtedness restrict our ability to sell assets and use the proceeds from such sales. Additionally, we may not be able to refinance any of our indebtedness on commercially reasonable terms, or at all. If we cannot service our indebtedness, it could impede the implementation of our business strategy or prevent us from entering into transactions that would otherwise benefit our business.
               Our ability to make scheduled payments or to refinance our obligations with respect to our debt, which has scheduled maturities beginning in September 2010, will depend on our financial and operating performance, which, in turn, is subject to prevailing economic, financial, competitive, legislative, legal and regulatory factors and to the following financial and business factors, some of which may be beyond our control:
•	continuing overall declines in securities markets;

•	poor investment performance by our investment managers;

•	decreased demand for our products;

•	reductions in fees that we and our competitors charge for our products;

•	our inability to compete with other investment managers;

•	regulatory developments;

•	failure to successfully integrate acquisitions; and

•	delays in implementing our business strategy.
Despite our substantial level of indebtedness, we and our subsidiaries may be able to incur additional indebtedness. This could further exacerbate the risks associated with our substantial indebtedness.
               We and our subsidiaries may be able to incur substantial additional indebtedness in the future in addition to the notes, our senior secured credit facilities and our other debt. We are able to increase the amount available under our senior secured credit facilities by up to an aggregate amount not to exceed the maximum amount at the time of such proposed credit increase that could be incurred such that after giving pro forma effect to such credit increase, the Senior Secured Net Leverage Ratio (as defined in the senior secured credit facilities) does not exceed 5:00:1.00. Currently the maximum amount of additional debt we could incur under this provision of our senior secured credit facilities is approximately $29 million. In addition, we may incur other additional indebtedness. Although our senior secured credit facilities and the documentation governing our other debt each contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and the indebtedness incurred in compliance with these restrictions could be substantial. Also, these restrictions do not prevent us or our subsidiaries from incurring obligations that do not constitute indebtedness. To the extent we and our subsidiaries incur further indebtedness, the substantial risks related to our level of indebtedness would increase.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.
Item 6. Exhibits
Exhibits. Certain of the following exhibits were previously filed as exhibits to registration statements or reports filed by the Company with the Commission and are incorporated by reference to such statements or reports and made a part hereof. Exhibit numbers which are identified with an asterisk (*) have such documents filed herewith. See exhibit index on page E-1.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	filed herewith

SIGNATURES
               Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUVEEN INVESTMENTS, INC. (Registrant)
Date: November 12, 2009	/s/ Glenn R. Richter
Glenn R. Richter
Executive Vice President, Chief Operating Officer and Principal Financial Officer

Date: November 12, 2009	/s/ Sherri A. Hlavacek
Sherri A. Hlavacek
Managing Director, Corporate Controller and Principal Accounting Officer

EXHIBIT INDEX

Exhibit
No.	Description
31.1*	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of Principal Financial Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	filed herewith

E-1