Form 10-K
period 2009-12-31
NUVEEN INVESTMENTS INC
filed 2010-03-31
CIK 885708

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark one)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

The registrant has no common equity held by non-affiliates.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The number of shares of the registrant’s common stock outstanding as of the close of business on March 31, 2010 was 1,000, all of which are owned by Windy City Investments, Inc.

Part I

Item 1.	Business

Overview

Founded in 1898, our company is a leading provider of investment management services to high-net-worth and institutional investors and the financial consultants and advisors who serve them. We derive substantially all of our revenues from providing investment advisory services and distributing our managed account products, closed-end exchange-traded funds (“closed-end funds”) and open-end mutual funds (“open-end funds” or “mutual funds”). We have a history of innovation in investment products, conservatism in investment approach and attentive client service. We have developed a distinctive, multi-boutique business model that features seven independently branded investment managers, each of which has its own investment strategies and dedicated investment, research and trading personnel. Our investment teams are supported by our scaled distribution, service and operations platform. In addition, our company possesses a well-balanced mix of managed account products, closed-end funds, and open-end funds across equity and fixed income strategies.

Our seven independently branded investment managers are: Nuveen Asset Management (“NAM”), focusing on fixed-income investments; Nuveen HydePark Group, LLC (“HydePark”), focusing on enhanced equity investment management; NWQ Investment Management Company, LLC (“NWQ”), specializing in value-style equities ; Santa Barbara Asset Management, LLC (“Santa Barbara”), dedicated to growth equities; Symphony Asset Management LLC (“Symphony”), with expertise in alternative investments as well as equity and credit strategies; Tradewinds Global Investors, LLC (“Tradewinds”), specializing in global equities; and Winslow Capital Management, Inc. (“Winslow Capital”), specializing in large-cap growth equities.

Our Business Strategies

Our overall objective is to provide high quality investment services and expand our product offerings to allow us to successfully serve our clients, grow our business and deliver strong financial results. We are focused on delivering growth in assets under management and generating high free cash flow, while continuing to prudently invest in new opportunities and innovative strategies. We continue to pursue the following strategies to achieve this objective:

Grow core closed-end fund and retail managed account businesses.  We are working to grow our leadership position in closed-end funds by developing new and differentiated offerings focusing on municipal, other income-oriented and equity products, with particular emphasis on products that seek to deliver steady cash flow and participation in potential equity market appreciation and offer investors protection from rising interest rates, inflation and commodity costs. In addition, we continue to attempt to differentiate our closed-end funds by providing a high level of secondary market support. We sponsor 123 closed-end funds of which 68 were leveraged through the issuance of auction rate preferred stock (“ARPS”), as of February 28, 2010. As a result of the general failure of auctions for ARPS beginning in February 2008, we have been working proactively to refinance the outstanding ARPS of the Nuveen sponsored funds. As of February 28, 2010, outstanding ARPS of our funds had been reduced from $15.4 billion to $8.0 billion. See “Risk Factors – Risks Related to Our Business.” We are have been successful in moderating outflows in our retail managed account business by launching new and existing products from our investment teams onto the managed account platforms of the major wirehouses and regional broker dealers and by selectively re-opening access to products at NWQ and Tradewinds which we previously closed in this channel due to rapid growth. We leverage our sales and service infrastructure and distribution partner relationships in distributing retail managed accounts.

Expand our open-end mutual fund business.  We have enjoyed strong success in building out our open-end mutual fund businesses and have grown our mutual fund assets under management by 11.0% annually since December 31, 2004. We plan to continue to expand and broaden our open-end mutual fund offerings by providing the initial capital, development and sales support for new products with a focus on equity and taxable fixed income offerings. We also plan to leverage our established distribution relationships by cross-

selling fund products to financial advisors who currently sell our other products. In addition, we now offer share classes for distribution to 401(k) and other defined contribution plans.

Further develop our institutional business.  We have heightened our emphasis on the institutional business over the last five years and, as a result, since December 31, 2004 we have grown our institutional assets under management by 20.1% on an average annual basis. We intend to continue to develop new institutional product strategies and structures, such as concentrated portfolios, long-short strategies, commingled trust vehicles and other privately offered funds.

Develop new areas of high quality investment specialization and enhance current platforms.  We believe we have a proven track record of identifying and growing high quality investment teams by leveraging the combination of the managers’ strong investment capabilities with our distribution, service and operations platform. For example, following our acquisition of NWQ in 2002, we combined NWQ’s strong investment capabilities with our distribution, service and operations platform and NWQ’s assets under management grew from approximately $7.0 billion when we acquired it to $45.0 billion (which includes Tradewinds, which was spun out of NWQ in 2006) as of December 31, 2009. We are working with our investment teams to encourage the development of new investment strategies from within their current capabilities. In December 2008, we expanded our investment capabilities by acquiring Winslow Capital, which specializes in large-cap growth equities.

Maintain and grow distribution and client relationships, including international expansion.  We plan to continue to focus on providing high quality service and support to the financial advisors at our distribution partners with our sales and service force of 122 professionals in order to strengthen our existing relationships. We plan to continue employing a consultative-based approach in serving our clients’ needs. We also will continue to serve the financial advisors and institutional consultants who recommend our products by providing them with wealth management education, practice management training and client relationship management technology. In addition, we intend to use our established relationships with our clients, particularly retail high-net-worth advisors, to cross-sell products from our different investment teams. Finally we are looking to expand internationally, offering our core products to foreign investors primarily through our established distribution partners.

Investment Products and Services

We provide investment management services and offer a broad array of investment products through our seven independent, separately branded investment managers, each with distinct investment processes and strategies and dedicated investment and research teams. Each investment strategy can be offered in multiple product structures in order to provide customized investment solutions, including separately managed retail and institutional accounts, closed-end funds and mutual funds. These investment products are designed primarily for high-net-worth and institutional investors, and are distributed through intermediary firms including broker-dealers, commercial banks, affiliates of insurance providers, financial planners, accountants, consultants and investment advisors or are provided directly to institutional investors.

Investment Managers

We provide asset management services through the following seven separately branded investment managers:

Nuveen Asset Management focuses on municipal and taxable fixed income investments, and had $77.3 billion in assets under management as of December 31, 2009, representing 53% of our assets under management. Using a value oriented approach, NAM evaluates securities and sectors and selects what it views as attractive bond structures and credit exposures while positioning the portfolio within appropriate maturity and duration ranges. For Nuveen’s open-end and closed-end funds, NAM provides investment advisory services primarily with respect to municipal bond and taxable fixed income securities, and enters into sub-advisory agreements with affiliated or unaffiliated sub-advisors to provide discretionary management for certain asset classes, which include growth and value equities, foreign securities, preferred securities, convertible securities, real estate investments, senior loans and other asset classes.

Nuveen HydePark focuses on enhanced equity investment management, and had $1.5 billion in assets under management as of December 31, 2009, representing 1% of our assets under management. Nuveen HydePark uses proprietary quantitative techniques to create value added portfolios designed to closely track client-selected benchmarks. Nuveen HydePark currently provides investment management services to institutional accounts and asset allocation services to open-end funds.

NWQ Investment Management focuses on value equities, and had $19.6 billion in assets under management as of December 31, 2009, representing 14% of our assets under management. NWQ’s investment approach concentrates on identifying undervalued companies that our investment professionals believe possess catalysts to improve profitability and/or unlock value. NWQ’s analysts conduct bottoms-up research to capitalize on opportunities that may be created by investor over-reaction, misperception and short-term focus. NWQ emphasizes analysis of the risk/reward of each investment within a diversified portfolio in order to provide downside protection. NWQ strives to enhance these capabilities by maintaining an entrepreneurial research environment.

Santa Barbara Asset Management focuses on “blue chip” large through small cap companies that exhibit stable and consistent earnings growth, and had $3.8 billion in assets under management as of December 31, 2009, representing 3% of our assets under management. Santa Barbara’s investment philosophy is to invest in companies that it believes are well managed, have demonstrated an ability to grow revenue and earnings in a stable and consistent fashion, consistently generate healthy returns on capital and maintain a conservative capital structure. Investment emphasis for equities is on stable growth companies based on factors such as profitability, rate of growth, stability and growth, trend, and current earnings momentum.

Symphony Asset Management focuses primarily on equity and fixed income strategies in alternative investments, structured products and long-only portfolios, and had $8.5 billion in assets under management as of December 31, 2009, representing 5% of our assets under management. The investment team at Symphony uses quantitative models to simplify its investment process, followed by developing more qualitative insights into investment opportunities to drive ultimate investment decisions. Symphony currently manages fixed income and equity portfolios designed to reduce market-related risk through market-neutral and other strategies.

Tradewinds Global Investors focuses on global equities, and had $25.4 billion in assets under management as of December 31, 2009, representing 18% of our assets under management. Tradewinds’ investment process concentrates on examining equity securities of companies ranging from large to small cap in developed and emerging markets to identify and invest in undervalued, mispriced and underfollowed securities of companies with strong or improving business fundamentals.

Winslow Capital Management focuses on large-cap growth equities, and had $8.7 billion in assets under management as of December 31, 2009, representing 6% of our assets under management. Winslow Capital concentrates its investing in companies with above-average earnings growth potential.

We also offer investment products in a variety of taxable income styles including preferred securities, convertible securities, real estate investment trusts (“REITs”) and emerging market debt. Some of these styles are accessed through sub-advisory relationships with other specialized, third-party investment managers. As of December 31, 2009, approximately $6.4 billion in assets representing 4% of our assets under management were managed through external sub-advisory relationships.

We have traditionally had a very low employment turnover rate among our portfolio managers. The majority of our portfolio managers, as well as those employed by sub-advisors, have devoted most of their professional careers to the analysis, selection and surveillance of the types of securities held in the funds or accounts they manage.

Investment Products

Institutional and Retail Managed Accounts.  We provide tailored investment management services to institutions and individuals through traditional managed accounts. Managed accounts are individual portfolios comprised primarily of stocks and bonds that offer investors the opportunity for a greater degree of customization than packaged products. Our managed account offerings include large-cap growth and value accounts, small-cap and mid-cap growth and value accounts, small-cap core accounts, international equity accounts, blends of stocks and bonds, and market-neutral as well as tax-free and taxable-income accounts. Symphony offers single- and multi-strategy hedged portfolios across different asset classes and capitalization ranges including U.S. equities, convertible, high-yield and investment-grade debt, and senior loans. Symphony also manages structured-finance products such as CLOs (collateralized loan obligations). NAM, NWQ, Symphony, Tradewinds and Winslow Capital also offer certain of their investment capabilities to institutional clients through privately offered funds.

Closed-End Funds.  As of December 31, 2009, we sponsored 123 actively managed closed-end funds that feature a range of equity, balanced and fixed-income investment strategies. Of these funds, 101 invest exclusively in municipal securities. The remaining 22 funds invest in a variety of debt and/or equity securities, including preferred securities, senior loans, REITS, as well as common shares of both U.S. and non-U.S. companies. Unlike open-end funds, closed-end funds do not continually offer to sell and redeem their shares. Rather, closed-end funds list their common shares on a national exchange (e.g., the New York Stock Exchange or NYSE Amex, formerly the American Stock Exchange) and common shareholders seeking liquidity may trade their shares daily on the exchange through a financial adviser or otherwise. The prices at which common shares are traded may be above or below the shares’ net asset value. The funds’ Board of Trustees at least annually will consider action that might be taken to reduce or eliminate discounts for funds whose common shares are persistently trading at a significant discount to their net asset value. Such actions may include, but are not limited to, repurchasing shares or the conversion of a fund from a closed-end to an open-end investment company, which may negatively impact the company’s total assets under management. As of February 28, 2010, 68 out of the 123 closed-end funds we sponsor seek to enhance common share distributions and total returns on average over time through the use of leverage. These funds may leverage their capital structures in a variety of ways, including through issuance of preferred equity securities, incurring short-term borrowings as well as by investing in securities such as tender option bonds. As discussed above, we have been proactively working to refinance the outstanding ARPS of our funds since the auctions for ARPS began to fail generally in February 2008. A fund’s cost of leverage is typically based on short-term interest rates, while the proceeds from the incurrence of leverage are invested by the funds in additional portfolio investments. If a fund’s cost of leverage were to exceed the net rate of return earned by the fund’s investment portfolio for an extended period, the fund’s Board of Trustees may consider selling portfolio securities in order to reduce the outstanding level of leverage. This may negatively affect the company’s total assets under management.

Open-End Mutual Funds.  As of December 31, 2009, we offered 66 open-end mutual funds. These funds are actively managed and continuously offer to sell their shares at prices based on the daily net asset values of their portfolios. All 66 funds offer daily redemption at net asset value. Of the 66 mutual funds, we offer 32 national and state-specific municipal funds that invest substantially all of their assets in diversified portfolios of limited-term, intermediate-term or long-term municipal bonds. We offer other mutual funds that invest in U.S. equities, international equities, portfolios combining equity with taxable fixed-income or municipal securities and in taxable fixed-income securities.

The following table shows, by investment product, net assets managed by the Company at December 31 for each of the past three years ended December 31, 2009, 2008 and 2007:

Net Assets Under Management

	Year Ended December 31,
	2009	2008	2007
	(Dollars in millions)

Managed Accounts:
Retail	$38,481	$34,860	$54,919
Institutional	38,960	29,817	37,888

Total	77,441	64,677	92,807
Open-End Mutual Funds:
Municipal	16,143	11,898	14,743
Equity and Income	5,227	2,790	4,452

Total	21,370	14,688	19,195
Closed-End Exchange-Traded Funds:
Municipal	34,919	30,675	35,135
Taxable Fixed Income	7,118	5,635	11,854
Equity	3,948	3,548	5,316

Total	45,985	39,858	52,305

Total	$144,796	$119,223	$164,307

The following table summarizes gross sales for our investment products for the past three years ended December 31, 2009, 2008 and 2007:

Gross Sales of Investment Products

	Year Ended December 31,
	2009	2008	2007
	(Dollars in millions)

Managed Accounts:
Retail	$9,224	$7,914	$8,592
Institutional	8,811	6,757	9,789

Total	18,035	14,671	18,381
Open-End Mutual Funds:
Municipal	4,974	4,356	4,071
Equity and Income	2,832	1,959	1,995

Total	7,806	6,315	6,066
Closed-End Exchange-Traded Funds:
Municipal	874	2	231
Taxable Fixed Income	357	-	925
Equity	-	-	550

Total	1,231	2	1,706

Total	$27,072	$20,988	$26,153

The following table summarizes net flows (equal to the sum of sales, reinvestments and exchanges, less redemptions) for our investment products for the past three years ended December 31, 2009, 2008 and 2007:

Net Flows

	Year Ended December 31,
	2009	2008	2007
	(Dollars in millions)

Managed Accounts:
Retail	$(2,263)	$(8,920)	$(5,707)
Institutional	(1,068)	586	3,733

Total	(3,331)	(8,334)	(1,974)
Open-End Mutual Funds:
Municipal	2,411	277	636
Equity and Income	1,325	139	965

Total	3,736	416	1,601
Closed-End Exchange-Traded Funds:
Municipal	887	14	220
Taxable Fixed Income	(70)	(1,931)	926
Equity	(50)	(453)	571

Total	767	(2,370)	1,717

Total	$1,172	$(10,288)	$1,344

The relative attractiveness of our managed accounts, mutual funds, closed-end funds and privately offered funds to investors depends upon many factors, including current and expected market conditions, the performance histories of the funds, their current yields, the availability of viable alternatives and the level of continued participation by unaffiliated, third party firms that distribute our products to their customers.

The assets under management of managed accounts, mutual funds, closed-end funds and privately offered funds are affected by changes in the market values of the underlying securities. Changing market conditions may cause positive or negative shifts in valuation and, subsequently, in the advisory fees earned from these assets.

Investment Management Services

We provide investment management services to funds, accounts and portfolios pursuant to investment management agreements. With respect to separately managed accounts, our investment managers generally receive fees, on a quarterly basis, based on the value of the assets managed on a particular date, such as the first or last calendar day of a quarter, or on the average asset value for the period. Certain of our investment managers may earn performance fees on certain institutional accounts and funds based on the performance of the accounts. With respect to mutual funds and closed-end funds, we receive fees based either on each fund’s average daily net assets or on a combination of the average daily net assets and gross interest income.

Advisory fees, net of sub-advisory fees and expense reimbursements, earned on managed assets for each of the past three years are shown in the following table:

Net Investment Advisory Fees

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Managed Accounts	$279,655	$348,929	$413,928
Closed-End Exchange-Traded Funds	257,745	280,780	295,162
Less: Sub-Advisory Fees	(15,812)	(23,497)	(28,279)

Net Advisory Fees	241,933	257,283	266,883
Open-End Mutual Fund Advisory Fees	104,433	104,972	114,661
Less: Reimbursed Expenses	(5,607)	(3,176)	(1,210)
Less: Sub-Advisory Fees	(316)	(578)	(1,998)

Net Advisory Fees	98,510	101,218	111,453

Total	$620,098	$707,430	$792,264

Our advisory fee schedules currently provide for maximum annual fees ranging from 0.40% to 0.75% in the case of the municipal and taxable fixed income mutual funds, and 0.35% to 1.25% in the case of the equity mutual funds. Maximum fees in the case of the closed-end funds currently range from 0.35% to 1.15% of total net assets, except with respect to five select portfolios. The investment management agreements for these select portfolios provide for annual advisory fees ranging from 0.25% to 0.30%. Additionally, for 57 funds offered since 1999, the investment management agreement specifies that, for at least the first five years, we will waive a portion of management fees or reimburse other expenses. The investment management agreement provides for waived management fees or reimbursements of other expenses ranging from 0.05% to 0.45% for the first five years. In each case, the management fee schedules provide for reductions in the fee rate at increased asset levels.

In August 2004, we implemented a complex-wide fund pricing structure for all of our managed funds. The complex-wide pricing structure separates traditional portfolio management fees into two components – a fund specific component and an aggregate complex-wide component. The aggregate complex-wide component introduces breakpoints related to the entire complex of managed funds, rather than utilizing breakpoints only within individual funds. Above these breakpoints, fee rates are reduced on incremental assets. In 2007, we modified the complex-wide fee schedule to provide additional breakpoints above complex-wide fund assets of $80 billion.

For separately managed accounts, fees are negotiated and are based primarily on asset size, portfolio complexity and individual needs. These fees can range up to 1.50% of net asset value annually, with the majority of the assets falling between 0.22% and 0.80%.

We may earn performance fees for performance above specifically defined benchmarks for various of our investment strategies. Performance fees earned by privately offered hedge funds or performance-based separate accounts, are generally measured annually and are recognized only at the performance measurement dates contained in an individual account management agreement. As of December 31, 2009, the underlying measurement dates for the majority of our performance-based arrangements fall in the second half of the calendar year. This percentage may change in the future due to changes in assets under management and/or anniversary date contract changes.

Each of our open-end and closed-end funds has entered into an investment management agreement with NAM. Although the specific terms of each agreement vary, the basic terms are similar. Pursuant to the agreements, NAM provides overall management services to each of the funds, subject to the supervision of each fund’s Board of Directors and in accordance with each fund’s investment objectives and policies. The investment management agreements must be approved annually by the directors of the respective funds, including a majority of the directors who are not “interested persons” of NAM, as defined in the Investment Company Act. Amendments to such agreements typically must be approved by fund shareholders. Each agreement may be terminated without penalty by either party upon 60 days’ written notice, and terminates automatically upon its assignment (as defined in the Investment Company Act). Such an “assignment” would take place in the event of a change in control of NAM. Under the Investment Company Act, a change in control of NAM would be deemed to occur in the event of certain changes in the ownership of our voting stock. The termination of all or a portion of the investment management agreements, for any reason, could have a material adverse effect on our business and results of operations.

Each fund bears all expenses associated with its operations, including the costs associated with the issuance and redemption of securities, where applicable. The funds do not bear compensation expenses of directors or officers of the fund who are employed by Nuveen. Some of our investment management agreements provide that, to the extent certain enumerated expenses exceed a specified percentage of a fund’s or a portfolio’s average net assets for a given year, NAM will absorb such excess through a reduction in the management fee and, if necessary, pay such expenses so that the year-to-date net expense will not exceed the specified percentage. In addition, we may voluntarily waive all or a portion of our advisory fees from a fund, and/or reimburse expenses, for competitive reasons. Reimbursed expenses for mutual funds, including voluntary waivers, totaled $5.6 million during 2009 and $3.2 million during 2008. We expect to continue voluntary waivers at our discretion. The amount of such waivers may be more or less than historical amounts.

Pursuant to sub-advisory agreements with NAM, Institutional Capital Corporation (“ICAP”) performs portfolio management services for a sleeve of the Nuveen Multi-Manager Large-Cap Value Fund; Security Capital Research & Management Incorporated (“SC”) performs portfolio management services for our REIT closed-end fund and a diversified dividend and income closed-end fund; Wellington Management Company, LLP (“WM”) performs portfolio management services in emerging markets for a diversified dividend and income closed-end fund and two mortgage opportunity term closed-end funds; Spectrum Asset Management, Inc. (“SM”) performs portfolio management services for three preferred securities closed-end funds, two multi-strategy income and growth closed-end funds and a tax-advantaged floating rate closed-end fund; Enhanced Investment Technologies LLC (“INTECH”) performs portfolio management services for a core equity-based closed-end fund; and Gateway Advisors (“GA”) performs portfolio management services for four equity premium closed-end funds. We had a 23% non-voting minority equity ownership interest in ICAP that was sold in 2006; we have no equity ownership interest in ICAP, SC, WM, SM, INTECH or GA.

We pay ICAP, SC, WM, SM, INTECH and GA a portfolio advisory fee for sub-advisory services. The sub-advisory fees are based on the percentage of the aggregate amount of average daily net assets in the funds or to the portion thereof they sub-advise. The fee schedules provide for rate declines as asset levels increase. Pursuant to sub-advisory agreements, through our advisory subsidiaries, we perform portfolio management services on behalf of three equity-based closed-end funds and a fixed-income based closed-end fund. The closed-end fund sub-advisory agreements are with a subsidiary of Merrill Lynch. We earn sub-advisory fees based on the assets in the funds we sub-advise.

Services provided by our investment managers to managed accounts are also governed by management contracts, which are customized to suit a particular account. A majority of these contracts and certain assets under management of NAM, NWQ, Santa Barbara, Symphony, Tradewinds and Winslow Capital involve investment management services provided to clients who are participants in “wrap-fee” programs sponsored by unaffiliated investment advisors or broker-dealers. Such agreements, and the other investment agreements to which our investment managers are parties, generally provide that they can be terminated without penalty upon written notice by either party within any specified period. Under the provisions of the Investment Advisers Act, such investment management agreements may not be assigned to another manager without the client’s consent. The term “assignment” is broadly defined under this Act to include any direct or indirect transfer of the contract or of a controlling block of the advisor’s stock by a security holder.

Investment Product and Service Distribution

We distribute our investment products and services, including separately managed accounts, closed-end funds and mutual funds, through registered representatives associated with unaffiliated national and regional broker-dealers, commercial banks, private banks, broker-dealer affiliates of insurance agencies and independent insurance dealers, financial planners, accountants, and tax consultants (“retail distribution firms”) and through unaffiliated consultants serving institutional markets. We also provide investment products and services directly to institutional investors. Our distribution strategy is to maximize the accessibility and distribution potential of its investment products by maintaining strong relationships with a broad array of registered representatives and independent advisors and consultants. We have well-established relationships with registered representatives in retail distribution firms throughout the country. These registered representatives participate to varying degrees in our marketing programs, depending upon any one or more of the following factors: their interest in distributing investment products provided by us; their perceptions of the relative attractiveness of our managed funds and accounts; the profiles of their customers and their clients’ needs; and the conditions prevalent in financial markets.

Registered representatives may reduce or eliminate their involvement in marketing our products at any time, or may elect to emphasize the investment products of competing sponsors, or the proprietary products of their own firms. Registered representatives may receive compensation incentives to sell their firm’s investment products or may choose to recommend to their customers investment products sponsored by firms other than by us. This decision may be based on such considerations as investment performance, types and amount of distribution compensation, sales assistance and administrative service payments, and the levels and quality of customer service. In addition, a registered representative’s ability to distribute our mutual funds is subject to the continuation of a selling agreement between the firm with which the representative is affiliated and us. A selling agreement does not obligate the retail distribution firm to sell any specific amount of products and typically can be terminated by either party upon 60 days’ notice. During 2009, there were no distribution relationships at any one firm that represented 10% of consolidated operating revenue for 2009.

We employ external and internal sales and service professionals who work closely with intermediary distribution partner firms and consultants to offer products and services for high-net-worth investors and institutional investors. These professionals regularly meet with independent advisors and consultants, who distribute our products, to help them develop investment portfolio and risk-management strategies designed around the core elements of a diversified portfolio. We also employ several professionals who provide education and training to the same independent advisors and consultants. These professionals offer expertise and guidance on a number of topics including wealth management strategies, practice management development, asset allocation and portfolio construction.

As part of our asset management business, we earn revenue upon the distribution of our mutual funds and upon the public offering of new closed-end exchange-traded funds. We do not earn distribution revenue upon the establishment of managed accounts.

Common shares of closed-end funds are initially sold to the public in offerings that are underwritten by a syndication group, including the Company, through our Nuveen Investments, LLC, broker-dealer. Underwriting fees earned are dependent upon our level of participation in a syndicate or selling group for a new closed-end fund. During the year ended December 31, 2008, there were no new closed-end funds offered by the Company. During the year ended December 31, 2009, there were seven new closed-end funds offered by the Company.

All of our mutual funds have adopted a Flexible Sales Charge Program that provides investors with alternative ways of purchasing fund shares based upon their individual needs and preferences.

Class A shares may be purchased at a price equal to the fund’s net asset value plus an up-front sales charge ranging from 2.5% of the public offering price for limited-term municipal funds to 5.75% for equity funds. At the maximum sales charge level, approximately 90% to 95% of the sales charge is typically reallowed as a concession to the retail distribution firms. Additionally, purchases of Class A shares that equal or exceed $1 million may be made without an up-front sales charge, but are subject to a Contingent Deferred Sales Charge (“CDSC”) ranging from 0.50% to 1% for shares redeemed within 12 months. In order to compensate retail distribution firms for

Class A share sales that are $1 million or greater, we advance a sales commission ranging from 0.25% to 1.25% at the time of sale. Class A shares are also subject to an annual SEC Rule 12b-1 service fee of between 0.20% and 0.25% of assets, which is used to compensate securities dealers for providing continuing financial advice and other services to investors.

Class B shares are not available for new accounts or for additional investment into existing accounts. However, certain of our mutual funds will issue Class B shares upon the exchange of Class B shares from another fund or for purposes of dividend reinvestment. Eligible investors may purchase Class B shares at the offering price, which is the net asset value per share without any up-front sales charge. Class B shares are subject to an annual SEC Rule 12b-1 distribution fee of 0.75% of assets to compensate us for costs incurred in connection with the sale of such shares, an annual SEC Rule 12b-1 service fee of between 0.20% and 0.25% of assets to compensate securities dealers for providing continuing financial advice and other services to investors, and a CDSC which declines from 5% to 1% for shares redeemed within a period of 5 or 6 years. Class B shares convert to Class A shares after they are held for eight years.

Class C shares may be purchased at a price equal to the fund’s net asset value without any up-front sales charge. However, these shares are subject to an annual SEC Rule 12b-1 distribution fee of 0.35% to 0.75% of assets to compensate securities dealers over time for the sale of fund shares, an annual SEC Rule 12b-1 service fee of between 0.20% and 0.25% of assets to compensate securities dealers for providing continuing financial advice and other services to investors, and a 1% CDSC for shares redeemed within 12 months of purchase. In addition, we advance a 1% sales commission to retail distribution firms at the time of sale and, in return, receive the first year’s SEC Rule 12b-1 distribution fee and SEC Rule 12b-1 service fee.

Class R3 shares may be purchased from certain of our mutual funds at a price equal to the fund’s net asset value without any up-front sales charge. However, these shares are subject to an annual SEC Rule 12b-1 distribution and service fee designed to compensate securities dealers for the sale of fund shares or for providing continuing financial advice or other services to investors. Class R3 shares are only available for purchase by certain retirement plans that have an agreement with us to utilize these shares in certain investment products or programs.

Class I shares, formerly named Class R shares, may be purchased at a price equal to the fund’s net asset value without any up-front sales charge, on-going fees or CDSCs. These shares are available primarily to clients of fee-based advisors, wrap programs and investors purchasing $1 million or more of fund shares.

Company History and Acquisitions

Our company, headquartered in Chicago, is the successor to a business formed in 1898 by Mr. John Nuveen that served as an underwriter and trader of municipal bonds. We introduced our first municipal bond mutual fund in 1976, and our first municipal bond closed-end fund in 1987. We began providing individual managed account services to investors in early 1995, and since 1997 we have offered an increasingly wide range of equity-based managed accounts and funds to our target markets.

We incorporated in the State of Delaware on March 23, 1992, as a wholly owned subsidiary of The St. Paul Companies, Inc., now The Travelers Companies, Inc. (“TRV”). John Nuveen & Co. Incorporated, the predecessor of our Company (now named Nuveen Investments, LLC), had been a wholly owned subsidiary of TRV since 1974. During 1992, TRV sold a portion of its ownership interest in our company through a public offering.

On August 31, 1997, we completed the acquisition of all of the outstanding stock of Rittenhouse Financial Services, Inc., which specialized in managing individual equity and balanced portfolios primarily for high-net-worth individuals served by financial advisors. Rittenhouse provided us with a high quality, scalable distribution and service platform focused on the growing retail managed account market.

On September 17, 1999, we completed the sale of our investment banking business to US Bancorp Piper Jaffray. In conjunction with the sale, we ceased underwriting and distributing municipal bonds and serving as remarketing agent for variable rate bonds.

On July 16, 2001, we completed the acquisition of Symphony Asset Management, LLC, an institutional investment manager based in San Francisco. As a result of the acquisition, our product offerings expanded to include alternative investments designed to reduce risk through market-neutral and other strategies in several equity and fixed income asset classes. Symphony also manages several long-only portfolios for us.

On August 1, 2002, we completed the acquisition of NWQ Investment Management, an asset management firm that specializes in value-oriented equity investments. NWQ has significant relationships among institutions and financial advisors serving high-net-worth investors.

On April 7, 2005, TRV sold approximately 40 million shares of our common stock in a secondary underwritten public offering. Upon the closing of the secondary offering, we were no longer a majority-owned subsidiary of TRV, and as of the end of September 2005, all of TRV’s remaining ownership interest in Nuveen had been sold.

On October 3, 2005, we completed the acquisition of Santa Barbara Asset Management. Santa Barbara specializes in mid- to large-cap and small- to mid-cap growth equities, primarily serving institutions and high-net-worth investors.

In the first quarter of 2006, a separate investment management platform was established, dedicated to international and global investing. This unit, named Tradewinds Global Investors, LLC, is one of the distinct, independent and separately branded investment managers within Nuveen Investments. The Tradewinds investment team previously managed international and global value portfolios as part of NWQ.

On April 30, 2007, we acquired HydePark Investment Strategies, which specializes in enhanced equity strategies.

On November 13, 2007, a group of private equity investors led by Madison Dearborn Partners acquired all of the outstanding shares of the Company for approximately $5.8 billion in cash.

At the end of 2008, we combined Rittenhouse Financial Services with Santa Barbara Asset Management. The large cap “blue chip” growth equity strategy of Rittenhouse is now offered through Santa Barbara which also specialized in growth equities as described above.

On December 26, 2008, we acquired Winslow Capital Management, Inc., which specializes in large-cap growth equities.

Competition

The investment management industry is relatively mature and saturated with competitors that provide products and services similar to ours. Furthermore, the marketplace for investment products is rapidly changing; investors are becoming more sophisticated; the demand for and access to investment advice and information are becoming more widespread; and more investors are demanding investment vehicles that are customized to their personal situations. Competition in the investment management industry continues to increase as a result of greater regulatory flexibility afforded to banks and other financial institutions to sponsor and distribute mutual funds. The registered representatives that distribute our investment products also distribute numerous competing products, often including products sponsored by the retail distribution firms where they are employed. There are relatively few barriers to entry for new investment management firms. Our managed account business is also subject to substantial competition from other investment management firms seeking to be approved as managers in the various “wrap-fee” programs. The markets for mutual funds are highly competitive, with many participating sponsors. The sponsor firms have a limited number of approved managers at the highest and most attractive levels of their programs and based upon the information available, we believe that we held significantly less than a 5% share of the market with respect to net sales of mutual funds in each of the last three years. We closely monitor the investment performance of such firms on an on-going basis as they evaluate which firms are eligible for continued participation in these programs. We are also subject to competition in obtaining the commitment of underwriters to underwrite our closed-end fund offerings. To the extent the increased competition for underwriting and distribution causes higher distribution costs, our net revenue and earnings will be reduced.

We encounter significant competition in all areas of our business. We compete with other investment managers, mutual fund advisors, brokerage and investment banking firms, insurance companies, hedge funds, banks and other financial institutions, many of which are larger, have proprietary access to distribution, have a broader range of product choices and investment capabilities, and have greater capital resources. Our ability to successfully compete in this market is based on the following factors: our ability to achieve consistently strong investment performance; to maintain and build upon our distribution relationships and continue to build new ones; to develop appropriately priced investment products well suited for our distribution channels and attractive to underlying clients and investors; to offer multiple investment choices; to provide effective shareowner servicing; to retain and strengthen the confidence of our clients; to attract and retain talented portfolio management and sales personnel; and to develop and leverage our brand in existing and new distribution channels. Additionally, our ability to successfully compete with other investment management companies is highly dependent on our reputation and our relationship with clients.

Regulatory

Each of our investment advisor subsidiaries (and each of the previously identified unaffiliated sub-advisors to certain of our funds) is registered with the SEC under the Investment Advisers Act. Each closed-end fund and open-end fund is registered with the SEC under the Investment Company Act. Each national open-end fund is qualified for sale (or not required to be so qualified) in all states in the United States and the District of Columbia. Each single-state open-end fund is qualified for sale (or not required to be so qualified) in the state for which it is named and other designated states. Virtually all aspects of our investment management business, including the business of the sub-advisors, are subject to various federal and state laws and regulations. These laws and regulations are primarily intended to benefit the investment product holder and generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict us (and any sub-advisor) from carrying on its investment management business in the event that we fail to comply with such laws and regulations. In such an event, the possible sanctions, which may be imposed, include the suspension of individual employees, limitations on our engaging in the investment management business for specified periods of time, the revocation of the advisors’ registrations as investment advisors or other censures and fines.

Under the Investment Company Act, if one of our investment advisor subsidiaries, our broker dealer subsidiary Nuveen Investments, LLC or any of their respective affiliates were either convicted of a felony or misdemeanor involving the purchase or sale of securities or were permanently or temporarily enjoined by a court from acting in a variety of capacities relating to the securities business, the entity subject to such sanction and its affiliates would become ineligible to act as an investment advisor or underwriter unless the SEC granted an exemption from such ineligibility. Such an exemption would have to be applied for and it would be wholly within the discretion of the SEC to grant or deny any such application subject to any conditions the SEC deemed appropriate in the public interest.

Our officers, directors, and employees may, from time to time, own securities that are also held by one or more of our funds. Our internal policies with respect to individual investments require prior clearance of all transactions in securities of our company and other restrictions are imposed with respect to transactions in our closed-end fund securities. All of our employees are considered access persons and as such are subject to additional restrictions with respect to the pre-clearance of the purchase or sale of securities over which they have investment discretion. We also require employees to report transactions in certain securities and restrict certain transactions so as to seek to avoid the possibility of improper use of information relating to the management of client accounts.

Our subsidiary, Nuveen Investments, LLC, is registered as a broker-dealer under the Exchange Act and is subject to regulation by the SEC, FINRA and other federal and state agencies and self-regulatory organizations. Nuveen Investments, LLC is subject to the SEC’s Uniform Net Capital Rule, designed to enforce minimum standards regarding the general financial condition and liquidity of a broker-dealer. Under certain circumstances, this rule may limit our ability to make withdrawals of capital and receive dividends from Nuveen Investments, LLC. The regulatory net capital of Nuveen Investments, LLC has consistently exceeded such minimum net capital requirements. At December 31, 2009, Nuveen Investments, LLC had aggregate net capital, as defined, of approximately $24.6 million, which exceeded the regulatory minimum by approximately $22.6 million. The securities industry is one of the most highly regulated in the United States, and failure to comply with related laws and regulations can result in the revocation of broker-dealer licenses, the imposition of censures or fines and the suspension or expulsion of a firm and/or its employees from the securities business.

Litigation and Regulatory Proceedings

Regulatory authorities, including FINRA and the SEC, examine our registered broker-dealer and investment advisor subsidiaries, or the registered investment companies managed by our affiliates, from time to time in the regular course of their businesses. In addition, from time to time we or one or more of our registered subsidiaries receives information requests from a regulatory authority as part of an industry-wide “sweep” examination of particular topics or industry practices. There is an ongoing FINRA Enforcement Inquiry into our broker-dealer’s marketing and distribution of ARPS. In January 2010, FINRA’s staff notified our broker-dealer that the staff had made a preliminary determination to recommend that a disciplinary action be brought against the broker-dealer. The potential charges recommended by the staff of FINRA in such action would allege that certain ARPS marketing materials provided by our broker-dealer were false and misleading from 2006 to 2008 and would also allege failure by our broker-dealer relating to its supervisory system with respect to the marketing of ARPS during that period. The staff of FINRA provided us with an opportunity to make a written submission to FINRA to aid its consideration of whether to revise and/or go forward with the staff’s preliminary determination to recommend disciplinary action. We submitted a response to the potential allegations and asserted defenses in February 2010. We are continuing to discuss these matters with the staff of FINRA. Certain states have also requested information about our marketing materials for ARPS. We believe that such marketing materials were accurate and not misleading when provided to broker dealers for their use.

Each national open-end Nuveen fund is qualified for sale (or not required to be so qualified) in all states in the United States and the District of Columbia. Each single-state open-end Nuveen fund is qualified for sale (or not required to be so qualified) in the state for which it is named and other designated states.

Advertising and Promotion

We provide individual registered representatives with daily prices, weekly, monthly and quarterly sales bulletins, monthly product, statistical and performance updates, product education programs, product training seminars, and promotional programs coordinated with our advertising campaigns. In addition, we regularly coordinate our marketing and promotional efforts with individual registered representatives, as described in “Investment Product and Service Distribution.” We also augment our marketing efforts through magazine, newspaper and other forms of advertising, targeted direct mail and telemarketing sales programs, web-based marketing and sponsorship of certain sports and civic activities.

Employees

At December 31, 2009, we had 902 full-time employees. Employees are compensated with a combination of salary, cash bonus and fringe benefits. In addition, we have sought to retain our key and senior employees through competitive incentive arrangements, which include equity-based opportunities. We consider our relations with our employees to be good.

Item 1A.	Risk Factors

Risks Related to Our Business

Significant and sustained declines in securities markets, such as the declines occurring beginning in 2008 into early 2009, have and may continue to adversely affect our assets under management and financial results. Poor investment performance may also adversely affect our assets under management and our future offerings.

A large portion of our revenues is derived from investment advisory contracts with clients. Under these contracts, the investment advisory fees we receive are typically based on the market value of assets under management. Significant and sustained declines in securities markets and/or the value of the securities managed may reduce our assets under management and sales of our products, and, as a result, adversely affect our revenues and financial results. Beginning in 2008, accelerating in the fourth quarter of 2008, and continuing into 2009, securities markets were characterized by substantially increased volatility and experienced significant overall declines. Primarily as a result of market depreciation, our assets under management decreased from $164.3 billion at December 31, 2007 to $115.3 billion at March 31, 2009.

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

Our assets under management and investment products are impacted by many factors beyond our control, including the following:

General fluctuations in equity markets and dealings in equity markets.  As of December 31, 2009, approximately 44% of our assets under management were equity assets. As noted above, recently there have been substantial fluctuations in price levels in securities markets, including equity markets. These fluctuations can occur on a daily basis and over longer periods as a result of a variety of factors, including national and international economic and political events, broad trends in business and finance, and interest rate movements. Reduced equity market prices generally may result in lower levels of assets under management and the loss of, or reduction in, incentive and performance fees, each of which will result in reduced revenues. Periods of reduced market prices may adversely affect our profitability if we do not reduce our fixed costs.

Changes in interest rates and defaults.  As of December 31, 2009, approximately 56% of our assets under management were fixed income securities. During 2008, particularly in the fourth quarter of 2008, there were several disruptions in the credit markets and periods of illiquidity. This resulted in a decline in the value of the fixed income securities that we manage reducing our assets under management. Although fixed income securities markets stabilized in 2009, these conditions could recur. Increases in interest rates from their present levels may also adversely affect the values of fixed income securities. Further, the value of the assets may decline as a result of an issuer’s actual or perceived creditworthiness or an issuer’s ability to meet its obligations. In addition, increases in interest rates may have a magnified adverse effect on our leveraged closed-end funds. Moreover, fluctuations in interest rates may have a significant impact on securities markets, which may adversely affect our overall assets under management.

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

We sponsor 123 closed-end funds of which 101 were leveraged through the issuance of an auction-rate preferred stock (“ARPS”). Our leveraged closed-end funds had $15.4 billion of ARPS outstanding as of December 31, 2007. This leverage seeks to enhance income for common shareholders of the fund in accordance with the funds’ investment objectives and policies. Beginning on February 12, 2008, the $342 billion auction-rate securities market, including approximately $65 billion of ARPS issued by closed-end funds, began to experience widespread auction failures. Since February 14, 2008, virtually all auctions for ARPS issued by closed-end funds, and all ARPS of our funds, have failed. As a result of the auction failures, investors in ARPS of our funds have been unable to sell their ARPS in these auctions. Although our funds have refinanced $7.3 billion of their outstanding ARPS as of February 28, 2010, $8.0 billion remained outstanding as of such date. All $8.0 billion of these ARPS were issued by our municipal funds and pay tax-exempt dividends which limits the refinancing options available for these ARPS. Although we continue to make progress refinancing ARPS, our inability to arrange for the refinancing of the remaining outstanding ARPS of our funds could damage our relationships with the third party distributors through which we distribute the closed-end funds we sponsor and other investment products. It could also damage our reputation in the marketplace making it more difficult for us to distribute new closed-end funds and other investment products sponsored by us which could result in an adverse affect on our business. As discussed above in Item 1. “Business – Litigation and Regulatory Proceedings,” the staff of the Financial Industry Regulatory Authority (“FINRA”) has notified our broker dealer subsidiary, Nuveen Investments, LLC, that it has made a preliminary determination to recommend that a disciplinary action be brought against the broker dealer in connection with FINRA’s inquiry into the marketing and distribution of our funds’ ARPS. This FINRA Enforcement Inquiry or action by other regulatory authorities could result in fines or other action which could adversely affect us.

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

A sizable number of new asset management firms and mutual funds have been established in the last ten years, increasing our competition. In addition, the asset management industry has experienced consolidation as numerous asset management firms have either been acquired by other financial services firms or have ceased operations. In many cases, this has resulted in firms having greater financial resources than us. In addition, a number of heavily capitalized companies, including commercial banks and foreign entities, have made investments in and acquired asset management firms. Access to brokerage firms’ retail distribution systems, “wrap fee” retail managed account programs, and mutual fund and other distribution channels has also become increasingly competitive. Despite the recent problems of certain of these competitors, all of these factors could make it more difficult for us to compete and no assurance can be given that we will be successful in competing and growing or maintaining our assets under management and business. If clients and potential clients decide to use the services of competitors, it could reduce our revenues and growth rate, and if our revenues decrease without a commensurate reduction in our expenses, our net income will be reduced.

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

Our ability to distribute our products is highly dependent on access to the client base of financial advisors that also offer competing investment products. Registered representatives who recommend our products may reduce or eliminate their involvement in marketing our products at any time, or may elect to emphasize the investment products of competing sponsors, or the proprietary products of their own firms. In addition, registered representatives may receive compensation incentives to sell their firm’s investment products or may choose to recommend to their customers investment products sponsored by firms other than us. Further, expenses associated with maintaining access to third-party distribution programs may increase in the future as a result of efforts by distribution firms to defray a portion of their costs of internal customer account related services in connection with their customers’ investments in our products. Finally, a registered representative’s ability to distribute our mutual funds is subject to the continuation of a selling agreement between the firm with which the representative is affiliated and us. We cannot be sure that we will continue to gain access to these financial advisors. The inability to have this access could have a material adverse effect on our business.

In addition, certain financial institutions through which we distribute our products have experienced difficulties resulting from the economic downturn beginning in 2008. Some of these distributors have been acquired and others have obtained funding from the United States government. The resulting disruptions within these third party distributors could adversely impact our business.

The firms through which we distribute closed-end funds charge structuring fees in connection with bringing closed-end funds to market. These fees have significantly increased our costs for new closed-end funds, thereby reducing our margins on these products.

If our asset mix changes, our revenues and operating margins could be reduced.

Our assets under management can generate different revenues per dollar of assets under management based on factors such as the type of asset managed by us (equity assets generally produce greater revenues than fixed income assets), the type of client (institutional clients generally pay higher fees than other clients), the type of asset management product or service provided and the fee schedule of the asset manager providing the service. A shift in the mix of our assets under management from higher revenue-generating assets to lower revenue-generating assets may result in a decrease in our revenues even if our aggregate level of assets under management remains unchanged or increases.

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

Our business is also subject to extensive regulation, including by the SEC and FINRA. Our failure to comply with applicable laws, regulations or rules of self-regulatory organizations could cause regulatory authorities to institute proceedings against us or our subsidiaries and could result in the imposition of sanctions ranging from censure and fines to termination of an investment advisor or broker-dealer’s registration and otherwise prohibiting an investment advisor from acting as an investment advisor. Changes in laws, regulations, rules of self-regulatory organizations or in governmental policies, and unforeseen developments in litigation targeting the securities industry generally or us, could have a material adverse effect on us. The impact of future accounting pronouncements could also have a material adverse effect upon us.

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

Our investment advisor subsidiaries are registered with the SEC as investment advisors under the Investment Advisers Act of 1940, as amended (the “Investment Advisers Act”). The Investment Advisers Act imposes numerous obligations on registered investment advisors, including fiduciary, recordkeeping, operational and disclosure obligations. In light of recent allegations of fraud against certain other investment advisors, we anticipate substantially increased regulation of investment advisors.

Each of our closed-end funds and open-end funds is registered with the SEC under the Investment Company Act of 1940, as amended (the “Investment Company Act”), and the shares of each closed-end fund and open-end fund are registered with the SEC under the Securities Act. Each national open-end fund is qualified for sale (or not required to be so qualified) in all states in the United States and the District of Columbia. Each single-state open-end fund is qualified for sale (or not required to be so qualified) in the state for which it is named and other designated states.

Our subsidiary, Nuveen Investments, LLC, is registered as a broker-dealer under the Exchange Act and is subject to regulation by the SEC, FINRA and federal and state agencies. Our broker-dealer subsidiary is subject to the SEC’s net capital rules and certain state securities laws designed to enforce minimum standards regarding the general financial condition and liquidity of a broker-dealer. Under certain circumstances, these rules would limit our ability to make withdrawals of capital and receive dividends from our broker-dealer subsidiary. The securities industry is one of the most highly regulated in the United States, and failure to comply with the related laws and regulations can result in revocation of broker-dealer licenses, the imposition of censures or fines and the suspension or expulsion from the securities business of a firm, its officers or employees.

Our investment management subsidiaries are subject to the Employee Retirement Income Security Act of 1974 (“ERISA”) and to regulations promulgated thereunder, insofar as they act as a “fiduciary” under ERISA with respect to benefit plan clients. ERISA and applicable provisions of the Internal Revenue Code impose duties on persons who are fiduciaries under ERISA, prohibit specified transactions involving ERISA plan clients and provide monetary penalties for violations of these prohibitions. The failure of any of our subsidiaries to comply with these requirements could result in significant penalties that could reduce our net income.

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

There has been an increased incidence of litigation and regulatory investigations in the asset management industry in recent years, including customer claims as well as class action suits seeking substantial damages. In addition, we, along with other industry participants, are subject to risks related to litigation, settlements and regulatory investigations arising from market events such as the ARPS auction failures described above. We could become involved in such litigation or the subject of such a regulatory investigation, such as the FINRA ARPS enforcement inquiry described above, which could adversely affect us.

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

We are highly leveraged and have a substantial amount of indebtedness, which requires significant interest and principal payments. As of December 31, 2009, we had approximately $4.1 billion in aggregate principal amount of indebtedness, which included borrowings of the full $250 million available under the revolving credit facility that is part of our senior secured credit facilities.

Our and our subsidiaries’ substantial amount of indebtedness could have important consequences in operating our business, including:

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

The operating and financial covenants and restrictions in our senior secured credit facilities and the documentation governing our other debt may adversely affect our ability to finance our future operations or capital needs or engage in other business activities that may be in our interest. The agreements governing our indebtedness restrict, subject to certain exceptions, our and our subsidiaries’ ability to, among other things:

•	incur additional indebtedness or guarantees;

•	pay dividends or make distributions in respect of our capital stock or make certain other restricted payments or redeem or repurchase capital stock;

•	make certain investments;

•	create liens on our or our subsidiary guarantors’ assets;

•	sell assets and subsidiary stock;

•	enter into transactions with affiliates;

•	alter the business that we conduct;

•	designate our subsidiaries as unrestricted subsidiaries; and

•	enter into mergers, consolidations and sales of substantially all our assets.

Our and our subsidiaries’ ability to comply with these covenants and restrictions may be affected by events beyond our control. If we fail to make any required payment under our senior secured credit facilities or to comply with any of the financial and operating covenants in our senior secured credit facilities, we will be in default. In the event of any default under our senior secured credit facilities, the applicable lenders could elect to terminate borrowing commitments and declare all borrowings outstanding, together with accrued and unpaid interest and other fees, to be due and payable, to require us to apply all available cash to repay these borrowings or to prevent us from making or permitting subsidiaries to make distributions or dividends, the proceeds of which are used by us to make other debt service payments. If any of our creditors accelerate the maturity of their indebtedness, we may not have sufficient assets to satisfy our obligations under our senior credit facilities or our other indebtedness.

Our ability to generate the significant amount of cash needed to service our debt and financial obligations depends on many factors beyond our control, including current economic conditions and conditions in the securities markets.

We cannot assure you that our business will generate sufficient cash flow from operations to enable us to pay our indebtedness or to fund our other liquidity needs. Our inability to pay our debts would require us to pursue one or more alternative strategies, such as selling assets, refinancing or restructuring our indebtedness or selling equity capital. However, we cannot assure you that any alternative strategies will be feasible at the time or provide adequate funds to allow us to pay our debts as they come due and fund our other liquidity needs. Certain of our indebtedness restricts our ability to sell assets and use the proceeds from such sales. Additionally, we may not be able to refinance any of our indebtedness on commercially reasonable terms, or at all. If we cannot service our indebtedness, it could impede the implementation of our business strategy or prevent us from entering into transactions that would otherwise benefit our business.

Our ability to make scheduled payments or to refinance our obligations with respect to our debt, which has scheduled maturities beginning in November 2013, will depend on our financial and operating performance, which, in turn, is subject to prevailing economic, financial, competitive, legislative, legal and regulatory factors and to the following financial and business factors, some of which may be beyond our control:

•	continuing overall declines in securities markets;

•	poor investment performance by our investment managers;

•	decreased demand for our products;

•	reductions in fees that we and our competitors charge for our products;

•	our inability to compete with other investment managers;

•	regulatory developments;

•	failure to successfully integrate acquisitions; and

•	delays in implementing our business strategy.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We are headquartered in Chicago, IL, and have other primary offices in Los Angeles, CA, San Francisco, CA, Santa Barbara, CA, Radnor, PA and Minneapolis, MN. We also have four small regional offices in other locations, primarily to support our sales representatives. We lease approximately 387,000 square feet of office space across the country. Management believes that our facilities are adequate to serve our currently anticipated business needs.

Intellectual Property

We have used, registered, and/or applied to register certain service marks to distinguish our investment products and services from our competitors in the U.S. and in foreign countries and jurisdictions. We enforce our service marks and other intellectual property rights in the U.S. and abroad.

Item 3.	Legal Proceedings

From time to time, we are involved in legal matters relating to claims arising in the ordinary course of business such as disputes with employees or customers, and in regulatory inquiries that may involve the industry generally or be specific to us. There are currently no such matters or inquiries pending that we believe would have a material adverse effect on our business or financial condition. See also Item 1. “Business – Litigation and Regulatory Proceedings.”

Item 4.	Reserved

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no market for our equity securities, all of which are held by Windy City Investments, Inc. (“Parent”), which in turn is owned by Windy City Investments Holdings, L.L.C (“Holdings”). As of March 31, 2010, there were 276,383,059 Class A Units outstanding, 3,420,000 Class A-Prime Units outstanding, and 797,781 Class B Units outstanding. See Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” Our senior secured credit facilities and our senior term notes restrict the making of dividends by the Company and our Parent. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Item 6.	Selected Financial Data

The Selected Financial Data table is set forth in Part II, Item 8 of this Annual Report on Form 10-K, following the footnotes to the financial statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Description of the Business

The principal businesses of Nuveen Investments are investment management and related research as well as the development, marketing and distribution of investment products and services for the high-net-worth and institutional market segments. We distribute our investment products and services, which include managed accounts, closed-end exchange-traded funds (“closed-end funds”), and open-end mutual funds (“open-end funds” or “mutual funds”) primarily to high-net-worth and institutional investors through intermediary firms, including broker-dealers, commercial banks, private banks, affiliates of insurance providers, financial planners, accountants, consultants and investment advisors.

We derive a substantial portion of our revenue from investment advisory fees, which are recognized as services are performed. These fees are directly related to the market value of the assets we manage. Advisory fee revenues generally will increase with a rise in the level of assets under management. Assets under management will rise through sales of our investment products or through increases in the value of portfolio investments. Assets under management may also increase as a result of reinvestment of distributions from funds and accounts. Fee income generally will decline when assets under management decline, as would occur when the values of fund portfolio investments decrease or when managed account withdrawals, mutual fund redemptions or closed-end fund deleveragings exceed gross sales and reinvestments.

In addition to investment advisory fees, we have two other main sources of operating revenue: performance fees and distribution and underwriting revenue. Performance fees are earned when investment performance on certain institutional accounts and private funds exceeds a contractual threshold. These fees are recognized only at the performance measurement date contained in the individual account management agreement. Distribution revenue is earned when certain funds are sold to the public through financial advisors. Generally, distribution revenue will rise and fall with the level of our sales of mutual fund products. Underwriting fees are earned on the initial public offerings of our closed-end funds. The level of underwriting fees earned in any given year will fluctuate depending on the number of new funds offered, the size of the funds offered and the extent to which we participate as a member of the syndicate group underwriting the fund. Also included in distribution and underwriting revenue is revenue relating to our MuniPreferred ® and FundPreferred ®. These are types of auction rate preferred stock (“ARPS”) issued by our closed-end funds, shares of which have historically been bought and sold through a secondary market auction process. A participation fee has been paid by the fund to the auction participants based on shares traded. Access to the auction must be made through a participating broker. We have offered non-participating brokers access to the auctions, for which we earned a portion of the participation fee. Beginning in mid-February 2008, the auctions for our ARPS, for the ARPS issued by other closed-end funds and for other auction rate securities began to fail on a widespread basis and have continued to fail. As we have described in several public announcements, we and the Nuveen closed-end funds have been working on various forms of debt and equity financing to redeem all of the approximately $15.4 billion of ARPS issued by our closed-end funds. As of February 28, 2010, the Nuveen funds have completed the redemption of approximately $7.3 billion of ARPS issued by them and we and the Nuveen funds continue to work on alternatives to address the remaining outstanding ARPS of these funds. However, turmoil in the credit markets beginning in September 2008 and continuing into 2009 severely hampered our efforts to redeem ARPS. If the Nuveen funds are unable to obtain debt or equity financing sufficient to redeem the remaining outstanding ARPS of the Nuveen funds, we do not expect this failure to have a direct adverse impact on the financial position, operating results or liquidity of Nuveen Investments since ARPS are obligations of the Nuveen funds and neither Nuveen Investments nor the Nuveen funds are contractually obligated to redeem, or provide liquidity to redeem, ARPS. However, Nuveen Investments and the Nuveen funds believe that it is in the best interests of the holders of ARPS and the common shareholders of the Nuveen funds to refinance the ARPS issued by the Nuveen funds as soon as practicable. The redemption of ARPS and certain related financings may result in lower advisory fees. We also expect distribution and underwriting revenue relating to ARPS to continue to decrease.

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

On the effective date, Windy City Investments Holdings, L.L.C. (“Holdings”) acquired all of the outstanding capital stock of the Predecessor for approximately $5.8 billion in cash. Holdings is owned by MDP, affiliates of BAML Capital Partners (formerly known as Merrill Lynch Global Private Equity) and certain other co-investors and certain of our employees, including senior management. Windy City Investments, Inc. (“Parent”) and Windy City Acquisition Corp. (the “Merger Sub”) are corporations formed by Holdings in connection with the acquisition and, concurrently with the closing of the acquisition on November 13, 2007, the Merger Sub merged with and into Nuveen Investments, which was the surviving corporation (the “Successor”) and assumed the obligations of the Merger Sub by operation of law. The merger agreement and the related financing transactions resulted in the following events which are collectively referred to as the “Transactions” or the “MDP Transactions”:

•	the purchase by the equity investors of common units of Holdings for approximately $2.8 billion in cash and/or through a roll-over of existing equity interests in Nuveen Investments;

•	the entering into by Merger Sub of a new senior secured credit facility comprised of (1) a $2.3 billion term loan facility with a term of seven years and (2) a $250 million revolving credit facility with a term of six years;

•	the offering by Merger Sub of $785 million of senior notes due in 2015;

•	the merger of Merger Sub with and into Nuveen Investments, with Nuveen Investments (the “Successor”) as the surviving corporation, and the payment of the related merger consideration; and

•	the payment of approximately $177 million of fees and expenses related to the Transactions, including approximately $53 million of fees expensed.

Immediately following the merger, Nuveen Investments became a wholly owned direct subsidiary of Parent and a wholly owned indirect subsidiary of Holdings.

The purchase price of the Company has been allocated to the assets and liabilities acquired based on their estimated fair market values at the date of acquisition as described in Note 3, “Purchase Accounting,” to our Annual Audited Financial Statements included in this Form 10-K.

Unless the context requires otherwise, “Nuveen Investments,” “we,” “us,” “our,” or the “Company” refers to the Successor and its subsidiaries, and for the periods prior to November 13, 2007, the Predecessor and its subsidiaries.

The consolidated statements of income, changes in shareholders’ equity and cash flows for the period from January 1, 2007 to November 13, 2007 represent operations of the Predecessor. The consolidated statements of income, changes in shareholders’ equity and cash flows for the period from November 14, 2007 to December 31, 2007, and the years ended December 31, 2008 and 2009 represent the operations of the Successor. The consolidated balance sheets as of December 31, 2009 and 2008 represent the financial condition of the Successor.

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

As a result of the consummation of the Transactions and the application of purchase accounting as of November 13, 2007, the consolidated financial statements for the period after November 13, 2007 are presented on a different basis than that for the periods before November 13, 2007, and therefore are not comparable to prior periods.

Summary of Operating Results

The table below reconciles the full year ended December 31, 2007 consolidated statement of operations with the discussion of the results of operations that follow:

Financial Results Summary

			Combined*
	January 1, 2007–	November 14, 2007–	January 1, 2007–
	November 13, 2007	December 31, 2007	December 31, 2007
	(Dollars in thousands)

Closed-End Exchange-Traded Funds	$231,350	$35,516	$266,866
Mutual Funds	96,883	14,587	111,470
Managed Accounts	359,824	54,104	413,928

Advisory Fees	688,057	104,207	792,264

Closed-End Exchange-Traded Funds	1,761	564	2,325
Muni/Fund Preferred®	3,752	614	4,366
Mutual Funds	(11)	116	105

Underwriting & Distribution	5,502	1,294	6,796

Performance Fees/Other Revenue	20,309	5,689	25,998

Operating Revenues	713,868	111,190	825,058

Compensation and Benefits	310,044	57,693	367,737
Severance	2,600	2,167	4,767
Advertising and Promotional Costs	14,618	1,718	16,336
Occupancy and Equipment Costs	23,383	3,411	26,794
Amortization of Intangible Assets	7,063	8,100	15,163
Travel and Entertainment	9,687	1,654	11,341
Outside and Professional Services	31,486	6,355	37,841
Other Operating Expense	38,936	8,501	47,437

Operating Expenses	437,817	89,599	527,416

Dividends and Interest Income	11,402	4,590	15,992
Interest Expense	(30,393)	(41,520)	(71,913)

Net Interest Expense	(18,991)	(36,930)	(55,921)

Gains/(Losses) on Investments	3,942	(33,110)	(29,168)
Gains/(Losses) on Fixed Assets	(101)	-	(101)
Miscellaneous Income/(Expense)	(53,565)	(5,471)	(59,036)

Other Income/(Expense)	(49,724)	(38,581)	(88,305)

Income Tax Expense/(Benefit)	97,212	(17,028)	80,184

Net Income/(Loss)	110,124	(36,892)	73,232

Less: Net Income/(Loss) Attributable to the Non-Controlling Interests	7,211	(6,354)	857

Net Income/(Loss) Attributable to Nuveen Investments	$102,913	$(30,538)	$72,375

*	Represents aggregate Predecessor and Successor results for the period presented. The combined results are non-GAAP financial measures and should not be used in isolation or substitution of Predecessor and Successor results. The aggregated results provide a full-year presentation of our results for comparability purposes.

The table below presents the highlights of our operations for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
	2009	2008	2007
	(Dollars in millions)

Gross sales of investment products	$27,072	$20,988	$26,153
Net flows	1,172	(10,288)	1,344
Assets under management(1)	144,796	119,223	164,307
Operating revenues	662.8	740.8	825.1
Operating expenses	506.2	2,518.6	527.4
Other income/(expense)	119.5	(235.1)	(88.3)
Net interest expense	280.6	265.4	55.9
Income tax expense/(benefit)	(40.1)	(373.6)	80.2
Non-controlling interest net (income)/loss	(136.9)	139.2	0.9
Net income/(loss) attributable to Nuveen	(101.4)	(1,765.5)	72.4

(1)	At end of the period.

Results of Operations

The following tables and discussion and analysis contain important information that should be helpful in evaluating our results of operations and financial condition, and should be read in conjunction with our Annual Audited Financial Statements and related Notes included in this Form 10-K.

Gross sales of investment products (which include new managed accounts, deposits into existing managed accounts and the sale of mutual fund and closed-end fund shares) for the years ending December 31, 2009, 2008 and 2007 are shown in the table below:

	Year Ended December 31,
	2009	2008	2007
	(Dollars in millions)

Closed-End Exchange-Traded Funds	$1,231	$2	$1,706
Mutual Funds	7,806	6,315	6,066
Retail Managed Accounts	9,224	7,914	8,592
Institutional Managed Accounts	8,811	6,757	9,789

Total	$27,072	$20,988	$26,153

Gross sales for 2009 of $27.1 billion were up $6.1 billion or 29% versus sales in the prior year driven by increases across all product lines. Closed-end fund sales increased $1.2 billion as the result of seven new initial public offerings in 2009. There were no new offerings in the prior year. Mutual fund sales increased $1.5 billion or 24% versus sales in the prior year. This increase was driven largely by a $0.6 billion or 14% increase in municipal mutual fund sales and a $0.7 billion or 54% increase in international value mutual fund sales. Retail managed account sales increased $1.3 billion or 17% for the year, driven by increases in municipal account sales, taxable fixed-income account sales, domestic equity account sales and the acquisition of Winslow Capital, which contributed $0.5 billion in sales for the year. Institutional managed account sales were up $2.1 billion, or 30% versus sales in the prior year, driven by the acquisition of Winslow Capital, which experienced a $3.2 billion increase for the year. Partially offsetting this increase were declines in domestic value equity account and alternative investment account sales.

Gross sales for 2008 of $21.0 billion were down 20% from the prior year. As a result of market conditions, there were no new closed-end fund offerings during the year. This compares unfavorably to the $1.7 billion raised in the prior year. Despite challenging market conditions, retail managed account sales declined only modestly as we selectively reopened our previously closed Tradewinds International Value product and NWQ Large-Cap Value offerings. In addition, municipal retail managed account sales were strong, increasing 10% for the year. Institutional managed account sales declined $3.0 billion as investor caution due to market volatility dampened sales. Mutual fund sales were up 4% driven mainly by strong sales of our international value equity and municipal funds, partially offset by a decline in sales of our domestic value equity funds.

Net flows of investment products for the years ending December 31, 2009, 2008 and 2007 are shown below:

	Year Ended December 31,
	2009	2008	2007
	(Dollars in millions)

Closed-End Exchange-Traded Funds	$767	$(2,370)	$1,717
Mutual Funds	3,736	416	1,601
Retail Managed Accounts	(2,263)	(8,920)	(5,707)
Institutional Managed Accounts	(1,068)	586	3,733

Total	$1,172	$(10,288)	$1,344

Overall, net flows for 2009 were $1.2 billion, an improvement of $11.5 billion from the prior year. The launch of the seven new closed-end funds discussed above resulted in closed-end fund net flows of $0.8 billion for the year, which is less than gross sales as a result of a reduction in leverage of certain funds. This compares favorably to the prior year when market depreciation caused several of the funds to reduce leverage in order to stay within internal operating leverage ratio bands. Mutual fund net inflows of $3.7 billion were up $3.3 billion for the year, driven by higher combined sales with a reduction in redemptions on municipal funds and domestic value funds. Retail managed accounts experienced net outflows of $2.3 billion, but improved significantly versus the prior year. This was driven by both an increase in municipal account sales and a reduction in redemptions on international value and domestic value accounts. Institutional managed accounts net outflows of $1.1 billion were down $1.7 billion from the prior year. This change was primarily driven by the loss of one large institutional account, which accounted for $2.2 billion in redemptions during the period. This loss was partially offset by net inflows in our Winslow Capital growth equity offerings.

In 2008, we experienced increased redemptions across all of our product lines as a broad range of markets delivered sharply negative returns for the year. The impact of these increased redemptions was most notable in our retail managed account products. Despite only a slight decline in sales year-over-year, retail managed account net outflows increased 56%. Closed-end funds experienced net outflows for the year as market depreciation caused several of the funds to reduce leverage in order to stay within internal operating leverage ratio bands. Net flows on institutional managed accounts declined $3.1 billion, $3.0 billion of which was caused by the previously discussed decline in sales. Mutual fund net flows were down $1.2 billion despite an increase in sales driven primarily by increased redemptions from our municipal and international value equity funds.

The following table summarizes net assets under management by product type:

	Year Ended December 31,
	2009	2008	2007
	(Dollars in millions)

Closed-End Exchange-Traded Funds	$45,985	$39,858	$52,305
Mutual Funds	21,370	14,688	19,195
Retail Managed Accounts	38,481	34,860	54,919
Institutional Managed Accounts	38,960	29,817	37,888

Total	$144,796	$119,223	$164,307

At December 31, 2009, 47% of our assets were in municipal portfolios, 44% in equity portfolios and 9% in taxable fixed-income portfolios. At December 31, 2008, 48% of our assets were in municipal portfolios, 44% in equity portfolios and 8% in taxable fixed-income portfolios.

The components of the change in our assets under management were as follows:

	Year Ended December 31,
	2009	2008	2007
	(Dollars in millions)

Beginning Assets Under Management	$119,223	$164,307	$161,609
Gross Sales	27,072	20,988	26,153
Reinvested Dividends	477	547	709
Redemptions	(26,377)	(31,823)	(25,518)

Net flows into Managed Assets	1,172	(10,288)	1,344
Acquisitions	-	4,542	363
Appreciation/(Depreciation)	24,401	(39,338)	991

Ending Assets Under Management	$144,796	$119,223	$164,307

Assets under management at December 31, 2009 were $144.8 billion, an increase of $25.6 billion or 21% versus assets under management at December 31, 2008. This increase was driven by $24.4 billion of market appreciation and $1.2 billion of net inflows. We experienced market appreciation across all product lines, with $14.6 billion of equity, $3.3 billion of taxable fixed-income and $6.5 billion of municipal market appreciation for the year. Net inflows during the year of $1.2 billion were driven by mutual funds and new closed-end fund offerings, partially offset by managed account net outflows.

Net outflows in 2008 of $10.3 billion coupled with $39.3 billion of market depreciation were partially offset by $4.5 billion of assets acquired in our acquisition of Winslow Capital, resulting in a 27% decline in assets under management at December 31, 2008 compared to December 31, 2007. Closed-end fund assets decreased $12.5 billion, as a result of $10.1 billion in market depreciation and $2.4 billion in net outflows. The net outflows were the result of several funds reducing leverage in order to stay within internal operating leverage ratio bands. Mutual fund assets declined $4.5 billion, driven by $4.9 billion in market depreciation, partially offset by $0.4 billion in net flows. Managed account assets declined $28.1 billion, driven by $24.3 billion in market depreciation and $8.3 billion in net outflows, partially offset by the addition of $4.5 billion of assets as a result of the Winslow Capital acquisition.

Investment advisory fee income, net of sub-advisory fees and expense reimbursements, for the years ended December 31, 2009, 2008 and 2007 is shown in the following table:

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Closed-End Exchange-Traded Funds	$241,933	$257,283	$266,883
Mutual Funds	98,510	101,218	111,453
Managed Accounts	279,655	348,929	413,928

Total	$620,098	$707,430	$792,264

Advisory fees of $620.1 million for the year ended December 31, 2009 were down $87.3 million, or 12%, from the prior year. Advisory fees were down across all product categories driven by lower asset levels, mainly as the result of significant market depreciation in the second half of 2008. Closed-end fund advisory fees were down $15.3 million, or 6% from the prior year. Advisory fees on mutual funds were down $2.7 million, or 3%, while managed account advisory fees were down $69.3 million, or 20%, for the period.

Advisory fees of $707.4 million for 2008 were down $84.8 million, or 11%, from 2007. Advisory fees were down across all categories driven by lower asset levels, mainly as the result of significant market depreciation. Closed-end fund advisory fees were down $10.0 million, or 4%, from 2007. Advisory fees on mutual funds were down $10.3 million, or 9%, from 2007 while managed account advisory fees were down $64.6 million, or 16%.

Product distribution revenue for the years ended December 31, 2009, 2008 and 2007 is shown in the following table:

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Closed-End Exchange-Traded Funds	$1,057	$4,966	$2,325
MuniPreferred® and FundPreferred®	1,300	3,847	4,366
Open-End Mutual Funds	(1,576)	629	105

Total	$781	$9,442	$6,796

Product distribution revenue in 2009 was $0.8 million, a decrease of $8.7 million or 92% from the prior year. This decrease was due largely to one-time placement fee revenue of $5.0 million earned in 2008 for acting as the placement agent on the offering of the Variable Rate Demand Preferred Shares (“VRDP”). In addition, MuniPreferred® and FundPreferred® fees decreased by $2.5 million as a result of an overall decline in ARPS outstanding due to the redemption of these shares. Mutual fund distribution revenue declined $2.2 million driven mainly by an increase in commissions paid to third party distribution firms on large dollar value sales. Partially offsetting these declines was a $1.0 million increase in underwriting revenue as a result of the seven new closed-end fund offerings during 2009.

Product distribution revenue in 2008 was $9.4 million, an increase of $2.6 million, or 39%, from 2007. Underwriting revenue on closed-end funds increased $2.6 million. Although there were no new closed-end fund offerings in 2008, we received $5.0 million in placement fee revenue (offset by $7.5 million in placement fee expense included in “Other Operating Expenses”) for Variable Rate Demand Preferred shares issued in 2008. MuniPreferred® and FundPreferred® fees declined as a result of an overall decline in ARPS outstanding as a result of the redemption of these shares. Mutual fund distribution revenue increased $0.5 million driven mainly by an increase in mutual fund sales as well as a reduction in commissions paid to third party distribution firms on large dollar value sales.

Performance Fees/Other Revenue

Performance fees/other revenue consist of performance fees earned on institutional assets managed, consulting revenue and various fees earned in connection with services provided on behalf of our defined portfolio assets under surveillance in our unit investment trusts. We discontinued offering unit investment trust products in 2002.

Performance fees/other revenue for 2009 were $41.9 million, an increase of $18.0 million, or 75%, from 2008. This increase was driven by higher performance fee revenue of $19.4 million, partially offset by lower HydePark consulting revenue.

Performance fees/other revenue for 2008 were $23.9 million, a decrease of $2.1 million, or 8%, from 2007. Performance fee revenue declined from $23.2 million in 2007 to $19.6 million in 2008 due to a decline in performance fees on alternative investment products. Partially offsetting this decline was an increase in consulting revenue as a result of a full year of Nuveen HydePark revenues in 2008.

Operating Expenses

Operating expenses for the years ended December 31, 2009, 2008 and 2007 are shown in the following table:

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Compensation and Benefits	$273,567	$282,360	$367,737
Severance	16,795	54,241	4,767
Advertising and Promotional Costs	11,253	13,790	16,336
Occupancy and Equipment Costs	34,059	28,850	26,794
Amortization of Intangible Assets	70,267	64,845	15,163
Travel and Entertainment	9,691	12,304	11,341
Outside and Professional Services	43,407	45,402	37,841
Goodwill Impairment	-	1,089,258	-
Intangible Asset Impairment	-	885,500	-
Other Operating Expenses	47,204	42,001	47,437

Total	$506,243	$2,518,551	$527,416

Compensation and Benefits

Compensation and related benefits decreased $8.8 million during 2009 primarily due to a reduction in incentive compensation as a result of the overall decline in earnings and a reduction in staffing levels.

Compensation and related benefits expense declined $85.4 million in 2008 when compared with 2007. Base compensation and benefits increased $12.2 million driven mainly by the carryover impact of headcount increases made in 2007. Headcount for the Company as of the end of the year was down versus end of year 2007; however, the reduction in headcount was made late in the year and therefore did not have a significant impact on base compensation for 2008. Non-cash compensation declined significantly in 2008 as the result of additional expense of $43.5 million recorded in 2007 related to the accelerated vesting of all outstanding stock options and restricted stock as a result of the MDP Transactions. Incentive compensation declined $55.0 million as a result of the overall decline in earnings.

Amortization of Intangible Assets

Amortization of intangible assets increased $5.4 million during 2009 as a result of the acquisition of Winslow at the end of 2008.

Amortization of intangible assets increased $49.7 million during 2008 as a direct result of the increase in amortizable intangible assets as a result of the MDP Transactions.

Occupancy and Equipment Costs

Occupancy and equipment costs increased $5.2 million during 2009 primarily as a result of an increase in depreciation expense related to the amortization of leasehold improvements, computer software and computer equipment. The acquisition of Winslow Capital at the end of 2008 also contributed to the higher occupancy and equipment expenses.

Occupancy and equipment costs increased $2.1 million during 2008. This increase reflects higher rent, driven by an increase in leased office space and higher depreciation expense.

Outside and Professional Services

Outside and professional services expense decreased $2.0 million during 2009 due to a decline in consulting fees, partially offset by an increase in higher electronic data and research costs for our investment teams.

Outside and professional services expense increased $7.6 million during 2008 primarily due to increases in electronic information and information technology expenses as a result of investments in upgrading our operational platform and as we continue to provide our investment and research teams with more tools to better manage their portfolios.

Goodwill and Intangible Asset Impairment

As a result of the steep global economic decline in 2008, we identified approximately $1.1 billion of non-cash goodwill impairment and $0.9 billion of non-cash intangible asset impairment as of December 31, 2008. The amount of the impairment was determined by us following our annual impairment test in accordance with Codification (see “Recent Updates to Authoritative Accounting Literature,” below), and included the assistance of certain valuation work performed by a nationally recognized independent consulting firm. For further information, see Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” to our Annual Financial Statements.

All Other Operating Expenses

All other operating expenses, including advertising and promotional costs, travel and entertainment, structuring fees, severance, recruiting, fund organization costs, trade errors and other expenses, decreased $37.4 million during 2009. Severance expense was lower by $37.4 million as a result of the organization restructuring largely completed in 2008. In addition, $7.5 million of placement fee expense was incurred as a one-time expense in 2008 related to the offering of the Variable Rate Demand Preferred shares. Partially offsetting these decreases are $12.9 million of higher structuring fees and fund organization costs related to the new closed-end fund offerings completed in 2009 and $4.4 million in higher miscellaneous one-time expenses. The remaining decreases in spending are driven by reductions in discretionary spending including lower advertising and promotional costs, travel and entertainment and recruiting expenses.

All other operating expenses, including advertising and promotion, occupancy and equipment, travel and entertainment, structuring fees, severance, fund organization costs and other expenses increased $42.5 million during 2008. The main driver of the increase was an increase in severance of $49.5 million due to organizational restructuring (for additional information see Note 4, “Restructuring Charges,” to our Annual Audited Financial Statements included in this Form 10-K). Partially offsetting this increase was a decline in structuring/placement fees on closed-end funds of $5.3 million.

Other Income/(Expense)

Other income/(expense) includes realized gains and losses on investments and miscellaneous income/(expense), including gain or loss on the disposal of property.

The following is a summary of other income/(expense) for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Gains/(Losses) on Investments	$130,749	$(199,720)	$(29,168)
Losses on Fixed Assets and Leases	(6,248)	(319)	(101)
Other-Than-Temporary Impairment Loss	-	(38,315)	-
Transaction Expense	(3,697)	(2,280)	(51,117)
Miscellaneous Income/(Expense)	(1,297)	5,540	(7,919)

Total	$119,507	$(235,094)	$(88,305)

Included in gains/(losses) on investments in 2009 is $111.1 million in gains on Symphony CLO V, a collateralized loan obligation managed by Symphony in which MDP is the primary beneficiary, but the Company has no equity. As a result of the MDP interest in Symphony CLO V, we are required to consolidate Symphony CLO V in our financial statements (see also “Net Income/Loss Due to Non-Controlling Interest,” below). Also included in gains/(losses) on investments is $15.6 million of unrealized mark-to-market gains on derivative transactions entered into as a result of the Transactions. Included in $6.2 million of losses on fixed assets and leases is a $2.3 million loss on the disposal of fixed assets, and a $3.9 million loss related to the write-off of a portion of the Radnor, PA lease. Miscellaneous expense of $1.3 million is comprised of $1.9 million of miscellaneous expense resulting from the consolidation of Symphony CLO V, offset by $0.6 million of net gain related to the early retirement of debt. The $0.6 million net gain related to the early retirement of debt is comprised of a $4.4 million gain relating to the difference between the repurchase amount and par (including accrued interest) offset by a $3.8 million loss due to the acceleration of the amortization of deferred items related to the repurchased debt. For additional information, please refer to “Capital Resources, Liquidity and Financial Condition – Equity” below.

Included in gains/(losses) on investments in 2008 is a $46.8 million non-cash unrealized mark-to-market loss on derivative transactions entered into as a result of the Transactions. Also included in gains/(losses) on investments is $148.8 million in non-cash losses on Symphony CLO V (see also “Net (Income)/Loss Due to Non-controlling interest” below). In addition to the investment losses reported on Symphony CLO V, we recorded approximately $2.2 million in miscellaneous expense also as a result of the consolidation of Symphony CLO V. During 2008, we recorded an additional $2.3 million of expense as a result of the Transactions and $2.0 million in expense on the settlement of litigation. Partially offsetting these expenses was a non-cash gain on the early retirement of debt. For further information, see Note 7, “Debt,” to our Annual Audited Financial Statements included in this Form 10-K. Additionally, a loss of $38.3 million was recorded in 2008 for other-than-temporary impairment on available for sale securities that are not expected to recover in the near term.

Net Income/Loss Due to Non-Controlling Interest

Symphony CLO V is a non-controlling interest. See Note 12, “Consolidated Funds – Symphony CLO V,” to our Annual Audited Financial Statements included in this Form 10-K. We have no equity interest in this CLO investment vehicle and all gains and losses recorded in our financial statements are attributable to other investors. For the years ended December 31, 2009, 2008 and 2007, we recorded $135.3 million net income, a $141.5 million net loss and a $7.4 million net loss, respectively, on Symphony CLO V. The entire amount of the income or loss is offset in net income/loss attributable to non-controlling interests.

Key employees at NWQ, Tradewinds, Symphony, and Santa Barbara have been granted non-controlling equity-based profits interests in their respective businesses. For additional information on these non-controlling interests, please refer to “Capital Resources, Liquidity and Financial Condition – Equity” below.

Net Interest Expense

The following is a summary of net interest expense for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Dividends and Interest Income	$39,496	$41,172	$15,992
Interest Expense	(320,080)	(306,616)	(71,913)

Total	$(280,584)	$(265,444)	$(55,921)

In 2009, net interest expense increased $15.1 million versus 2008. The main driver of this increase was $27.3 million in interest expense related to our second lien debt incurred in July and August 2009. This increase was partially offset by a reduction of $13.1 million in interest expense recorded as a result of the consolidation of Symphony CLO V described above. Included in dividend and interest revenue for 2009 is $34.2 million of dividend and interest revenue from the consolidation of Symphony CLO V, compared to $30.8 million of dividend and interest revenue from the consolidation of Symphony CLO V in 2008.

Net interest expense in 2008 increased $209.5 million versus 2007 due to the existence for the full year of outstanding debt incurred in connection with the MDP Transactions. Included in net interest expense for the year is $9.5 million of net interest revenue related to Symphony CLO V described above. Net interest revenue of Symphony CLO V is comprised of $30.8 million in dividend and interest revenue, offset by $21.3 million of interest expense.

Recent Updates to Authoritative Accounting Literature

Codification of Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codificationtm and the Hierarchy of Generally Accepted Accounting Principles – a Replacement of FASB Statement No. 162” (“SFAS No. 168”). SFAS No. 168 states that the FASB Accounting Standards Codificationtm (the “Codification” or “ASC”) will become the source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. On the effective date of SFAS No. 168, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other grandfathered non-SEC accounting literature not included in the Codification became nonauthoritative. SFAS No. 168 was effective for financial statements issued for interim and annual periods ending after September 15, 2009.

The Codification does not change U.S. GAAP. The Codification only changes the way that U.S. GAAP is referenced. The Codification reorganizes the various U.S. GAAP pronouncements into approximately 90 accounting topics and displays them in a consistent structure for ease of research and cross-reference. All existing accounting pronouncements used to create the Codification became superseded.

In this Form 10-K, the Company has made reference to U.S. GAAP issued by FASB as either “FASB ASC” or “Topic” before the new Codification topic reference number.

As a result of the Codification, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASU”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve to only update the Codification, provide background information about the Codification’s guidance, and provide the bases for conclusions on change(s) in the Codification.

Accounting for Variable Interest Entities

ASU 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (Statement 167),” amends the guidance on variable interest entities (“VIEs”) in ASC Topic 810 (FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities”) related to the consolidation of variable interest entities. It requires reporting entities to evaluate former qualified special purpose entities (“QSPEs”) for consolidation, changes the approach to determining a VIE’s primary beneficiary from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE. It also clarifies, but does not significantly change, the characteristics that identify a VIE. This ASU is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2009 (January 1, 2010 for calendar year-end companies), and for subsequent interim and annual reporting periods. Early adoption is prohibited.

At its January 27, 2010 meeting, the FASB agreed to issue an ASU to finalize its proposal to indefinitely defer SFAS No. 167’s consolidation requirements for reporting enterprises’ interests in entities that either have all of the characteristics of investment companies or for which it is industry practice to apply measurement principles for financial reporting purposes consistent with those that apply to investment companies, if other conditions are met. The impact of this indefinite deferral to Nuveen Investments is that, for as long as the FASB’s indefinite deferral of this aspect of SFAS No. 167 remains, Nuveen Investments will not be required to evaluate numerous funds that it sponsors (which are legally organized as registered investment companies) for purposes of whether or not these funds need to be consolidated into Nuveen Investments’ consolidated financial results.

The Company has commenced the review of all CLOs and CDOs sponsored by the Company or its subsidiaries to determine which are VIEs and will need to be consolidated. As of the date of the filing of this Form 10-K, management has not yet completed this analysis.

The Company does not have any QSPEs.

Under ASU 2009-17, the FASB has stated that it expects more VIEs to be consolidated. Previous accounting rules for VIEs focused primarily on the party exposed to a majority of risks and rewards of the VIE. The new accounting rules requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest(s) give it a controlling financial interest in a VIE. This analysis identifies the primary beneficiary of a VIE as the enterprise that has both of the following characteristics:

•	the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance; and

•	the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE.

Additionally, companies will be required to assess whether they have an implicit financial responsibility to ensure that a VIE operates as designed when determining whether they have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance.

ASU 2009-17 will also require ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE. Previous accounting rules for VIEs required reconsideration of whether an enterprise is the primary beneficiary of a VIE only when specific events occurred.

ASU 2009-17 will also eliminate the quantitative approach previously required for determining the primary beneficiary of a VIE, which was based on determining which enterprise absorbs the majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both.

ASU 2009-17 also amends certain guidance for determining whether an entity is a VIE. It is possible that application of this revised guidance will change a company’s assessment of which entities with which it is involved are VIEs.

ASU 2009-17 also includes an additional reconsideration event for determining whether an entity is a VIE when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance.

Finally, ASU 2009-17 requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a VIE.

ASU on Fair Value Measurements and Disclosures

ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements,” amends certain disclosure requirements of Subtopic 820-10. This ASU provides additional disclosures for transfers in and out of Levels 1 and 2 and for activity in Level 3. This ASU also clarifies certain other existing disclosure requirements, including level of desegregation and disclosures around inputs and valuation techniques. The final amendments to the Codification will be effective for annual and interim reporting periods beginning after December 15, 2009, except for the requirement to provide the Level 3 activity for purchases, sales, issuances and settlements on a gross basis. That requirement will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is not permitted. The amendments in the ASU do not require disclosures for earlier periods presented for comparative purposes at initial adoption.

Capital Resources, Liquidity and Financial Condition

Our primary liquidity needs are to fund capital expenditures, service indebtedness and support working capital requirements. Our principal sources of liquidity are cash flows from operating activities and borrowings under our senior secured credit facilities and long-term notes.

In connection with the MDP Transactions, we significantly increased our level of debt. As of December 31, 2009, we had outstanding approximately $4.1 billion in aggregate principal amount of indebtedness and had limited additional borrowing capacity.

During July 2009, we obtained a new $450 million six-year, second-lien term loan facility with a fixed interest rate of 12.5%. A fee of 10% of the principal amount of the new term loans was paid ratably to the new lenders. The new term loans were made under our amended senior secured credit facility described below. We have escrowed proceeds from our new term loans to retire our 5% senior unsecured notes due 2010 (discussed below) at maturity. The remaining net proceeds from the new term loans were used to pay down a portion of our existing $2.3 billion first-lien term loans. During August 2009, we elected to borrow an additional $50 million under this second-lien term loan facility. A fee of 7% of the principal amount of these new term loans was paid ratably to the new lenders. The net proceeds from these new term loans were used to pay down a portion of our existing $2.3 billion first-lien term loans.

Also in July 2009, we funded $52 million into a recently created, secular trust as part of a newly established multi-year Mutual Fund Incentive Program for certain of our employees. The trust acquired shares of Nuveen mutual funds supporting the awards of these mutual fund shares under this new incentive program. Awards under this new incentive program are subject to vesting.

Senior Secured Credit Facilities

In connection with the MDP Transactions, we entered into senior secured credit facilities, consisting of a $2.3 billion term loan facility and a $250 million revolving credit facility. At the time of the Transactions, we borrowed the full $2.3 billion term loan facility. The amounts borrowed under the term loan facility were used as part of the financing that was used to consummate the Transactions. During November 2008, we drew down the full $250 million revolving credit facility due to concerns over counterparty risk as a result of the severely deteriorating global credit market conditions. The $250 million in proceeds from the revolving credit facility are included in the $310 million of “Cash and cash equivalents” on our December 31, 2009 consolidated balance sheet, included in this Annual Report on Form 10-K.

All borrowings under our senior secured credit facilities, other than the new term loans made in July and August 2009 described above (the “Additional Term Loans”), bear interest at a rate per annum equal to LIBOR plus 3.0%. In addition to paying interest on outstanding principal under our senior secured credit facilities, we are required to pay a commitment fee to the lenders in respect of any unutilized loan commitments at a rate of 0.3750% per annum. The Additional Term Loans bear interest at a rate per annum of 12.50%.

All obligations under our senior secured credit facilities are guaranteed by Parent and each of our present and future, direct and indirect, material domestic subsidiaries (excluding subsidiaries that are broker-dealers). The obligations under our senior secured credit facilities and these guarantees are secured, subject to permitted liens and other specified exceptions, (1) on a first-lien basis, by all the capital stock of Nuveen Investments and certain of its subsidiaries (excluding significant subsidiaries and limited, in the case of foreign subsidiaries, to 100% of the non-voting capital stock and 65% of the voting capital stock of the first tier foreign subsidiaries) directly held by Nuveen Investments or any guarantor and (2) on a first-lien basis by substantially all present and future assets of Nuveen Investments and each guarantor, except that the Additional Term Loans are secured by the same capital stock and assets on a second-lien basis.

The first-lien term loan facility matures on November 13, 2014 and the revolving credit facility matures on November 13, 2013. The Additional Term Loans mature July 31, 2015.

We were required to make quarterly payments under the term loan facility in the amount of approximately $5.8 million. We used a portion of the Additional Term Loans to prepay these quarterly payments. Our senior secured credit facilities permit all or any portion of the loans outstanding thereunder to be prepaid at par, except that the Additional Term Loans may only be voluntarily prepaid with specified premiums prior to July 31, 2014.

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

Notes

Also in connection with the Transactions, we issued $785 million of 10.5% senior notes. The 10.5% senior notes mature on November 15, 2015 and pay a coupon of 10.5% based on par value, payable semi-annually on May 15 and November 15 of each year, commencing on May 15, 2008. We received approximately $758.9 million in net proceeds from the issuance of the 10.5% senior notes after underwriting commissions and structuring fees. The net proceeds were used as part of the financing that was used to consummate the Transactions. From time to time, we may, in compliance with the covenants under our senior secured credit facilities and the indenture for the 10.5% senior notes, redeem, repurchase or otherwise acquire for value the 10.5% senior notes.

Obligations under the 10.5% senior notes are guaranteed by Parent and each of our existing and subsequently acquired or organized direct or indirect domestic subsidiaries (excluding subsidiaries that are broker-dealers) that guarantee the debt under our senior secured credit facilities. These subsidiary guarantees are subordinated in right of payment to the guarantees of our senior secured credit facilities.

Senior Term Notes

On September 12, 2005, we issued $550 million of senior unsecured notes, consisting of $250 million of 5-year notes and $300 million of 10-year notes of which the majority remain outstanding. We received approximately $544.4 million in net proceeds after discounts. The 5-year senior term notes bear interest at an annual fixed rate of 5.0%, payable semi-annually on March 15 and September 15 of each year. The 10-year senior term notes bear interest at an annual fixed rate of 5.5%, payable semi-annually also beginning March 15, 2006. The net proceeds from the notes were used to finance outstanding debt. The costs related to the issuance of the senior unsecured notes were capitalized and are being amortized to expense over their respective terms. From time to time the Company may, in compliance with the covenants under our senior secured credit facilities and the indentures for the 10.5% senior notes and these notes, redeem, repurchase or otherwise acquire for value these notes.

During 2008, we repurchased an aggregate $17.8 million (par value) of our $250 million 5-year notes. Of the $8.4 million paid in total, approximately $0.2 million was for accrued interest, with the remaining amount for principal. As a result, we recorded a $9.5 million gain on early extinguishment of debt during the fourth quarter of 2008. This gain is reflected in “Other Income/(Expense)” on our consolidated statement of income for the year ended December 31, 2008.

During 2009, the Company retired additional amounts of the 5% senior term notes due September 15, 2010. As of December 31, 2009, $26.4 million was paid in cash and $3.0 million was accrued to be paid on January 4, 2010 for a repurchase transaction with a December 29, 2009 trade date and a January 4, 2010 settlement date. Of the total $29.4 million in total cash paid/to be paid by January 4, 2010, approximately $0.3 million was for accrued interest, with the remaining $29.1 million for principal representing $33.5 million in par. The Company recorded a $4.4 million gain on early extinguishment of debt in connection with these repurchase transactions. This gain is reflected in “Other Income/(Expense)” on the Company’s consolidated statement of income for the year ended December 31, 2009.

Adequacy of Liquidity

We believe that funds generated from operations and existing cash reserves will be adequate to fund debt service requirements, capital expenditures and working capital requirements for the foreseeable future. Our ability to continue to fund these items, to service debt and to maintain compliance with covenants in our debt agreements may be affected by general economic, financial, competitive, legislative, legal and regulatory factors and by our ability to refinance or repay outstanding indebtedness with scheduled maturities beginning in November 2013. On April 1, 2009, Moody’s Investors Service lowered our corporate family rating to Caa1, the rating for our senior secured credit facilities to B3, and the rating for our senior unsecured notes to Caa3. In addition, on April 1, 2009, Standard and Poor’s Ratings Services lowered our local currency long-term counterparty credit rating to B-. While these ratings downgrades have not affected our financial condition, results of operations or liquidity, they could make it more difficult for us to obtain financing in the future. In the event that we are unable to repay any of our outstanding indebtedness as it becomes due, we might need to explore alternative strategies for funding, such as selling assets, refinancing or restructuring our indebtedness or selling equity capital. However, securing alternative sources of funding might not be feasible which could result in further adverse effects on our financial condition.

Our senior secured credit facilities include a financial maintenance covenant requiring us to maintain a maximum ratio of net senior secured indebtedness to adjusted EBITDA (as defined in the credit agreement). As of December 31, 2009, this maximum ratio was 6.00:1.00. As of December 31, 2009, we were in compliance with this covenant, as our actual ratio of senior secured indebtedness to adjusted EBITDA (as defined in the credit agreement) was 4.76:1.00 based on $1,809 million of senior secured indebtedness and adjusted EBITDA (as defined in the credit agreement) of $379.7 million. In addition, as of December 31, 2009, we were in compliance with all other covenants and other restrictions under our debt agreements.

Aggregate Contractual Obligations

We have contractual obligations to make future payments under short-term and long-term debt, as well as long-term non-cancelable lease agreements. The following table summarizes these contractual obligations at December 31, 2009 (excludes Symphony CLO V debt):

				Estimated
	Principal			Payments on
	Payments		Estimated Interest	Derivatives	Operating
(In thousands)	on Debt(1)		Payments on Debt(3)	Transactions(4)	Leases(5)	Total
	(Dollars in thousands)

2010	$198,745	(2)	$249,488	$49,193	$16,655	$514,081
2011	-		270,806	27,031	16,311	314,148
2012	-		300,254	22,662	15,107	338,023
2013	250,000		295,631	-	6,764	552,395
2014	2,087,197		315,669	-	6,009	2,408,875
Thereafter	1,585,000		282,774	-	4,760	1,872,534

Total	$4,120,942		$1,714,622	$98,886	$65,606	$6,000,056

(1)	As a result of the partial paydown of the first-lien term loan facility that resulted from part of the proceeds of the second-lien debt, quarterly principal payments on the first-lien term loan facility are no longer required after June 30, 2009.

(2)	The Company has escrowed $198,745 of proceeds from the second-lien debt to retire the Company’s 5% senior unsecured notes due 2010. As mentioned in the “Senior Term Notes” subsection of the “Capital Resources, Liquidity and Financial Condition” section, above, one of the debt repurchase transactions made during 2009 had a trade date of December 29, 2009 and a settlement date of January 4, 2010. The Company recorded this repurchase transaction as of the trade date. As a result, the $198,745 reflected in this table reflects the $3 million par value repurchase transaction that settled on January 4, 2010. The “Restricted cash for debt retirement” balance on the Company’s consolidated balance sheet as of December 31, 2009 is $3 million higher than the $198,745 reflected in this table due to this repurchase transaction that was accrued for at December 31, 2010 and settled (was paid) on January 4, 2010.

(3)	Future interest payments on the term loan facility and revolver (which are based on a floating interest rate of LIBOR + 3) were estimated using a forward yield curve. Including our credit spread, the assumed rates were: 3.47% for 2010, 4.68% for 2011, 5.94% for 2012, 5.82% for 2013, 7.39% for 2014, and 7.72% for 2015.

(4)	Future payments on derivative transactions are estimated based on interest rates applicable at December 31, 2009. At December 31, 2009, the Company held eight fixed-for-floating interest rate swap transactions (which effectively fix interest rates on the floating rate term loan facility, with rates ranging from 4.441% – 4.7535%).

(5)	Operating leases represent the minimum rental commitments under non-cancelable operating leases.

We have no significant capital lease obligations.

Equity

As part of the NWQ acquisition, key individuals of NWQ purchased a non-controlling, member interest in NWQ Investment Management Company, LLC. The non-controlling interest of $0.1 million as of December 31, 2007 is reflected on our consolidated balance sheet. This purchase allowed management to participate in profits of NWQ above specified levels beginning January 1, 2003. During 2007, we recorded approximately $1.9 million of income attributable to these non-controlling interests. We did not record any income attributable to these non-controlling interests on this program for 2008. Beginning in 2004 and continuing through 2008, we had the right to purchase the non-controlling members’ respective interests in NWQ at fair value. During the first quarter of 2008, we exercised our right to call all of the remaining Class 4 non-controlling members’ interests. As of March 31, 2008, we had repurchased all member interests outstanding under this program.

As part of the Santa Barbara acquisition, an equity opportunity was put in place to allow key individuals to participate in Santa Barbara’s earnings growth over the subsequent five years (Class 2 Units, Class 5A Units, Class 5B Units, and Class 6 Units, collectively referred to as “Units”). The Class 2 Units were fully vested upon issuance. One third of the Class 5A Units vested on June 30, 2007, one third vested on June 30, 2008, and one third vested on June 30, 2009. One third of the Class 5B Units vested upon issuance, one third on June 30, 2007, and one third vested on June 30, 2009. The Class 6 Units vested on June 30, 2009. The Units entitle the holders to receive a distribution of the cash flow from Santa Barbara’s business to the extent such cash flow exceeds certain thresholds. The distribution thresholds vary from year to year, reflecting Santa Barbara achieving certain profit levels and the distributions of profits interests are also subject to a cap in each year. During 2009, 2008 and 2007, we recorded approximately $38 thousand, $0.2 million and $2.9 million, respectively, attributable to these non-controlling interests. Beginning in 2008 and continuing through 2012, we have the right to acquire the Units of the non-controlling members. During the first quarter of 2008, we exercised our right to call 100% of the Class 2 Units. During the first quarter of 2010, we exercised our right to call 100% of the Class 5 Units.

During 2006, new equity opportunities were put in place covering NWQ, Tradewinds and Symphony. These programs allow key individuals of these businesses to participate in the growth of their respective businesses over the subsequent six years. Classes of interests were established at each subsidiary (collectively referred to as “Interests”). Certain of these Interests vested or vest on June 30, 2007, 2008, 2009, 2010 and 2011. The Interests entitle the holders to receive a distribution of the cash flow from their business to the extent such cash flow exceeds certain thresholds. The distribution thresholds increase from year to year and the distributions of the profits interests are also subject to a cap in each year. During 2009, 2008 and 2007, we recorded approximately $1.6 million, $1.9 million and $2.8 million, respectively, of income attributable to these non-controlling interests. Beginning in 2008 and continuing through 2012, we have the right to acquire the Interests of the non-controlling members. During the first quarter of 2008, we exercised our right to call all of the Class 7 Interests. During the first quarter of 2009, we exercised our right to call all the Class 8 Interests. During the first quarter of 2010, we exercised our right to call all of the Class 9 Interests.

Broker-Dealer

Our broker-dealer subsidiary is subject to requirements of the SEC relating to liquidity and capital standards (See Note 19, “Net Capital Requirement,” in the Company’s consolidated financial statements).

Off-Balance Sheet Arrangements

We do not invest in any off-balance sheet vehicles that provide financing, liquidity, market or credit risk support or engage in any leasing activities that expose us to any liabilities that are not reflected in our Annual Financial Statements and Quarterly Financial Statements.

Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with U.S. generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that impact our financial position and results of operations. These estimates and assumptions are affected by our application of accounting policies. Below we describe certain critical accounting policies that we believe are important to the understanding of our results of operations and financial position. In addition, please refer to Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” to our Annual Financial Statements for further discussion of our accounting policies.

Goodwill and Intangible Assets

Goodwill

Under Codification, goodwill is not amortized but is tested at least annually for impairment by comparing the fair value of the reporting unit to its carrying value amount, including goodwill.

Prior to the MDP Transaction that closed on November 13, 2007, “Predecessor” Nuveen performed the annual goodwill impairment test as of May 31. “Successor” Nuveen selected a new annual goodwill impairment test date: December 31. Due to the proximity of the date on which the MDP Transaction closed (November 13, 2007) and the new goodwill annual impairment test date (December 31, 2007), there were no indications of impaired value at December 31, 2007. Between then and December 31, 2008, global economic conditions deteriorated to such an extent that we had to adjust our underlying assumptions to take into account the impact the global economic downturn had to prospects for future growth. We believe that such changes in assumptions are not unique to our business; we believe such changes in assumptions to be widespread and applicable to all companies.

We identified approximately $1.1 billion of goodwill impairment as of December 31, 2008. The recognition of the impairment resulted in a non-cash charge to income for the year ended December 31, 2008. The amount of the impairment was determined by us following our annual impairment test in accordance with Codification, and included the assistance of certain valuation work performed by a nationally recognized independent consulting firm.

The results of our annual goodwill impairment test as of December 31, 2009 did not indicate any further potential impairment of goodwill.

For purposes of the annual goodwill impairment test, we have defined four reporting units:

(1) corporate;

(2) managed accounts;

(3) mutual funds; and

(4) closed-end exchange-traded funds.

The reporting units are one level below our operating segment and were determined based on how we manage the business, including our internal reporting structure, management accountability and resource prioritization process.

We determined implied fair values for each of the reporting units listed above. In making a determination of implied fair values, the following valuation methodologies were considered: the Income Approach; the Market Approach; and the Cost Approach. Each of the approaches were considered for appropriateness to our business. We believe that, for companies providing a product or service, the Income Approach and Market Approach would generally provide the most reliable indications of value, because the value of such firms is more dependent on their ability to generate earnings than on the value of the assets used in the production process. Therefore, for purposes of analyzing the implied fair values of our reporting units, the Income Approach and Market Approach were applied.

Specifically, the Income Approach incorporated the use of the Discounted Cash Flow Method and the Market Approach incorporated the use of the Guideline Company Method. The fair values were determined as follows:

Reporting Unit	Approach to Value	Valuation Method	Weighting

Corporate	Income Approach	Discounted Cash Flow	100%
Managed Accounts	Income Approach	Discounted Cash Flow	50%
	Market Approach	Guideline Company	50%
Mutual Funds	Income Approach	Discounted Cash Flow	50%
	Market Approach	Guideline Company	50%
Closed-End Funds	Income Approach	Discounted Cash Flow	50%
	Market Approach	Guideline Company	50%

Significant forecast assumptions used in the Income Approach include: revenue growth rate; gross profit; operating expenses as a percent of revenue; earnings before interest, taxes, depreciation and amortization (“EBITDA”); capital expenditures; and debt-free net working capital. Significant assumptions used in the Market Approach include a control premium and multiples of indicated value to EBITDA. Assumptions inherent in EBITDA estimates include assumptions about: operational risk, growth expectations, and profitability.

Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate market multiples and other assumptions. Changes in these estimates could materially affect our impairment conclusions.

Goodwill of a reporting unit shall be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Examples of such events or circumstances include:

a) a significant adverse change in legal factors or in the business climate;

b) an adverse action or assessment by a regulator;

c) unanticipated competition;

d) a loss of key personnel;

e) a more-likely-than-not expectation that a reporting unit or significant portion of a reporting unit will be sold or otherwise disposed of; and

f) the testing for recoverability under Codification of a significant asset group within a reporting unit.

Indefinite-Lived Intangible Assets

Identifiable intangible assets generally represent the cost of client relationships and management contracts. We are required to periodically review identifiable intangible assets for impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the carrying amounts of the assets exceed their respective fair values, additional impairment tests are performed to measure the amount of the impairment loss, if any.

As a result of the recent steep global economic decline that first began at the end of 2007, we identified approximately $0.9 billion of intangible asset impairment as of December 31, 2008. The recognition of the impairment resulted in a non-cash charge to income for the year ended December 31, 2008. The amount of the impairment was determined by us following our annual impairment test in accordance with Codification, and included the assistance of certain valuation work performed by a nationally recognized independent consulting firm.

The results of our annual impairment test as of December 31, 2009 did not indicate any further potential impairment of intangible assets with indefinite useful lives.

In making a determination of the implied fair value for our indefinite-lived intangible assets, the following valuation methodologies were considered: the Income Approach; the Multi-Period Excess Earnings Method; the Relief from Royalty Method; and the Cost Approach. We and our outside valuation consultants believe that Trade Names are most appropriately valued utilizing the Income Approach. As a result, we decided to use the Relief from Royalty Method, a form of the Income Approach. The Relief from Royalty Method capitalizes the cost savings associated with owning, rather than licensing, Trade Names. Significant assumptions utilized in valuing our indefinite-lived intangible assets with the Relief from Royalty Method include: revenue; royalty rate; useful life; income tax expense; discount rate; and the tax benefit of amortization expense.

Impairment of Investment Securities

Codification provides guidance on determining when an investment is other-than-temporarily impaired. We periodically evaluate our investments for other-than-temporary declines in value. To determine if an other-than-temporary decline exists, we evaluate, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, as well as our intent and ability to hold the investment. Additionally, we consider the financial health of and near-term business outlook for a counterparty, including factors such as industry performance and operational cash flow. If an other-than-temporary decline in value is determined to exist, the unrealized investment loss net of tax, in accumulated other comprehensive income, is realized as a charge to net income in that period. See Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” to our Annual Financial Statements.

We also have an investment in two collateralized debt obligation entities for which one of our subsidiaries acts as a collateral manager – Symphony CLO I, Ltd. (“CLO”) and the Symphony Credit Opportunities Fund Ltd. (“CDO”). We account for our investments in the CLO and CDO under EITF 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.” The excess of future cash flows over the initial investment at the date of purchase is recognized as interest income over the life of the investment using the effective yield method. We review cash flow estimates throughout the life of the CLO and CDO investment pool to determine whether an impairment should be recognized. Cash flow estimates are based on the underlying pool of collateral securities, which are primarily corporate syndicated loans, and take into account the overall credit quality of the issuers in the collateral securities, the forecasted default rate of the collateral securities and our past experience in managing similar securities. If an updated estimate of future cash flows (taking into account both timing and amounts) is less than the revised estimate, an impairment loss is recognized based on the excess of the carrying amount of the investment over its fair value. There is a certain amount of judgment involved in the assumptions used in our cash flow estimating process. Changes in these assumptions could affect our impairment conclusions.

In response to the steep global economic decline, we recognized an impairment charge on our investments of approximately $38.3 million as of December 31, 2008. This impairment charge is reflected as an expense on our consolidated statement of income for the year ended December 31, 2008. Of the $38.3 million impairment, $8.8 million related to our investment in the CDO, and is due to underlying credit losses of the CDO. The remaining $29.5 million of impairment relates to various other investments, mainly mutual funds and equity securities, whose market value was below cost for a considerable period of time with no clear indication at December 31, 2008 of any future reversals. The market values for these investments were based on unadjusted quoted market prices.

Accounting for Income Taxes

Codification establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could impact our financial position or our results of operations.

We have significant net deferred tax liabilities recorded on our financial statements, which are attributable to the effect of purchase accounting adjustments recorded as a result of the MDP Transactions. At December 31, 2009, the Company had federal tax loss carryforward benefits of approximately $41.1 million that will expire between 2028 and 2029. At December 31, 2009, the Company also had state tax loss carryforward benefits of approximately $32.8 million that will expire between 2013 and 2029. For financial reporting purposes, a valuation allowance of approximately $17.2 million has been established due to the uncertainty that the assets will be realized. The Company believes that the remaining state tax loss carryforwards of approximately $15.6 million will be utilized prior to expiration.

Forward-Looking Information and Risks

From time to time, information we provide or information included in our filings with the SEC may contain statements that are not historical facts, but are “forward-looking statements.” These statements relate to future events or future financial performance and reflect management’s expectations and opinions. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” or comparable terminology. These statements are only predictions, and our actual future results may differ significantly from those anticipated in any forward-looking statements due to numerous known and unknown risks, uncertainties and other factors. All of the forward-looking statements are qualified in their entirety by reference to the factors described in “Risk Factors,” “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” and elsewhere in this Form 10-K. These factors may not be exhaustive, and we cannot predict the extent to which any factor, or combination of factors, may cause actual results to differ materially from those predicted in any forward-looking statements. We undertake no responsibility to update publicly or revise any forward-looking statements, whether as a result of new information, future events or any other reason.

Risks, uncertainties and other factors that pertain to our business and the effects of which may cause our assets under management, earnings, revenues and/or profit margins to decline include:

•	the adverse effects of declines in securities markets and/or poor investment performance by us;

•	adverse effects of volatility in the equity markets and disruptions in the credit markets, including the effects on our assets under management as well as on our distribution partners;

•	the effect on us of increased leverage as a result of our incurrence of additional indebtedness in connection with the MDP Transactions, including that our business may not generate sufficient cash flow from operations or that future borrowings may not be available in amounts sufficient to enable us to pay our indebtedness or to fund our other liquidity needs;

•	our inability to access third-party distribution channels to market our products or a reduction in fees we might receive for services provided in these channels;

•	the effects of the substantial competition that we face in the investment management business;

•	a change in our asset mix to lower revenue generating assets;

•	a loss of key employees;

•	the effects on our business and financial results of the failure of the auctions beginning in mid-February 2008 of the approximately $15.4 billion of ARPS issued by our closed-end funds (which has resulted in a loss of liquidity for the holders of these ARPS) and our and our funds’ efforts to obtain financing to redeem the ARPS at their par value of $25,000 per share and the effects of any regulatory activity or litigation relating thereto, including the FINRA enforcement inquiry discussed on pages 14 and 15;

•	a decline in the market for closed-end funds, mutual funds and managed accounts;

•	our failure to comply with various government regulations, including federal and state securities laws, and the rules of FINRA;

•	the impact of changes in tax rates and regulations;

•	developments in litigation involving the securities industry or us;

•	our reliance on revenues from our investment advisory contracts which generally may be terminated on sixty days notice and, with respect to our closed-end and open-end funds, are also subject to annual renewal by the independent board of trustees of such funds;

•	adverse public disclosure, failure to follow client guidelines and other matters that could harm our reputation;

•	future acquisitions that are not profitable for us;

•	the impact of accounting pronouncements; and

•	any failure of our operating personnel and systems to perform effectively.

Item 7a.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

The following information, and information included elsewhere in this report, describes the key aspects of certain financial instruments that have market risk.

Interest Rate Sensitivity

Although we have sought to mitigate our interest rate risk as discussed hereafter, our obligations under our senior secured credit facilities will expose our earnings to changes in short-term interest rates since the interest rate on this debt is variable. At December 31, 2009, the aggregate principal amount of our indebtedness (excluding the debt of Symphony CLO V) was approximately $4.1 billion, of which approximately $2.3 billion is variable rate debt and approximately $1.8 billion is fixed rate debt. For our variable rate debt, we estimate that a 100 basis point increase (one percentage point) in variable interest rates would have resulted in a $23.4 million increase in annual interest expense; however, it would not be expected to have a substantial impact on the fair value of the debt at December 31, 2009. A change in interest rates would have had no impact on interest incurred on our fixed rate debt or cash flow, but would have had an impact on the fair value of the debt. We estimate that a 100 basis point increase in interest rates from the levels at December 31, 2009 would result in a net decrease in the fair value of our fixed debt of approximately $60.3 million.

The variable nature of our obligations under our senior secured credit facilities creates interest rate risk. In order to mitigate this risk, the Company entered into certain derivative transactions that effectively converted the Company’s variable rate debt arising from the MDP Transactions into fixed-rate borrowings (collectively, the “New Debt Derivatives”). As some of these derivative transactions matured, the Company has occasionally entered into new, similar transactions in order to continue to mitigate interest rate exposure on the variable rate debt. At December 31, 2009, these derivative transactions were comprised of eight interest rate swaps with a notional value totaling $1.2 billion. These derivatives were not accounted for as hedges for accounting purposes. For additional information, see Note 9, “Derivative Financial Instruments” of the accompanying consolidated financial statements. At December 31, 2009, the fair value of the New Debt Derivatives was a net liability of $62.9 million, of which $19.9 million is reflected in “Short-Term Obligations” and $43.0 million is reflected in “Long-Term Obligations.” We estimate that a 100 basis point change in interest rates would have a $19.9 million impact on the fair value of the New Debt Derivatives.

Our investments consist primarily of company sponsored managed investment funds that invest in a variety of asset classes. Additionally, we periodically invest in new advisory accounts to establish a performance history prior to a potential product launch. Company sponsored funds and accounts are carried on our consolidated financial statements at fair market value and are subject to the investment performance of the underlying securities in the sponsored fund or account. Any unrealized gain or loss is recognized upon the sale of the investment. The carrying value of our investments in fixed income funds or accounts, which expose us to interest rate risk, was approximately $50.0 million (which excludes Symphony CLO V) at December 31, 2009. We estimate that a 100 basis point increase in interest rates from the levels at December 31, 2009 would result in a net decrease of approximately $6.0 million in the fair value of the fixed income investments at December 31, 2009. A 100 basis point increase in interest rates is a hypothetical scenario used to demonstrate potential risk and does not represent management’s view of future market changes.

Equity Market Sensitivity

As discussed above in the “Interest Rate Sensitivity” section, we invest in certain company sponsored managed investment funds and accounts that invest in a variety of asset classes. The carrying value of our investments in funds and accounts subject to equity price risk is approximately $116.6 million at December 31, 2009. We estimate that a 10% adverse change in equity prices would result in an $11.7 million decrease in the fair value of our equity securities. The model to determine sensitivity assumes a corresponding shift in all equity prices.

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

Item 8.	Financial Statements and Supplementary Data
Nuveen Investments, Inc. & Subsidiaries
Consolidated Balance Sheets
(in thousands)

	December 31,	December 31,
	2009	2008
Assets
Cash and cash equivalents	$310,419	$467,136
Restricted cash for debt retirement	201,745	-
Management and distribution fees receivable	109,824	98,733
Other receivables	30,479	12,354
Furniture, equipment, and leasehold improvements, at cost less accumulated depreciation and amortization of $62,518 and $82,483, respectively	55,268	62,009
Investments	553,692	347,362
Goodwill	2,239,351	2,236,525
Intangible assets, at cost less accumulated amortization of $143,212 and $72,945, respectively	3,124,288	3,194,555
Current taxes receivable	8	14,276
Other assets	29,129	21,540

Total assets	$6,654,203	$6,454,490

Liabilities and Equity
Short-term obligations:
Term notes	$198,417	$ -
Accounts payable	16,809	9,633
Accrued compensation and other expenses	144,450	165,021
Fair value of open derivatives	19,885	20,100
Other short-term liabilities	34,522	20,642

Total short-term obligations	414,083	215,396

Long-term obligations:
Term notes	4,189,162	4,192,922
Fair value of open derivatives	43,047	58,474
Deferred income tax liability, net	1,014,805	1,047,518
Other long-term liabilities	24,046	27,042

Total long-term obligations	5,271,060	5,325,956

Total liabilities	5,685,143	5,541,352
Equity:
Nuveen Investments shareholders’ equity:
Additional paid-in capital	2,855,934	2,841,465
Retained earnings/ (deficit)	(1,897,611)	(1,796,162)
Accumulated other comprehensive income/(loss)	9,798	(4,200)

Total Nuveen Investments shareholders’ equity	968,121	1,041,103

Noncontrolling interest	939	(127,965)

Total equity	969,060	913,138

Total liabilities and equity	$6,654,203	$6,454,490

See accompanying notes to consolidated financial statements.

Nuveen Investments, Inc. & Subsidiaries (and Predecessor)
Consolidated Statements of Income
(in thousands)

	Successor			Predecessor
	For the Year	For the Year	For the Period	For the Period
	Ended	Ended	November 14,	January 1,
	December 31,	December 31,	2007 to	2007 to
	2009	2008	December 31, 2007	November 13, 2007
Operating revenues:
Investment advisory fees from assets under management	$620,098	$707,430	$104,207	$688,057
Product distribution	781	9,442	1,294	5,502
Performance fees/other revenue	41,880	23,919	5,689	20,309

Total operating revenues	662,759	740,791	111,190	713,868

Operating expenses:
Compensation and benefits	273,567	282,360	57,693	310,044
Severance	16,795	54,241	2,167	2,600
Advertising and promotional costs	11,253	13,790	1,718	14,618
Occupancy and equipment costs	34,059	28,850	3,411	23,383
Amortization of intangible assets	70,267	64,845	8,100	7,063
Travel and entertainment	9,691	12,304	1,654	9,687
Outside and professional services	43,407	45,402	6,355	31,486
Goodwill impairment	-	1,089,258	-	-
Intangible asset impairment	-	885,500	-	-
Other operating expenses	47,204	42,001	8,501	38,936

Total operating expenses	506,243	2,518,551	89,599	437,817

Other income/(expense)	119,507	(235,094)	(38,581)	(49,724)

Net interest expense	(280,584)	(265,444)	(36,930)	(18,991)

Income/(loss) before taxes	(4,561)	(2,278,298)	(53,920)	207,336

Income tax expense/(benefit):
Current	684	10,170	(50,302)	92,341
Deferred	(40,817)	(383,771)	33,274	4,871

Total income tax expense/(benefit)	(40,133)	(373,601)	(17,028)	97,212

Net income/(loss)	35,572	(1,904,697)	(36,892)	110,124

Less: net income/(loss) attributable to the noncontrolling interests	136,926	(139,223)	(6,354)	7,211

Net income/(loss) attributable to Nuveen Investments	$(101,354)	$(1,765,474)	$(30,538)	$102,913

See accompanying notes to consolidated financial statements.

Nuveen Investments, Inc. & Subsidiaries (and Predecessor)
Consolidated Statements of Changes in Equity
(in thousands)

				Unamortized	Accumulated
	Class A	Additional		Cost of	Other
	Common	Paid-In	Retained	Restricted	Comprehensive	Treasury	Noncontrolling
	Stock	Capital	Earnings	Stock Awards	Income/(Loss)	Stock	Interest	Total

Balance at December 31, 2006	$1,209	$276,479	$1,090,233	$(21,796)	$(1,141)	$(1,055,168)	$44,969	334,785

Net income			102,913				7,211	110,124
Cash dividends paid			(57,252)				(545)	(57,797)
Purchase of treasury stock						(41,572)		(41,572)
Compensation expense on options		27,197						27,197
Exercise of stock options		(3,082)	1,362			50,921		49,201
Grant of restricted stock		11,438	2,117	(18,235)		12,841		8,161
Issuance of deferred stock		2				154		156
Forfeit of restricted stock				1,936		(1,936)		-
Amortization of restricted stock awards				38,095				38,095
Amortization of equity interests							10,337	10,337
Net change in value of consolidated funds							3,928	3,928
Tax effect of options exercised		192,192						192,192
Tax effect of restricted stock granted		18,361						18,361
Other comprehensive income/(loss)					(988)			(988)
Purchase of and other changes to noncontrolling interests							(6,138)	(6,138)

Balance at November 13, 2007	$1,209	$522,587	$1,139,373	$-	$(2,129)	$(1,034,760)	$59,762	686,042

Purchase accounting	(1,209)	(522,587)	(1,139,373)		2,129	1,034,760		(626,280)
Net loss			(30,538)				(6,354)	(36,892)
Cash dividends paid							(86)	(86)
Member contributions – class A units		2,764,124						2,764,124
Member contributions – class A prime units		34,200						34,200
Amortization of deferred and restricted class A units		7,451						7,451
Vested value of class B units		3,390						3,390
Amortization of equity interests							1,106	1,106
Net change in value of consolidated funds							6,887	6,887
Other comprehensive income/(loss)					2,853			2,853

Balance at December 31, 2007	$-	$2,809,165	$(30,538)	$-	$2,853	$-	$61,315	2,842,795

Net loss			(1,765,474)				(139,223)	(1,904,697)
Cash dividends paid			(150)				(5,279)	(5,429)
Amortization of deferred and restricted class A units		5,159						5,159
Conversion of right to receive class A units into class A units		(28)						(28)
Vested value of class B units		27,169						27,169
Amortization of equity interests							7,056	7,056
Net change in value of consolidated funds							(19,210)	(19,210)
Other comprehensive income/(loss)					(7,053)			(7,053)
Purchase of and other changes to noncontrolling interests							(32,624)	(32,624)

Balance at December 31, 2008	$-	$2,841,465	$(1,796,162)	$-	$(4,200)	$-	$(127,965)	$913,138

Net income/(loss)			(101,354)				136,926	35,572
Cash dividends paid			(95)				(4,381)	(4,476)
Amortization of deferred and restricted class A units		5,187						5,187
Deferred and restricted class A unit payouts		(280)						(280)
Vested value of class B units		22,127						22,127
Amortization of equity interests							3,929	3,929
Other comprehensive income/(loss)					13,998			13,998
Purchase of and other changes to noncontrolling interests		(12,565)					(7,570)	(20,135)

Balance at December 31, 2009	$-	$2,855,934	$(1,897,611)	$-	$9,798	$-	$939	$969,060

	Successor			Predecessor
			For the Period	For the Period
Comprehensive Income (in 000s):	2009	2008	11/14/07-12/31/07	1/1/07-11/13/07
Net income (loss)	$35,572	$(1,904,697)	$(36,892)	$110,124
Other comprehensive income:
Unrealized gains/(losses) on marketable equity securities, net of tax	18,502	(24,472)	(3,285)	1,009
Reclassification adjustments for realized (gains)/losses	(1,574)	26,582	348	(1,354)
Terminated cash flow hedge	-	-	-	(133)
Funded status of retirement plans, net of tax	(2,934)	(9,116)	5,782	(529)
Foreign currency translation adjustments	4	(47)	8	19

Subtotal: other comprehensive income/(loss)	13,998	(7,053)	2,853	(988)

Comprehensive income/(loss)	$49,570	$(1,911,750)	$(34,039)	$109,136
Less: net income/(loss) attributable to noncontrolling interests	136,926	(139,223)	(6,354)	7,211

Comprehensive income/(loss) attributable to Nuveen Investments	$(87,356)	$(1,772,527)	$(27,685)	$101,925

Change in Shares Outstanding (in 000s):	2007

Shares outstanding at the beginning of the year	78,815
Shares issued under equity incentive plans	2,513
Shares acquired	(862)
Repurchase from STA	-
MDP-led buyout	(80,466)

Shares outstanding at the end of the year	-

See accompanying notes to consolidated financial statements.

Nuveen Investments, Inc. & Subsidiaries (and Predecessor)
Consolidated Statements of Cash Flows
(in thousands)

	Successor			Predecessor
			November 14, 2007	January 1, 2007 to
	2009	2008	to December 31, 2007	November 13, 2007
Cash flows from operating activities:
Net income/(loss)	$35,572	$(1,904,697)	$(36,892)	$110,124
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Net (income)/loss attributable to noncontrolling interests	(136,926)	139,223	6,354	(7,211)
Goodwill and intangible asset impairment	-	1,974,758	-	-
Impairment losses on other-than-temporarily impaired investments	-	38,313	-	-
Deferred income taxes	(40,817)	(383,771)	12,550	4,871
Depreciation of office property, equipment, and leaseholds	15,249	10,344	1,194	8,394
Loss on sale of fixed assets and lease abandonment	6,248	319	-	101
Realized (gains)/losses from available-for-sale investments	(5,175)	107	312	(3,027)
Unrealized (gains)/losses on derivatives	(15,589)	46,734	31,485	(420)
Amortization of intangible assets	70,267	64,845	8,100	7,063
Amortization of debt related items, net	13,219	9,248	1,066	500
Compensation expense for equity plans	31,243	39,384	5,113	76,963
Compensation expense for mutual fund incentive program	24,857	-	-	-
Net gain on early retirement of Senior Unsecured Notes – 5% of 2010	(4,375)	(9,617)	-	-
Accelerated amortization of deferred debt items from early retirement of debt	3,768	68	-	-
Net (increase) decrease in assets:
Management and distribution fees receivable	(11,091)	7,830	24,545	(41,171)
Current taxes receivable/payable	14,268	220,950	(29,668)	(201,553)
Other receivables	(10,811)	23,194	(22,519)	3,925
Other assets	(8,308)	(4,532)	1,561	11,972
Net increase (decrease) in liabilities:
Accrued compensation and other expenses	(41,176)	(13,416)	3,456	49,990
Deferred compensation	-	(673)	(37,572)	2,167
Accounts payable	2,764	(7,808)	5,423	(2,377)
Other liabilities	(6,347)	5,575	(40,049)	35,665
Other	(883)	(8)	(89)	(903)

Net cash provided by/(used in) operating activities	(64,043)	256,370	(65,630)	55,073

Cash flows from financing activities:
Proceeds from loans and notes payable, net of discount	451,500	250,000	-	-
Debt issuance costs	(29,890)	-	-	-
Net change in restricted cash: escrow for Senior Notes due 9/15/10	(201,745)	-	-	-
Repayments of notes and loans payable	(210,441)	(17,363)	-	(100,000)
Early retirement of Senior Unsecured Notes – 5% of 2010	(29,125)	(8,138)	-	-
Purchase of noncontrolling interests	(18,132)	(84,935)	-	(22,500)
Payment of income allocation to noncontrolling interests	(2,053)	(5,696)	-	(5,996)
Undistributed income allocation for noncontrolling interests	1,653	2,286	1,062	7,211
Dividends paid	(95)	(150)	-	(57,252)
Conversion of right to receive class A units into class A units	-	(28)	-	-
Deferred and restricted class A unit payouts	(280)	-	-	-
Proceeds from stock options exercised	-	-	-	49,201
Acquisition of treasury stock	-	-	-	(41,417)
Tax effect of options exercised	-	-	-	210,552

Net cash provided by/(used in) financing activities	(38,608)	135,976	1,062	39,799

Cash flows from investing activities:
Winslow acquisition	(134)	(76,900)	-	-
MDP Transaction	-	(127)	(32,019)	-
HydePark acquisition	(2,692)	-	-	(9,706)
Purchase of office property and equipment	(10,815)	(24,724)	(5,114)	(17,924)
Proceeds from sales of investment securities	30,601	21,218	19,182	41,520
Purchases of investment securities	(23,762)	(27,180)	(25,464)	(50,615)
Purchases of securities for mutual fund incentive program	(52,176)	-	-	-
Net change in consolidated funds	4,907	(102,521)	114,602	(2,715)
Other	1	20	25	(221)

Net cash provided by/(used in) investing activities	(54,070)	(210,214)	71,212	(39,661)

Effect of exchange rate changes on cash and cash equivalents	4	(47)	8	20
Increase/(decrease) in cash and cash equivalents	(156,717)	182,085	6,652	55,231
Cash and cash equivalents:
Beginning of year	467,136	285,051	278,399	223,168

End of period	$310,419	$467,136	$285,051	$278,399

See accompanying notes to consolidated financial statements.

NUVEEN INVESTMENTS, INC. AND SUBSIDIARIES (AND PREDECESSOR)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

1.	ACQUISITION OF THE COMPANY

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

On the Effective Date, Windy City Investments Holdings, LLC (“Holdings”) acquired all of the outstanding capital stock of the Predecessor for approximately $5.8 billion in cash. Holdings is owned by MDP, affiliates of Merrill Lynch Global Private Equity and certain other co-investors, and certain of our employees, including senior management. Windy City Investments Inc. (the “Parent”) and Windy City Acquisition Corp. (the “Merger Sub”) are corporations formed by Holdings in connection with the acquisition and, concurrently with the closing of the acquisition on November 13, 2007, Merger Sub merged with and into Nuveen Investments, Inc., which was the surviving corporation (the “Successor”) and assumed the obligations of Merger Sub by operation of law.

Unless the context requires otherwise, “Nuveen Investments” or the “Company” refers to the Successor and its subsidiaries, and for periods prior to November 13, 2007, the Predecessor and its subsidiaries.

The agreement and plan of merger and the related financing transactions resulted in the following events which are collectively referred to as the “Transactions” or the “MDP Transactions”:

•	the purchase by the equity investors of Class A Units of Holdings for approximately $2.8 billion in cash and/or through a roll-over of existing equity interest in Nuveen Investments;

•	the entering into by the Merger Sub of a new senior secured credit facility comprised of: (1) a $2.3 billion term loan facility with a term of seven years and (2) a $250.0 million revolving credit facility with a term of six years, which are discussed in Note 7, “Debt”;

•	the offering by the Merger Sub of $785 million of senior unsecured notes, which are discussed in Note 7, “Debt”;

•	the merger of the Merger Sub with and into Nuveen Investments, which was the surviving corporation; and

•	the payment of approximately $176.6 million of fees and expenses related to the Transactions, including approximately $53.4 million of fees expensed.

Immediately following the merger, Nuveen Investments became a wholly-owned subsidiary of the Parent and a wholly-owned indirect subsidiary of Holdings.

The purchase price of the Company has been allocated to the assets and liabilities acquired based on their estimated fair market values as described in Note 3, “Purchase Accounting.”

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated statements of income, changes in shareholders’ equity and cash flows for the year ended December 31, 2006 and the period January 1, 2007 to November 13, 2007 represent operations of the Predecessor. The consolidated statements of income, changes in shareholders’ equity and cash flows for the period from November 14, 2007 to December 31, 2007, and the year ended December 31, 2008 represent the operations of the Successor. The consolidated balance sheets as of December 31, 2009 and 2008 represent the financial condition of the Successor. As a result of the consummation of the Transactions (discussed in Note 1, “Acquisition of the Company”) and the application of purchase accounting as of November 13, 2007, the consolidated financial statements for the period after November 13, 2007 (for the Successor period) are presented on a different basis than that for the periods before November 13, 2007 (for the Predecessor period) and therefore are not comparable.

The consolidated financial statements include the accounts of Nuveen Investments, Inc., its majority-owned subsidiaries, and certain funds which we are required to consolidate (as further discussed in Note 12, “Consolidated Funds”) and have been prepared in conformity with U.S. generally accepted accounting principles. All significant intercompany transactions and accounts have been eliminated in consolidation.

Business

The Company and its subsidiaries offer high-quality investment capabilities through branded investment teams: NWQ, specializing in value-style equities; Nuveen Asset Management (“Nuveen” or “NAM”), focusing on fixed-income investments; Santa Barbara, specializing in stable and conservative growth equities; Tradewinds, specializing in global equities; Winslow, dedicated to traditional growth equities; Symphony, with expertise in alternative investments as well as long-only equity and credit strategies; and HydePark Investment Strategies, which specializes in enhanced equity index strategies. The results of Winslow Capital Management, which was acquired on December 26, 2008, operations are included in the Company’s consolidated financial statements from the date of acquisition.

Operations of Nuveen Investments are organized around its principal advisory subsidiaries, which are registered investment advisers under the Investment Advisers Act of 1940. These advisory subsidiaries manage the Nuveen mutual funds and closed-end funds and provide investment services for individual and institutional managed accounts. Additionally, Nuveen Investments, LLC, a registered broker-dealer in securities under the Securities Exchange Act of 1934, provides investment product distribution and related services for the Company’s managed funds.

Codification of Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codificationtm and the Hierarchy of Generally Accepted Accounting Principles – a Replacement of FASB Statement No. 162” (“SFAS No. 168”). SFAS No. 168 states that the FASB Accounting Standards Codificationtm (the “Codification” or “ASC”) will become the source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. On the effective date of SFAS No. 168, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other grandfathered non-SEC accounting literature not included in the Codification became nonauthoritative. SFAS No. 168 was effective for financial statements issued for interim and annual periods ending after September 15, 2009.

The Codification does not change U.S. GAAP. The Codification only changes the way that U.S. GAAP is referenced. The Codification reorganizes the various U.S. GAAP pronouncements into approximately 90 accounting topics and displays them in a consistent structure for ease of research and cross-reference. All existing accounting pronouncements used to create the Codification became superseded.

Starting with the accompanying consolidated financial statements, the Company will make reference to U.S. GAAP issued by FASB as either “FASB ASC” or “Topic” before the new Codification topic reference number.

Presentation of Minority Interests/Noncontrolling Interests

As a result of the retrospective application of the disclosure provisions of the FASB ASC on noncontrolling interests as of January 1, 2009, minority interest receivable/payable is no longer presented in the mezzanine section of the Company’s consolidated balance sheet. Minority interest receivable/payable is now presented as “Noncontrolling interest” on the Company’s consolidated balance sheets and is included in the equity section of the Company’s consolidated balance sheets.

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

On the statement of cash flows, repurchases of minority interests had previously been recorded in “Cash Flows From Investing Activities.” Under FASB ASC 810-10-65, such repurchases are reflected as “repurchases of noncontrolling interests” and is reflected in the “Cash Flows From Financing Activities” section of the Company’s consolidated statements of cash flows.

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

Revisions to Previously Filed Consolidated Financial Statements

Certain of the Company’s 2008 consolidated financial statements, previously filed under Form 8-K on March 31, 2009, have been revised. To assess the materiality with respect to these revisions, the Company applied the concepts set forth in Staff Accounting Bulletin 99, “Materiality,” and determined that the revisions made to the 2008 consolidated financial statements were immaterial. Accordingly, the accompanying consolidated financial statements have been revised to reflect the revisions described below, none of which impacted total equity, net income (loss), cash flow or compliance with debt covenants.

Classification of Impairment Losses Related to Goodwill and Intangible Assets

In previously filed 2008 consolidated financial statements, impairment losses recorded in the fourth quarter of 2008 related to goodwill ($1.1 billion) and intangible assets ($0.9 billion) were recorded within “Other Income/(Expense)” on the consolidated statement of income. These amounts have been reclassified and are now presented as individual line items within the Operating Expenses section of the 2008 consolidated statement of income. In addition, related disclosures in this note, Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” under the headings “Goodwill,” “Intangible Assets,” and “Other Income/(Expense)” have been revised accordingly.

Fair Value Disclosure

In the previously filed 2008 consolidated financial statements, the table included in Note 5, “SFAS No. 157-Fair Value Measurements,” erroneously indicated that $137.9 million of losses related to Underlying Investments in Consolidated Vehicle were included in other comprehensive income. In fact, amounts were “included in earnings” in the consolidated statement of income. The table in Note 5 has been revised accordingly.

Other

Certain items previously reported have been reclassified to conform to the current year presentation. These reclassifications include the categorization of the fair value of open derivatives between short-term and long-

term liabilities, based on the derivative transactions’ maturity date. In prior periods, the fair value of open derivatives was classified entirely as short-term obligations.

Use of Estimates

These financial statements rely, in part, on estimates. Actual results could differ from these estimates. In the opinion of management, all necessary adjustments (consisting of normal recurring accruals) have been reflected for a fair presentation of the results of operations, financial position and cash flows in the accompanying consolidated financial statements.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, investment instruments with maturities of three months or less and other highly liquid investments, including money market funds, which are readily convertible to cash. Amounts presented on our consolidated balance sheets approximate fair value. Included in cash and cash equivalents at December 31, 2009 and December 31, 2008 are approximately $5 million of treasury bills segregated in a special reserve account for the benefit of customers under rule 15c3-3 of the Securities and Exchange Commission.

Restricted Cash for Debt Retirement

As further discussed in Note 7, “Debt,” the Company escrowed part of the proceeds from a second lien financing completed in 2009 to retire the Company’s 5% senior unsecured notes due September 15, 2010.

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

Software Costs

The Company follows FASB ASC 350 in accounting for internal use software. Capitalized software costs are included within “Furniture, Equipment, and Leasehold Improvements” on the accompanying consolidated balance sheets and are amortized beginning when the software project is complete and placed into service over the estimated useful life of the software (generally three to five years). During 2009 and 2008, the Company capitalized $3.8 million and $8.3 million, respectively, for costs incurred in connection with developing software for internal use. For the period from January 1, 2007 to November 13, 2007, the Predecessor capitalized $5.2 million for costs incurred in connection with developing software for internal use. For the period from November 14, 2007 to December 31, 2007, the Successor capitalized $1.0 million for costs incurred in connection with developing software for internal use.

Investments

The accounting method used for the Company’s investments is generally dependent upon the type of financial interest the Company has in the investment. For investments where the Company can exert control over financial and operating policies of the investment entity, which generally exists if there is a 50% or greater voting interest, the investment entity is consolidated into the Company’s financial statements. For certain investments where the risks and rewards of ownership are not directly linked to voting interests (“variable interest entities” or “VIEs”), an investment entity may be consolidated if the Company, with its related parties, is considered the primary beneficiary of the investment entity. The primary beneficiary determination will consider not only the Company’s equity interest, but the benefits and risks associated with non-equity components of the Company’s relationship with the investment entity, including debt, investment advisory and other similar arrangements, in accordance with FASB ASC 810 – Consolidation. (See also Note 20, “Recent Updates to Authoritative Accounting Literature” for potential changes to the required accounting for VIEs.)

Included in total investments of $554 million and $347 million as of December 31, 2009 and 2008, respectively, on the accompanying consolidated balance sheets are underlying securities from a sponsored investment fund managed by the Company and a collateralized loan obligation (“CLO”), both of which the Company is required to consolidate into its financial results. These underlying securities approximate $381 million and $241 million at December 31, 2009 and 2008, respectively, and are excluded from the discussion below, regarding the Company’s classification of investments as either held-to-maturity, trading, or available-for sale. At December 31, 2009, these underlying securities relate to one sponsored fund and a CLO where the Company (including related parties) is the majority investor and therefore is required to consolidate these funds in its consolidated financial statements (refer to Note 12, “Consolidated Funds” for additional information). At December 31, 2008, the underlying securities relate only to the same CLO referenced for December 31, 2009.

Investments consist of securities classified as either: held-to-maturity, trading, or available-for-sale.

At December 31, 2009 and 2008, the Company did not hold any investments that it classified as held-to-maturity.

Trading securities are securities bought and held principally for the purpose of selling them in the near term. These investments are reported at fair value, with unrealized gains and losses included in earnings. At December 31, 2009 and 2008, there were no investments classified as trading securities, other than investments held by the consolidated CLO described above.

Investments not classified as either held-to-maturity or trading are classified as available-for-sale securities. These investments are carried at fair value with unrealized holding gains and losses reported net of tax in accumulated other comprehensive income (“AOCI”), a separate component of shareholders’ equity, until realized. Realized gains and losses are reflected as a component of “Other Income/(Expense).” At December 31, 2009 and 2008, approximately $167 million and $106 million of investments, respectively, were classified as available-for-sale and consisted primarily of Company-sponsored products or portfolios that are not yet currently being marketed by the Company but may be offered to investors in the future. These marketable securities are carried at fair value, which is based on quoted market prices.

Realized gains and losses on the sale of investments are calculated based on the specific identification method and are recorded in “Other Income/Expense” on the accompanying consolidated statements of income.

The cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of available-for-sale securities by major security type at December 31, 2009 and 2008, are as follows:

(in 000s)

		Gross	Gross
		Unrealized	Unrealized
	Cost	Holding Gains	Holding Losses	Fair Value

At December 31, 2009
Equity Separately Managed Accounts (“SMAs”)	$32,280	$6,776	$(97)	$38,959
Fixed Income SMAs	1,488	158	-	1,646
Equity Funds	63,127	14,523	-	77,650
Symphony Collateralized Loan/Debt Obligations	3,786	4,858	(810)	7,834
Fixed Income Funds	28,405	2,293	(16)	30,682
Auction Rate Preferred Stock	12,350	-	(2,470)	9,880
Other	58	-	-	58

	$141,494	$28,608	$(3,393)	$166,709

At December 31, 2008
Equity Separately Managed Accounts	$26,456	$-	$-	$26,456
Fixed Income Separately Managed Accounts	4,132	5	-	4,137
Equity Funds	27,999	332	-	28,331
Symphony Collateralized Loan/Debt Obligations	3,786	-	(1,650)	2,136
Fixed Income Funds	30,721	-	-	30,721
Auction Rate Preferred Stock	14,025	-	-	14,025
Other	72	-	-	72

	$107,191	$337	$(1,650)	$105,878

The Company periodically evaluates its investments for other-than-temporary declines in value. Other-than-temporary declines in value may exist when the fair value of an investment security has been below the carrying value for an extended period of time. Due to the steep global economic decline in 2008, the Company recorded a realized loss totaling $38.3 million at December 31, 2008 for other-than-temporary impairment on available-for-sale securities that were not expected to recover in the near term. This charge is included in “Other Income/(Expense)” on the Company’s consolidated statement of income for the year ended December 31, 2008.

The following table presents information about the Company’s investments with unrealized losses at December 31, 2009 and 2008 (in 000s):

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2009	Value	Losses	Value	Losses	Value	Losses

Fixed Income Funds	$107	$(15)	$--	$--	$107	$(15)
Symphony Collateralized Loan/Debt Obligations	--	--	1,140	(810)	1,140	(810)
Equity Funds	--	--	--	--	--	--
Equity SMAs	4,568	(97)	--	--	4,568	(97)
Fixed Income SMAs	--	--	-	--	--	--
Auction Rate Preferred Stock	9,880	(2,470)	--	--	9,880	(2,470)
December 31, 2008
Symphony Collateralized Loan/Debt Obligations	$300	$(1,650)	$--	$--	$300	$(1,650)

Of the approximately $554 million in total investments at December 31, 2009, approximately $381 million relates to underlying investments in funds that the Company is required to consolidate, $117 million relates to equity-based funds and accounts, $32 million relates to fixed-income funds or accounts, $10 million relates to auction rate preferred securities issued by unaffiliated third-parties, $8 million relates to Symphony Collateralized Loan & Debt Obligations, and $6 million relates to private investment funds. At December 31, 2008, of the approximately $347 million in total investments on the Company’s consolidated balance sheet, approximately $241 million relates to underlying investments in funds that the Company is required to consolidate, $55 million to equity-based funds and accounts, $35 million to fixed-income funds or accounts, $2 million relates to Symphony Collateralized Loan & Debt Obligations, and $14 million to auction rate preferred securities issued by unaffiliated third-parties.

Revenue Recognition

Investment advisory fees from assets under management are recognized ratably over the period that assets are under management. Performance fees are recognized only at the performance measurement dates contained in the individual account management agreements and are dependent upon performance of the account exceeding agreed-upon benchmarks over the relevant period. Some of the Company’s investment management agreements provide that, to the extent certain enumerated expenses exceed a specified percentage of a fund’s or a portfolio’s average net assets for a given year, the advisor will absorb such expenses through a reduction in management fees. Investment advisory fees are recorded net of any such expense reductions. Investment advisory fees are also recorded net of any sub-advisory fees paid by the Company, based on the terms of those arrangements.

Expensing Stock Options

The Predecessor expensed the cost of stock options in accordance with the fair value recognition provisions of the FASB Topic 718. Under the fair value recognition provisions of FASB Topic 718, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the lesser of the options’ vesting period or the related employee service period. A Black-Scholes option-pricing model was used to determine the fair value of each award at the time of the grant.

Accumulated Other Comprehensive Income/(Loss)

The Company’s accumulated other comprehensive income/(loss) (“AOCI”), which is a separate component of equity, consists of: (1) changes in unrealized gains and losses on certain investment securities classified as available-for-sale (recorded net of tax); (2) reclassification adjustments for realized gains/(losses) on those investment securities classified as available-for-sale; (3) activity related to cash flow hedges; (4) activity related to the Company’s qualified pension and post-retirement plans (recorded net of tax); and (5) foreign currency translation adjustments. Each of these items is described below.

During 2009, the Company recorded a net gain of approximately $18.5 million (net of tax) in AOCI related to unrealized gains on investment securities classified as available-for-sale. Certain available-for-sale securities were liquidated during 2009 that resulted in a realized gain of $1.6 million that was reclassified out of unrealized gains/losses in AOCI and, instead, reflected in realized gains included in “Other Income/(Expense)” on the Company’s consolidated statement of income.

During 2008, the Company recorded a net loss of approximately $24.5 million (net of tax) in AOCI related to unrealized losses on investment securities classified as available-for-sale. Certain available-for-sale securities were liquidated during 2008 that resulted in a realized loss of $7.3 million. Also during 2008, the Company realized a loss of approximately $19.3 million (net of tax) for other-than-temporarily-impaired investments. As a result of the liquidations and charge-off for other-than-temporarily impaired investments, approximately $26.6 million of losses were reclassified out of unrealized loss included in AOCI and, instead, reflected in realized losses included in “Other Income/(Expense)” on the Company’s consolidated statement of income.

For the period from November 14, 2007 to December 31, 2007, the Company recorded a net loss of approximately $3.3 million (net of tax) in AOCI related to unrealized losses on investment securities classified as available-for-sale. During this time, certain available-for-sale securities were liquidated that resulted in a realized loss of $0.3 million. This $0.3 million loss was reclassified out of unrealized loss included in AOCI and, instead, reflected in realized losses included in “Other Income/(Expense)” on the Company’s consolidated statement of income for the period from November 14, 2007 to December 31, 2007.

At November 13, 2007, a $2.2 million net unrealized gain on investments (net of tax) that had been included in AOCI was written off during the purchase accounting for the MDP Transactions in order to write investments up/down to fair value.

For the period from January 1, 2007 to November 13, 2007, the Company recorded a net gain of approximately $1.0 million (net of tax) in AOCI related to unrealized losses on investment securities classified as available-for-sale. During this time, certain available-for-sale securities were liquidated that resulted in a realized gain of $1.4 million. This $1.4 million gain was reclassified out of unrealized loss included in AOCI and, instead, reflected in realized losses included in “Other Income/(Expense)” on the Company’s consolidated statement of income for the period from January 1, 2007 to November 13, 2007.

The related cumulative tax effects of the changes in unrealized gains and losses on those investment securities classified as available-for-sale were: deferred tax liabilities of $9.9 million for 2009, and deferred tax benefits of $1.3 million for 2008, $1.9 million for the period November 14, 2007 to December 31, 2007, and $0.1 million for the period from January 1, 2007 to November 13, 2007.

The next source of activity in AOCI relates to cash flow hedges. During 2005, the Predecessor entered into cash flow hedges for its Senior Term Notes (refer to Note 7, “Debt,” and Note 9, “Derivative Financial Instruments,” for additional information). The Company terminated these cash flow hedges in 2005 and deferred a $1.6 million gain in AOCI during 2005. This deferred gain was being reclassified into current earnings commensurate with the recognition of interest expense on the Senior Term Notes. For the period January 1, 2007 to November 13, 2007, the amortization of this gain approximated $0.1 million. At November 13, 2007, the $1.1 million in remaining unamortized deferred gain in AOCI was written off in purchase accounting for the MDP Transactions. There were no other cash flow hedges impacting AOCI for any other period presented in the accompanying consolidated financial statements.

The next source of activity in AOCI relates to the Company’s pension and post-retirement plans. Under Codification, companies are required to recognize in AOCI (net of tax) gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. Amounts recorded in AOCI are actuarially determined and are adjusted as they are subsequently recognized as components of net periodic benefit cost. For the period from January 1, 2007 to November 13, 2007, the Company recorded a net loss of $0.5 million in AOCI for its pension and post-retirement plans. At November 13, 2007 and as a result of applying purchase accounting for the MDP Transactions, the Company wrote off the net unamortized deferred loss of $5.0 million remaining in AOCI as of November 13, 2007 related to its pension and post-retirement plans. After a revaluation of pension and post-retirement liabilities in connection with purchase accounting for the MDP Transactions, the Company recorded a deferred gain (net of tax) of approximately $5.8 million as of December 31, 2007 in AOCI. For the year ended December 31, 2008, the Company recorded a deferred loss (net of tax) of $9.1 million in AOCI related to its pension and post-retirement plans. For the year ended December 31, 2009, the Company recorded a deferred loss (net of tax) of $2.9 million in AOCI related to its pension and post-retirement plans.

The last component of the Company’s AOCI relates to foreign currency translation adjustments. For the period from January 1, 2007 to November 13, 2007, the Company recorded approximately $19 thousand in foreign currency translation gains to AOCI. At November 13, 2007 and in connection with the application of purchase accounting for MDP Transactions, the Company wrote off foreign currency translation gains of $21 thousand. For the period from November 14, 2007 to December 31, 2007, the Company recorded approximately $8 thousand in foreign currency translation gains to AOCI. For the year ended December 31, 2008, the Company recorded $47 thousand in foreign currency translation losses to AOCI. For the year ended December 31, 2009, the Company recorded $4 thousand in foreign currency translation gains to AOCI.

The following table presents accumulated other comprehensive income/(loss) as of December 31, 2009 and 2008 as presented on the accompanying consolidated balance sheets:

(in 000s)	12/31/09	12/31/08

Unrealized gains/(losses) on available-for-sale securities, net of tax	$16,101	$(827)
Funded status of retirement plans, net of tax	(6,269)	(3,334)
Foreign currency translation adjustment	(34)	(39)

Accumulated Other Comprehensive Income/(Loss)	$9,798	$(4,200)

The Company’s total comprehensive income/(loss) was approximately ($87.4 million) for 2009, ($1,772.5 million) for 2008, $101.9 million for the period from January 1, 2007 to November 13, 2007, and ($27.7 million) for the period from November 14, 2007 to December 31, 2007.

Goodwill

Codification requires that goodwill and intangible assets with indefinite useful lives not be amortized, but instead that they be tested for impairment at least annually using a two-step process (the “annual goodwill impairment test”). Intangible assets are amortized over their useful lives.

The Predecessor utilized May 31 as its measurement date for the annual goodwill impairment test. The Successor chose December 31 as its measurement date for the annual goodwill impairment test. For the Predecessor, neither the initial goodwill impairment test (as of January 1, 2002), nor any of the subsequent, ongoing annual goodwill impairment tests as of May 31 indicated any impairment of goodwill.

However, as a result of the steep global economic decline in 2008, the Successor identified approximately $1.1 billion of impairment on goodwill and $0.9 billion of impairment on indefinite-lived intangible assets as of December 31, 2008. The amount of the impairment was determined by the Company following the Company’s annual goodwill impairment test and included the assistance of certain valuation work performed by a nationally recognized independent consulting firm. This non-cash impairment charge is reflected on the Company’s December 31, 2008 consolidated balance sheet as well as in “Goodwill impairment” and “Intangible asset impairment” on the Company’s consolidated statement of income for the year ended December 31, 2008.

The results of the Company’s annual goodwill impairment test as of December 31, 2009 did not indicate any impairment of goodwill and/or intangible assets with indefinite useful lives.

For purposes of the goodwill impairment test only, the Company utilized four reporting units: corporate, managed accounts, mutual funds, and closed-end funds. These reporting units are one level below the Company’s operating segment and were determined based on how the Company manages its business, including internal reporting structure and management accountability. While the Company maintains and reports sales, net flows, assets under management, revenue and performance by product group (e.g., managed accounts, mutual funds, closed-end funds), it does not manage expenses by product group. Due to the Company’s centralized structure, the Company does not have discrete financial information by product line. Allocations of costs were made to the four reporting units for purposes of the impairment test using various estimates and assumptions.

For the valuation methodology used in annual goodwill impairment tests, the Company employed both an income approach (discounted cash flow method) as well as a market approach (guideline company method) in determining the fair value of certain reporting units as of the valuation date. For indefinite-lived intangibles, the Excess Earnings approach was utilized to value certain investment management contracts and the Relief from Royalty approach was utilized to value the Tradename as part of the goodwill impairment test valuation.

Each of the approaches were considered for appropriateness to the Company’s business. Management of the Company believes that, for companies providing a product or service, the Income Approach and Market Approach would generally provide the most reliable indications of value, because the value of such firms is more dependent on their ability to generate earnings than on the value of the assets used in the production process. Therefore, for purposes of analyzing the implied fair values of the Company’s reporting units, the Income Approach and Market Approach were applied. Specifically, the Income Approach incorporated the use of the Discounted Cash Flow Method and the Market Approach incorporated the use of the Guideline Company Method. The fair values were determined as follows:

Reporting Unit	Approach to Value	Valuation Method	Weighting

Corporate	Income Approach	Discounted Cash Flow	100%
Managed Accounts	Income Approach	Discounted Cash Flow	50%
	Market Approach	Guideline Company	50%
Mutual Funds	Income Approach	Discounted Cash Flow	50%
	Market Approach	Guideline Company	50%
Closed-End Funds	Income Approach	Discounted Cash Flow	50%
	Market Approach	Guideline Company	50%

Significant forecast assumptions used in the Income Approach include: revenue growth rate; gross profit; operating expenses as a percent of revenue; earnings before interest, taxes, depreciation and amortization (“EBITDA”); capital expenditures; and debt-free net working capital. Significant assumptions used in the Market Approach include a control premium and multiples of indicated value to EBITDA. Assumptions inherent in EBITDA estimates include assumptions about: operational risk, growth expectations, and profitability.

The Company’s annual goodwill impairment tests involve the use of estimates. Estimates are used in assigning assets and liabilities to reporting units, assigning goodwill to reporting units and determining the fair value of reporting units. While the Company believes that its testing was appropriate, the use of different assumptions may have resulted in recognizing a different amount of goodwill impairment.

Codification requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Examples of such events or circumstances include:

a)	a significant adverse change in legal factors or in the business climate;

b)	an adverse action or assessment by a regulator;

c)	unanticipated competition;

d)	a loss of key personnel;

e)	a more-likely-than-not expectation that a reporting unit or significant portion of a reporting unit will be sold or otherwise disposed of; and

f)	the testing for recoverability under FASB ASC 360-10, “Long Lived Assets,” of a significant asset group within a reporting unit.

Prior to the MDP Transactions, the Predecessor had goodwill arising from various acquisitions and repurchases of minority interests. At November 13, 2007, goodwill from the Predecessor was written-off as a result of purchase accounting for the MDP Transactions.

The following table presents a reconciliation of activity in goodwill from December 31, 2007 to December 31, 2009, as presented on the Company’s consolidated balance sheets:

(in 000s)

Balance at December 31, 2007	$3,376,841
Repurchase of noncontrolling interests	59,965
True-ups of MDP Transactions goodwill	(121,625)
Winslow acquisition (see Note 10)	10,258
Goodwill impairment	(1,088,914)

Balance at December 31, 2008	$2,236,525

Winslow: working capital adjustment	134
HydePark contingent payment related to acquisition	2,692

Balance at December 31, 2009	$2,239,351

At December 31, 2009 and 2008, the Company’s accumulated goodwill impairment losses total $1.1 billion.

During 2009, the Company paid approximately $2.7 million of contingent consideration to the former owners of HydePark for meeting certain previously agree-upon targets at the date of acquisition. The $2.7 million of contingent consideration is considered additional purchase price and has been recorded as goodwill.

Also during 2009, the Company, with the assistance of a nationally recognized independent consulting firm, finalized the valuation and purchase price allocation of the Winslow acquisition. This final valuation resulted in the Company recognizing three intangible assets for the Winslow Capital acquisition: $2.1 million for the Winslow Capital trade name, $22.8 million for the New York Life Insurance Management (“NYLIM”) customer relationship, and $38.3 million for other Winslow customer relationships. As a result of recognizing these three intangible assets for the Winslow Capital acquisition, the Company recorded a $63.2 million reclassification from goodwill to intangible assets arising from the Winslow Capital acquisition. In accordance with FASB ASC 805, this $63.2 million reclassification from goodwill to intangible assets has been retroactively restated on the Company’s December 31, 2008 consolidated balance sheet.

Intangible Assets

For the Predecessor, intangible assets consisted primarily of the estimated value of customer relationships resulting from the Symphony, NWQ, Santa Barbara and HydePark acquisitions. The Predecessor did not have any intangible assets with indefinite lives. The Predecessor amortized intangible assets over their estimated useful lives. The approximate useful lives of the Predecessor’s intangible assets were as follows: Symphony customer relationships – 19 years; Symphony internally developed software – 5 years; NWQ customer relationships – 9 years; Santa Barbara customer relationships – 9 years; and Santa Barbara Trademark/Tradename – 9 years.

As a result of the MDP Transactions, the remaining unamortized value of intangible assets from the Predecessor period was written-off in purchase accounting. The Successor then recorded new intangible assets arising from the MDP Transactions. Independent third-party appraisers were engaged to assist management and perform a valuation of certain tangible and intangible assets acquired and liabilities assumed. The Successor recorded purchase accounting adjustments to establish intangible assets for trade names, investment contracts and customer relationships. Of the new intangible assets recorded as a result of the MDP Transactions, only one intangible asset is amortizable – the $972.6 million (per the final valuation; $972.0 million per the initial valuation) intangible asset recorded for customer relationships – managed accounts (“MA”). The other three intangible assets recorded as a result of the MDP Transactions, trade names, investment contracts – closed end funds (“CEF”), and investment contracts – mutual funds (“MF”), are indefinite-lived.

As mentioned in the “Goodwill” section, above, during the Company’s annual goodwill impairment test as of December 31, 2008 and as a result of the steep global economic decline in 2008, the Company recorded approximately $0.9 billion of non-cash impairment on indefinite-lived intangible assets as of December 31, 2008.

This amount is reflected in “Intangible asset impairment” on the Company’s consolidated statement of income for the year ended December 31, 2008.

In making a determination of the implied fair value for the Company’s indefinite-lived intangible assets, the following valuation methodologies were considered: the Income Approach; the Multi-Period Excess Earnings Method; the Relief from Royalty Method; and the Cost Approach. Management of the Company and the valuation consultants from a nationally recognized independent consulting firm believe that Trade Names are most appropriately valued utilizing the Income Approach. As a result, management of the Company decided to use the Relief from Royalty Method, a form of the Income Approach. The Relief from Royalty Method capitalizes the cost savings associated with owning, rather than licensing, Trade Names. Significant assumptions utilized in valuing the Company’s indefinite-lived intangible assets with the Relief from Royalty Method include: revenue; royalty rate; useful life; income tax expense; discount rate; and the tax benefit of amortization expense.

The following table presents a reconciliation of activity in Intangible Assets from December 31, 2007 to December 31, 2009, as presented on the Company’s consolidated balance sheets:

(in 000s)

Balance at December 31, 2007	$4,079,700
True-ups from the final valuation for new intangible assets arising from the MDP Transactions:
Investment contracts – CEF	800
Investment contracts – MF	600
Customer relationships – MA	600

Amortization of:
Nuveen customer relationships – MA	(64,845)
Intangible asset impairment	(885,500)
Winslow acquisition	63,200

Balance at December 31, 2008	$3,194,555

Amortization of:
Nuveen customer relationships – MA	(64,840)
Winslow trade name	(107)
Winslow NYLIM customer relationship	(1,782)
Winslow other customer relationships	(3,538)

Balance at December 31, 2009	$3,124,288

As mentioned in the “Goodwill” section, above, during 2009, the Company finalized the purchase price allocation for the Winslow acquisition during 2009. The finalization of this purchase price allocation resulted in the recognition of $63.2 million of identifiable intangible assets. In accordance with Codification, this $63.2 million reclassification from goodwill to intangible assets has been retroactively restated on the Company’s December 31, 2008 consolidated balance sheet.

At December 31, 2009 and 2008, the Company’s accumulated intangible asset impairment losses totaled $885.5 million.

The following table reflects the gross carrying amounts and the accumulated amortization amounts for the Company’s intangible assets as of December 31, 2009 and 2008:

	As of December 31, 2009		As of December 31, 2008
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
(in 000s)	Amount	Amortization	Amount	Amortization

Nuveen trade names	$184,900	$-	$184,900	$-
Nuveen investment contracts – CEF	1,277,900	-	1,277,900	-
Nuveen investment contracts – MF	768,900	-	768,900	-
Nuveen customer relationships – MA	972,600	137,785	972,600	72,945
Winslow trade name	2,100	107	2,100	-
Winslow NYLIM customer relationship	22,800	1,782	22,800	-
Winslow other customer relationships	38,300	3,538	38,300	-

Total	$3,267,500	$143,212	$3,267,500	$72,945

Of the four Nuveen intangible assets presented above, only one is amortizable: Nuveen customer relationships – managed accounts (MA), which has an estimated useful life of 15 years. The remaining Nuveen intangible assets presented above are indefinite-lived.

Management of the Company has determined that the estimated useful lives of the Winslow intangible assets are 20 years for the Winslow Capital trade name, 13 years for the Winslow Capital NYLIM customer relationship, and 11 years for all other Winslow Capital customer relationships. For the year ended December 31, 2009, the Company recorded $5.4 million of amortization for the Winslow Capital intangible assets.

For the year ended December 31, 2009, the Company recorded $70.3 million of amortization expense. For the year ended December 31, 2008 and the period from November 14, 2007 to December 31, 2007, the Successor’s amortization expense relating to the Successor’s one amortizable intangible asset, Nuveen customer relationships – MA, was $64.8 million and $8.1 million, respectively.

For the period from January 1, 2007 to November 13, 2007, the aggregate amortization expense relating to the Predecessor’s amortizable intangible assets was approximately $7.1 million.

The estimated aggregate amortization expense for each of the next five years for all intangible assets is approximately $70.2 million annually.

Other Receivables and Other Liabilities

Included in other receivables and other liabilities (short-term and long-term) are receivables from and payables to broker-dealers and customers, primarily in conjunction with unsettled trades, as well as receivables for investments sold and payables for investments purchased related to funds that the Company is required to consolidate (refer to Note 12, “Consolidated Funds,” for additional information). Also included in other receivables is an insurance recoverable, as well as various deposits. Other liabilities include amounts accrued for the Company’s pension and post-retirement plans (refer to Note 13, “Retirement Plans” for additional information.)

At December 31, 2009 and December 31, 2008, receivables due from broker-dealers were approximately $0.3 million and $0.2 million, respectively. At December 31, 2009, there were approximately $0.1 million of payables due to broker-dealers. At December 31, 2008, there were no payables due to broker-dealers. Receivables for investments sold related to the consolidated CLO (Symphony CLO V) were approximately $10.6 million and $2.7 million at December 31, 2009 and 2008, respectively. Payables for investments purchased related to the consolidated CLO were approximately $23.4 million and $10.2 million at December 31, 2009 and 2008, respectively. Included in other receivables at December 31, 2009 and 2008 was approximately $10.1 million of a claim recoverable related to an erroneous payment by a custodian. At December 31, 2009 and 2008, the Company has approximately $6.5 million and $6.1 million, respectively, of deposits included in other receivables on its consolidated balance sheets. For the Company’s pension and post-retirement plans, the Company has accrued approximately $22.8 million and $22.9 million, respectively, in other liabilities on the Company’s consolidated balance sheets as of December 31, 2009 and 2008.

Other Assets

Other assets on the accompanying consolidated balance sheets consist mainly of prepaid assets and sales charges / fees advanced. Included in prepaid assets are approximately $12.8 million and $8.6 million in prepaid retention payments as of December 31, 2009 and 2008, respectively. Also included in other assets at December 31, 2009 and 2008 are approximately $5.9 million and $3.8 million, respectively, in commissions advanced by the Company on sales of certain mutual fund shares. Advanced sales commission costs are being amortized over the lesser of the Securities and Exchange Commission Rule 12b-1 revenue stream period (one to eight years) or the period during which the shares of the fund upon which the commissions were paid remain outstanding (during 2009, one to three years). Also included in “Other Assets” at December 31, 2009 and 2008, are approximately $3.3 million and $4.0 million, respectively, of deferred issuance costs from the CLO which the Company is required to consolidate (refer to Note 12, “Consolidated Funds,” for additional information).

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

Other Income/(Expense)

Other income/(expense) includes realized and unrealized gains and losses on investments and miscellaneous income/(expense), including gain or loss on the disposal of property.

The following is a summary of Other Income/(Expense) for the years ended December 31, 2009 and 2008 (Successor), the period from November 14, 2007 to December 31, 2007 (Successor), and the period from January 1, 2007 to November 13, 2007 (Predecessor):

			11/14/07 -	1/1/07 -
(in 000s)	12/31/09	12/31/08	12/31/07	11/13/07

For the year/Period Ended
Gains/(losses) on investments	$130,749	$(199,720)	$(33,110)	$3,942
Gains/(losses) on fixed assets	(6,248)	(319)	-	(101)
Other-than-temporary impairment loss	-	(38,315)	-	-
Miscellaneous income/(expense)	(4,994)	3,260	(5,471)	(53,565)

Total	$119,507	$(235,094)	$(38,581)	$(49,724)

Total other income for 2009 is $119.5 million. The majority of this balance relates to realized and unrealized gains/(losses) from the CLO which the Company is required to consolidate (refer to Note 12, “Consolidated Funds,” for additional information). Included in the $130.7 million of gains/(losses) on investments for 2009 are $134.3 million in unrealized gains and $23.2 million of realized losses on the consolidated CLO. Also included in gains/(losses) on investments are $15.6 million of non-cash unrealized mark-to-market losses on derivative transactions entered into as a result of the MDP Transactions (refer to Note 9, “Derivative Financial Instruments,”

for additional information). The Company also recorded approximately $1.9 million in miscellaneous expense as a result of consolidation of the CLO.

Total other expense for 2008 is $235.1 million. Approximately $38.3 million of this loss is for other-than-temporary impairment on available-for-sale investments. Of the $38.3 million impairment charge taken on investments for the year ended December 31, 2008, $8.8 million of that charge relates to the Company’s investment in the equity of the CDO discussed in “Investments,” above, and is due to underlying credit losses of the CDO. The remaining $29.5 million of impairment relates to various other investments, mainly mutual funds and equity securities, whose market value was below cost for a considerable period of time with no clear indication at December 31, 2008 of any future reversals. The market values for these investments were based on unadjusted quoted market prices. Included in gains/(losses) on investments is $46.8 million of non-cash unrealized mark-to-market losses on derivative transactions entered into as a result of the MDP Transactions (refer to Note 9, “Derivative Financial Instruments,” for additional information). Also included in gains/(losses) on investments is $148.8 million in non-cash losses on the consolidated CLO (refer to Note 12, “Consolidated Funds” for additional information). In addition, the Company recorded approximately $2.2 million in miscellaneous expense as a result of the consolidation of the CLO.

Total other expense for the period from November 14, 2007 to December 31, 2007 was $38.6 million, which is primarily due to the mark-to-market on the new debt derivatives (refer to Note 9, “Derivative Financial Instruments,” for additional information). Also included in other income/(expense) for the period from November 14, 2007 to December 31, 2007 are $3.4 million of MDP Transactions related expenses.

Total other expense for the period from January 1, 2007 to November 13, 2007 was $49.7 million. Included in the $49.7 million is $47.7 million of MDP Transactions related expenses and $6.2 million for a trailer fee payment (refer to Note 16, “Trailer Fees,” for additional information).

Net Interest Expense

The following is a summary of Net Interest Expense for the years ended December 31, 2008 and 2009 (Successor), the period from January 1, 2007 to November 13, 2007 (Predecessor), the period from November 14, 2007 to December 31, 2007 (Successor):

			11/14/07 -	1/14/07 -
(in 000s)	12/31/09	12/31/08	12/31/07	12/31/07

For the year/Period Ended
Dividends and Interest Income	$ 39,496	$ 41,172	$ 4,590	$ 11,402
Interest Expense	(320,080)	(306,616)	(41,520)	(30,393)

Total	$(280,584)	$(265,444)	$(36,930)	$(18,991)

Interest expense increased substantially in 2008 due to the significant increase in outstanding debt from the MDP Transactions. Interest expense further increased in 2009 due to the second-lien financing completed in 2009 (see Note 7, “Debt” for additional information). Included in the results presented in the table, above, is $26.1 million, $9.5 million, and $0.9 million of net interest revenue for the years ended December 31, 2009 and 2008, and the period from November 14, 2007 to December 31, 2007, respectively, related to the consolidated CLO (Symphony CLO V). These amounts are comprised of $34.2 million, $30.8 million, and $2.1 million of dividend and interest revenue, offset by $8.2 million, $21.3 million, and $1.2 million of interest expense for the years ended December 31, 2009 and 2008, and the period from November 14, 2007 to December 31, 2007, respectively.

Taxes

The Company and its subsidiaries file a consolidated federal income tax return. The Company provides for income taxes on a separate return basis. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and the tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are applicable to periods in which the differences are expected to affect taxable income. Valuation allowances may be established, when necessary, to reduce deferred tax assets to amounts expected to be realized. At December 31, 2009 and 2008, the Company had $17.2 million and $4.9 million, respectively, in valuation allowances related to state net operating loss carryforwards due to the uncertainty that the deferred tax assets will be realized. At December 31, 2009 and 2008, total gross deferred tax assets (after tax valuation allowances) were $191.9 million and $155.6 million, respectively. The increase in the valuation allowance during 2009 reflects the impact of the changes to estimated Illinois apportionment as well as an increase in future projected interest costs associated with the Company’s new debt issuance in July and August (refer to Note 7, “Debt”). In assessing the likelihood of realization of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. Based on projections for future taxable income and the reversal of future temporary timing differences over the periods for which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2009. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income and the reversal of future temporary timing differences during the carryforward period are reduced.

Supplemental Cash Flow Information

The Company paid $300.4 million in interest for the year ended December 31, 2009, $290.6 million for the year ended December 31, 2008, $43.6 million for the period from November 14, 2007 to December 31, 2007, and $34.3 million for the period from January 1, 2007 to November 13, 2007. This compares with interest expense reported in the Company’s consolidated statements of income of $320.1 million, $306.6 million, $41.5 million, and $30.4 million for the respective periods.

During the year ended December 31, 2009, the Company paid approximately $0.3 million for state and federal income taxes. For the year ended December 31, 2008, the Company paid approximately $6.4 million for state and federal income taxes. In addition, during 2008, the Company received approximately $208.6 million of tax refunds for federal returns, which included $68.3 million in federal tax overpayments for the period from January 1, 2007 to November 13, 2007 (Predecessor period) and $140.3 million for returns that were amended to claim loss carrybacks. During 2009, the Company also received approximately $7.9 million of tax refunds for state return overpayments. There were no federal or state income taxes paid for the period from November 14, 2007 to December 31, 2007. For the period from January 1, 2007 to November 13, 2007, the Company paid approximately $83.3 million in state and federal income taxes. State and federal income taxes paid include required payments on estimated taxable income and final payments of prior year taxes required to be paid upon filing the final federal and state tax returns.

3.	PURCHASE ACCOUNTING

The Transactions (discussed in Note 1, “Acquisition of the Company”) have been accounted for as a purchase in accordance with FASB ASC 805, “Business Combinations,” whereby the purchase price paid to effect the Transactions was allocated to record acquired assets and liabilities at fair value. The Transactions and the allocation of the purchase price have been recorded as of November 13, 2007. The purchase price was $5.8 billion.

Independent third-party appraisers were engaged to assist management and performed a valuation of certain tangible and intangible assets acquired and liabilities assumed. As of December 31, 2007, the Company has recorded purchase accounting adjustments to establish intangible assets for trade names, investment contracts and customer relationships and to revalue the Company’s pension plans, among other things.

Allocation of the purchase price for the acquisition of the Company is based on estimates of the fair value of net assets acquired. The purchase price paid by Holdings to acquire the Company and related preliminary purchase accounting adjustments were “pushed down” and recorded on Nuveen Investments and its subsidiaries’ financial statements and resulted in a new basis of accounting for the “Successor” period beginning on the day the acquisition was completed.

The purchase price has been allocated as follows (in thousands):

Cash consideration purchase price:
Paid to shareholders	$ 5,772,498
Transaction costs	77,051

5,849,549

Net assets acquired:
Cash and investments at fair value	427,302
Receivables	143,455
Property and equipment	42,873
Taxes receivable	205,560
Other assets	14,200
Resultant intangible assets recorded:
Trade names	273,800
Investment contracts	2,842,000
Customer relationships	972,000
Current liabilities assumed	(236,547)
Fair value of long-term debt	(545,223)
Other long-term obligations assumed	(103,199)
Minority interest	(59,551)
Tax impact of purchase accounting adjustments	(1,503,962)

Net assets acquired at fair value	2,472,708

Goodwill – MDP Transactions as of December 31, 2007	$ 3,376,841

Purchase accounting true-ups:
Final valuation: increase in intangibles	(2,000)
Other, primarily tax adjustments	(119,625)
Goodwill and intangibles impairment (refer to Note 2)	(1,088,914)

Goodwill – MDP Transactions as of December 31, 2008 and December 31, 2009	$ 2,166,302

Goodwill arising from the MDP Transactions is not deductible for tax purposes.

Total fees and expenses related to the MDP Transactions were approximately $176.6 million, consisting of approximately $53.4 million of indirect transaction costs which were expensed, $42.9 million of direct acquisition costs which were capitalized, and $80.3 million of deferred financing costs. Such fees include commitment, placement, financial advisory and other transaction fees as well as legal, accounting, and other professional fees. The direct costs are included in the purchase price and are a component of goodwill. Deferred financing costs are being amortized over their respective terms – 7 years for the $2.3 billion term loan facility and 8 years for the $785 million 10.5% senior term notes. All deferred financing costs are amortized using the effective interest method. See Note 7, “Debt,” for a complete description of the new debt.

4.	RESTRUCTURING CHARGES

During the fourth quarter of 2008, the Company reduced its workforce by approximately 10%. This action was the result of a cost cutting initiative designed to streamline operations, enhance competitiveness and better position the Company in the asset management marketplace. The Company recorded a pre-tax restructuring charge of approximately $54 million for the year ended December 31, 2008 for severance and associated outplacement costs.

5.	FAIR VALUE MEASUREMENTS

Under FASB ASC 820, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. FASB ASC 820 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions a market participant would use in pricing an asset or a liability.

FASB ASC 820 also establishes a fair value hierarchy that prioritizes information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data (for example, the reporting entity’s own data). FASB ASC 820 requires that fair value measurements be separately disclosed by level within the fair value hierarchy in order to distinguish between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). Specifically:

•	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

•	Level 2 – inputs to the valuation methodology other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, through corroboration with observable market data (market-corroborated inputs).

•	Level 3 – inputs to the valuation methodology that are unobservable inputs for the asset or liability – that is, inputs that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability (including assumptions about risk) developed based on the best information available in the circumstances.

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

The following table presents information about the Company’s fair value measurements at December 31, 2009 and 2008 (in 000s):

		Fair Value Measurements at December 31, 2009 Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
Description	December 31, 2009	(Level 1)	(Level 2)	(Level 3)

Assets
Available-for-sale securities	$166,709	$146,549	$2,419	$17,741
Underlying investments from consolidated vehicle	380,550	-	380,550	-
Other investments	6,433	-	6,332	101

Total	$553,692	$146,549	$389,301	$17,842

Liabilities
Derivative financial instruments	$(62,932)	-	-	$(62,932)

		Fair Value Measurements at December 31, 2008 Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable Inputs
Description	December 31, 2008	Assets (Level 1)	(Level 2)	(Level 3)

Assets
Available-for-sale securities	$105,878	$72,154	$14,796	$18,928
Underlying investments from consolidated vehicle	241,180	-	-	241,180
Other investments	304	25	-	279

Total	$347,362	$72,179	$14,796	$260,387

Liabilities
Derivative financial instruments	$(78,574)	$(52)	-	$(78,522)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
For the Year Ended December 31, 2009

		Underlying
		Investments in		Derivative
	Available-for-Sale	Consolidated	Other	Financial
	Securities	Vehicle	Investments	Instruments	Total

Beginning balance (as of January 1, 2009)	$18,992	$241,180	$215	$(78,522)	$181,865
Total gains or losses (realized/unrealized)	4,085	112,146	208	15,590	132,029
Included in earnings	171	112,146	208	15,590	128,115
Included in other comprehensive income	3,914	-	-	-	3,914
Purchases and sales	(1,675)	27,224	250	-	25,799
Transfers in and/or out of Level 3	(3,661)	(380,550)	(572)	-	(384,783)

Ending balance (as of December 31, 2009)	$17,741	-	$101	$(62,932)	$(45,090)

Unrealized gains/(losses) attributable to Level 3 assets held at December 31, 2009 approximates $3.3 million in net unrealized gains. Gains attributable to Level 3 derivative financial instruments held at December 31, 2009 approximates $15.6 million.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
For the Year Ended December 31, 2008

		Underlying
		Investments in		Derivative
	Available-for-Sale	Consolidated	Other	Financial
	Securities	Vehicle	Investments	Instruments	Total

Beginning balance (as of January 1, 2008)	$28,598	$337,529	$356	-	$366,483
Total gains or losses (realized/unrealized)	(11,006)	(148,826)	(120)	-	(159,952)
Included in earnings	(9,832)	(148,826)	(120)	-	(158,778)
Included in other comprehensive Income	(1,174)	-	-	-	(1,174)
Purchases and sales	1,650	52,477	(21)	-	54,106
Transfers in and/or out of Level 3	(314)	-	64	(78,522)	(78,772)

Ending balance (as of December 31, 2008)	$18,928	$241,180	$279	$(78,522)	$181,865

Available-for-Sale Securities

At December 31, 2009, approximately $146.5 million of the Company’s available-for-sale securities are classified as Level 1 financial instruments, as they are valued based on unadjusted quoted market prices. The majority of these investments are investments in the Company’s managed accounts and certain product portfolios (seed investments). Approximately $2.4 million of the Company’s available-for-sale investments are considered to be Level 2 financial instruments, as they are valued based on observable inputs.

As further discussed in Note 11, “Investments in Collateralized Loan and Debt Obligations,” the Company also has $7.8 million invested in collateralized debt obligation entities for which it acts as a collateral manager. This $7.8 million investment is included in “available-for-sale” securities and the Company considers these investments to be Level 3 financial instruments, as the valuations for these investments are based on cash flow estimates and the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability (including assumptions about risk), as developed based on the best information available in the circumstances. The Company also holds $12.4 million in auction rate preferred stock (“ARPS”) of an unaffiliated issuer, for which the Company recorded a 20% unrealized loss due to liquidity issues related to the failed auctions for all ARPS, and which the Company carries at $9.9 million on its consolidated balance sheet at December 31, 2009. As the auctions for ARPS began to fail on a widespread basis in early 2008, the Company considers these investments as Level 3 financial instruments, as there is currently no liquid market for these investments.

Underlying Investments from Consolidated Vehicle

As discussed in Note 12, “Consolidated Funds,” the Company is required to consolidate into its financial results certain funds, namely Symphony CLO V and a recently created product portfolio. The underlying investment securities in Symphony CLO V are predominantly syndicated loans whose fair values are obtained from pricing services. The Company does not normally make adjustments to these prices. Although the Company considered these investments to be Level 3 financial instruments in 2008, after reassessing the valuation techniques involved and improved market and liquidity conditions for these types of investments, the Company has reflected these underlying investments from Symphony CLO to be Level 2 financial instruments as of December 31, 2009. The underlying investments in the recently created product portfolio relates to an investment in a limited partnership for which one of the Company’s subsidiaries is an advisor. As the Company is the only investor in this fund, the Company is required to consolidate it into its financial results. The Company considers this limited partnership investment to be a Level 3 investment due to its illiquid nature and lack of market inputs.

Other Investments

The Company holds general partner interests in certain limited partnerships for which one of its subsidiaries is the advisor. In accordance with ASC 820, the Company considers these investments to be Level 3 financial instruments, and the fair value of these investments is based on net asset value, a practical expedient of estimated fair value.

Derivative Financial Instruments

As further discussed in Note 9, “Derivative Financial Instruments,” the Company uses derivative instruments to manage the economic impact of fluctuations in interest rates related to its long-term debt, and to mitigate the overall market risk for certain product portfolios.

Derivative Instruments Related to Long-Term Debt

Currently, the Company uses interest rate swaps to manage its interest rate risk related to its long-term debt. These are not designated in a formal hedge relationship under the provisions of Codification. The valuation of these derivative instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities.

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

To comply with the provisions of FASB ASC 820, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. At December 31, 2009 and 2008, these credit valuation adjustments approximate $6.2 million and $43.9 million, respectively.

Although the Company has determined that the majority of the inputs used to value its derivatives related to long-term debt fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with these derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As the credit valuation adjustments at December 31, 2009 and 2008 are significant to the overall valuation of these derivative positions, the Company has determined that its valuations for derivatives related to its long-term debt in their entirety should be classified in Level 3 of the fair value hierarchy.

Counterparty risk, otherwise known as default risk, is the risk that an organization will fail to perform on its obligations when due, either because of temporary liquidity issues or longer-term systemic issues. Although the Company is subject to counterparty risk with respect to our derivative instruments related to long-term debt, as of December 31, 2008, all of the Company’s derivative instruments related to long-term debt are in a negative position – meaning that the fair value of these open derivatives represents a net liability owed by the Company to various counterparties. The Company does not have any collateral posted on deposit with any of its counterparties for any of the derivative instruments related to long-term debt. The Company attempts to minimize counterparty risk on derivative instruments related to long-term debt by entering into derivative contracts with major banks and financial institutions with which the Company already has established relationships.

Derivative Instruments Related to Certain Product Portfolios

At December 31, 2008, the Company held futures contracts that had not been designated as hedging instruments under FASB Topic 815-10 (derivatives) in order to mitigate the overall market risk of certain product portfolios. The valuations for these futures contracts are directly received from the counterparty, the futures arm of a nationally recognized bank. The Company determined that the valuations for these derivatives were classified in Level 1 of the fair value hierarchy, as all valuations for these derivatives are quoted prices (unadjusted) in active markets for identical assets or liabilities. At December 31, 2009, the Company did not hold any such future contracts.

Fair Value of Financial Instruments

FASB ASC 825, “Financial Instruments,” requires the disclosure of the estimated fair value of financial instruments. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

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

A comparison of the fair values and carrying amounts of these instruments is as follows:

	2009		2008
(in 000s)	Carrying		Carrying
December 31,	Amount	Fair Value	Amount	Fair Value

Assets:
Cash and cash equivalents	$310,419	$310,419	$467,136	$467,136
Restricted cash	201,745	201,745	-	-
Mgmt and distrib. fees receivable	109,824	109,824	98,733	98,733
Other receivables	30,479	30,479	12,354	12,354
Underlying securities in consolidated funds	380,550	380,550	241,180	241,180
Available-for-sale securities	166,709	166,709	105,878	105,878
Other investments	6,433	6,433	304	304
Liabilities:
Term notes – short term and long term, excluding CLO V	$4,120,942	$3,691,912	$3,864,883	$1,346,099
Accounts payable	16,809	16,809	9,633	9,633
Open derivatives	62,932	62,932	78,574	78,574

6.	EQUITY-BASED COMPENSATION

Class A Units and Class B Units – Successor Entity

Effective as of the closing of the MDP Transactions, the prior stock option and restricted stock plans of the Predecessor were terminated and all stock option and restricted stock awards were paid out as described below. Various subsidiary equity opportunity programs (also described below) survived the MDP Transactions and the terms of these various programs remained unchanged.

In connection with the MDP Transactions, the Company entered into new equity arrangements with certain employees, including members of senior management of the Company (“Employee Participants”). The new equity consists of two classes of ownership interests in Holdings: Class A Units and Class B Units. The rights and obligations of Holdings and the holders of its Class A and Class B Units are generally set forth in Holdings’ limited liability company agreement, Holdings’ unitholders’ agreement and the individual Class A and Class B Unit purchase agreements entered into with the respective unitholders (the “equity agreements”).

Certain Employee Participants purchased 7,247,295 Class A Units (approximately 3% of Holdings’ Class A Units). The remaining Class A Units were purchased by MDP, affiliates of Merrill Lynch Global Private Equity and certain other co-investors in connection with the consummation of the Transactions. The purchase price paid by Employee Participants for the Class A Units was $10 per unit, the same as that paid by MDP in connection with MDP’s purchase of its Class A Units. The Class A Units are not subject to vesting.

Certain Employee Participants received Class B Units, which are profits interests that entitle the holders in the aggregate to fifteen percent of the appreciation in the value of the Company beyond the issue date. The Class B Units vest over five to seven years, or earlier in the case of a liquidity event. The Company engaged outside valuation experts to assist management in estimating the per-share fair value of the Class B Units for financial reporting purposes. Based on the valuation, the Class B Units issued were valued at $155.11 per share. The aggregate value of the Class B Units is being amortized over the vesting period and resulted in the recognition of $22.1 million, $27.2 million, and $3.4 million of non-cash compensation for the years ended December 31, 2009 and 2008 and the period from November 14, 2007 to December 31, 2007, respectively.

In addition to the Class A and B Units issued by Holdings, certain employees, including certain members of senior management, also received deferred and restricted Class A Units, which entitle the holders to the same economic benefit as the Class A Units. Between November 14, 2007 and December 31, 2007, a total of 3,043,450 of such units were received by employees with an estimated value of $10 per unit. Certain of these units vest over a 3, 4 or 5 year period. The Company recognized $5.2 million and $5.0 million in non-cash compensation related to the deferred and restricted A Units for the years ended December 31, 2009 and 2008, respectively; for the period from November 14, 2007 to December 31, 2007, the Company recorded $0.6 million in non-cash compensation related to the deferred and restricted A Units. At December 31, 2009 and 2008, the Company has approximately $10.7 million and $5.8 million, respectively, recorded for deferred and restricted Class A Units, which are reflected in “Additional Paid-In Capital” of the Equity section on the Company’s consolidated balance sheets.

Finally, in lieu of cash bonuses, certain employees, including certain members of senior management, accepted the right to receive Class A Units in the form of deferred Class A Units that, upon a break in the deferral (for example, separation with the Company), could either be settled, at the option of the Company, in cash or be converted into Class A Units. There is no vesting period for deferred Class A Units. At December 31, 2009 and 2008, the Company has approximately $6.7 million cumulatively, recorded in “Additional Paid-In Capital” of the Equity section on its consolidated balance sheets.

Subsidiary Equity Opportunity Programs – Predecessor and Successor

As part of the Predecessor’s various acquisitions, key management of certain acquired subsidiaries purchased non-controlling member interests. These various programs, which were not impacted by the MDP Transactions, are described in detail below.

NWQ

As part of the NWQ acquisition, key management purchased a non-controlling, member interest in NWQ Investment Management Company, LLC. This purchase allowed management to participate in profits of NWQ above specified levels beginning January 1, 2003. No expense was recorded on this program for the years ended December 31, 2008 and 2009. For the period January 1, 2007 to November 13, 2007, the Company recorded approximately $1.7 million of income attributable to noncontrolling interests, which reflects the portion of profits applicable to noncontrolling interests. For the period November 14, 2007 to December 31, 2007, the Company recorded $0.3 million of income attributable to noncontrolling interests.

Beginning in 2004 and continuing through 2008, the Company had the right to purchase the noncontrolling members’ respective interests in NWQ at fair value. The Company exercised this right in each of those years. As of March 31, 2008, the Company had repurchased all noncontrolling interests outstanding under this program.

Santa Barbara

As part of the Santa Barbara acquisition, an equity opportunity was put in place to allow key individuals to participate in Santa Barbara’s earnings growth over the subsequent six years (Class 2 Units, Class 5A Units, Class 5B Units, and Class 6 Units, collectively referred to as “Units”). The Class 2 Units were fully vested upon issuance. One third of the Class 5A Units vested on June 30, 2007, one third vested on June 30, 2008, and one third vested on June 30, 2009. One third of the Class 5B Units vested upon issuance, one third vested on June 30, 2007, and one third vested on June 30, 2009. The Class 6 Units vested on June 30, 2009.

The Company has recorded income attributable to noncontrolling interests related to this equity opportunity, which reflects the portion of profits applicable to the noncontrolling interests. For the years ended December 31, 2009 and 2008, the Company recorded approximately $38 thousand and $0.2 million, respectively, of income attributable to noncontrolling interests. For the period November 14, 2007 to December 31, 2007, the Company recorded $0.4 million of income attributable to noncontrolling interests. For the period January 1, 2007 to November 13, 2007, the Company recorded approximately $2.5 million of income attributable to noncontrolling interests.

The Units entitle the holders to receive a distribution of the cash flow from Santa Barbara’s business to the extent such cash flow exceeds certain thresholds. The distribution thresholds vary from year to year, reflecting Santa Barbara achieving certain profit levels. The profits interest distributions are also subject to a cap in each year. Beginning in 2008 and continuing through 2012, the Company has the right to acquire the Units of the non-controlling members. On February 15, 2008, the Company exercised its right to call the Class 2A Units and the Class 2B Units owned by Santa Barbara noncontrolling interests. Of the $30.0 million paid on March 31, 2008, approximately $12.3 million was recorded as goodwill.

Equity Opportunity Programs Implemented During 2006

During 2006, new equity opportunities were put in place covering NWQ, Tradewinds and Symphony. These programs allow key individuals of these businesses to participate in the growth of their respective businesses over the subsequent six years. Classes of interests were established at each subsidiary (collectively referred to as “Interests”). Certain of these Interests vested or will vest on June 30 of 2007, 2008, 2009, 2010 and 2011. For the years ended December 31, 2009 and 2008, the Company recorded approximately $1.6 million and $1.9 million, respectively, of income attributable to noncontrolling interests, which reflects the portion of profits applicable to the noncontrolling interests. For the period November 14, 2007 to December 31, 2007, the Company recorded $0.3 million of income attributable to noncontrolling interests. For the period January 1, 2007 to November 13, 2007, the Company recorded approximately $2.4 million of income attributable to noncontrolling interests.

The Interests entitle the holders to receive a distribution of the cash flow from their business to the extent such cash flow exceeds certain thresholds. The distribution thresholds increase from year to year and the distributions of the profits interests are also subject to a cap in each year. Beginning in 2008 and continuing through 2012, the Company has the right to acquire the Interests of the noncontrolling members. On February 15, 2008, the Company exercised its right to call various noncontrolling interests as it relates to these equity opportunity programs. Of the total $31.3 million paid on March 31, 2008, approximately $28.5 million was recorded as goodwill. During the first quarter of 2009, the Company exercised its right to call all the Class 8 interests for approximately $18.2 million. Of this amount, $12.6 million was recorded as a reduction to Nuveen Investments’ additional paid-in capital. (Refer to Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” the “Presentation of Minority Interests / Noncontrolling Interests” section for additional information regarding the reduction to additional paid-in capital.) Also, refer to Note 23, “Subsequent Events” for a description of another repurchase of noncontrolling interests during the first quarter of 2010.

Share-Based Compensation Plans – Predecessor

Prior to the completion of the MDP Transactions, the Predecessor granted stock options and restricted stock awards to key employees and directors under share-based compensation plans. The exercise price of the options was determined by the actual closing price of the Predecessor’s common stock as quoted by the New York Stock Exchange on the date of the grant. Compensation expense for restricted stock awards was measured at fair value on the date of the grant based on the number of shares granted and the quoted market price of the Predecessor’s common stock. Such value was recognized as expense over the vesting period of the award adjusted for actual forfeitures.

Under the terms of the Merger Agreement, each outstanding share of the Predecessor’s common stock was converted into a right to receive an amount in cash, without interest, of $65.00 (the “Merger Consideration”). In this regard, with respect to the Predecessor’s outstanding stock option grants and restricted stock awards, in accordance with the terms of the Merger Agreement, the Predecessor’s stock option and restricted stock equity plan documents and various actions taken by its Board of Directors:

•	all options outstanding immediately prior to the effective date of the MDP Transactions, whether or not then vested or exercisable, were cancelled as of the Effective Date, with each holder of an option receiving for each share of common stock subject to the option, an amount equal to the Merger Consideration less the per share exercise price of such option; and

•	all shares of restricted stock outstanding immediately prior to the Effective Date of the MDP Transactions vested and became free of restrictions as of the Effective Date and each such share of restricted stock was converted into a right to receive the Merger Consideration.

There were no share-based grants starting May 31, 2007 until November 13, 2007 (end of Predecessor period). The weighted-average grant-date fair value of options and restricted shares granted during the period January 1, 2007 to May 31, 2007 was $12.40 per share and $51.60 per share, respectively.

Stock Options – Predecessor

The Predecessor awarded certain employees options to purchase the Company’s common stock at exercise prices equal to or greater than the closing market price of the stock on the day the options were awarded. Options awarded pursuant to the 1996 Plan and the 2005 Plan were generally subject to three- and four-year cliff vesting and expired ten years from the award date.

The predecessor recorded approximately $27.2 million of stock option compensation expense for the period from January 1, 2007 to November 13, 2007. No stock option compensation expense was recorded for the period from November 14, 2007 to December 31, 2007 or the years ended December 31, 2008 and 2009, as the stock options were cancelled and paid out in connection with the MDP Transactions.

The options awarded during the period January 1, 2007 to November 13, 2007 had weighted-average fair values as of the time of the grant of $12.39 per share. There were no options awarded during the period from November 14, 2007 to December 31, 2007 or the years ended December 31, 2008 and 2009.

The fair value of stock option awards was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions for the period January 1, 2007 to November 13, 2007:

1/1/07 – 11/13/07

Dividend yield	2.10%

Expected volatility	23.00% to 24.40%

Risk-free interest rate	4.45% to 4.71%

Expected life	4.45 to 5.8 years

Share repurchases were utilized, among other things, to reduce the dilutive impact of our stock-based plans. Repurchased shares were converted to Treasury shares and used to satisfy stock option exercises, as needed. Share repurchase activity was dependent, among other things, on the availability of excess cash after meeting business and capital requirements.

Restricted Stock – Predecessor

At the date of the grant, the recipient of restricted stock awards had all the rights of a stockholder, including voting and dividend rights, subject to certain restrictions on transferability and a risk of forfeiture. Restricted stock grants typically vested over a period of either 3 years or 6 years beginning on the date of grant.

From January 1, 2007 to November 13, 2007, the Company awarded 353,420 shares of restricted stock with a weighted-average fair value of $51.60 to employees pursuant to the Company’s incentive compensation program. All awards were subject to restrictions on transferability, a risk of forfeiture, and certain other terms and conditions. The value of such awards was reported as compensation expense over the shorter of the period beginning on the date of grant and ending on the last vesting date, or the period in which the related employee services were rendered. Recorded compensation expense for restricted stock awards, including the amortization of prior year awards, was $39.4 million for the period from January 1, 2007 to November 13, 2007. The amount expensed for the period January 1, 2007 to November 13, 2007 is reflective of the acceleration of the then-remaining unamortized cost of restricted stock awards due to the MDP Transactions. As of December 31, 2007, there were no unrecognized compensation costs related to deferred and restricted stock awards, as these awards were all cancelled and recipients received merger consideration.

Long-Term Equity Performance Plan – Predecessor

In January 2005, the Predecessor granted long-term equity performance (“LTEP”) awards consisting of 269,300 restricted shares and 1,443,000 options to senior managers. These grants were to be awarded only if specified Company-wide performance criteria were met and were subject to additional time-based vesting if the performance criteria were met. As a result of the MDP Transactions, the vesting of all LTEP awards was accelerated and paid out. The total amount of expense that was accelerated for the LTEP awards during the period January 1, 2007 to November 13, 2007 was $5.2 million.

7.	DEBT

At December 31, 2009 and 2008, debt on the accompanying consolidated balance sheets was comprised of the following:

	2009	2008

Short-Term Obligations:
Senior Term Notes:
Senior term notes – 5% due 9/15/10	$198,745	$ -
Net unamortized discount	(86)	-
Net unamortized debt issuance costs	(242)	-

Total Short-Term Term Notes	$198,417	$ -

Long-Term Obligations:
Senior Term Notes:
Senior term notes – 5% due 9/15/10	$ -	$232,245
Net unamortized discount	-	(237)
Net unamortized debt issuance costs	-	(667)
Senior term notes – 5.5% due 9/15/15	300,000	300,000
Net unamortized discount	(959)	(1,098)
Net unamortized debt issuance costs	(1,506)	(1,725)

Term Loan Facility due 11/13/14	2,087,197	2,297,638
Net unamortized discount	(15,865)	(20,201)
Net unamortized debt issuance costs	(20,392)	(25,958)

Senior Unsecured 10.5% Notes due 11/15/15	785,000	785,000
Net unamortized debt issuance costs	(22,252)	(24,823)

Revolving Credit Facility due 11/13/13	250,000	250,000

Second Lien Debt 12.5% due 7/31/15	450,000	-
Net unamortized discount	(42,970)	-
Net unamortized debt issuance costs	(27,460)	-

Incremental Second Lien Debt due 7/31/15	50,000	-
Net unamortized discount	(3,338)	-
Net unamortized debt issuance costs	(1,041)	-

Symphony CLO V Notes Payable	378,540	378,540
Symphony CLO V Subordinated Notes	24,208	24,208

Total Long-Term Term Notes	$4,189,162	$4,192,922

Total Term Debt	$4,387,579	$4,192,922

Senior Secured Credit Agreement – Successor

As a result of the MDP Transactions, the Company has a new senior secured credit facility (the “Credit Facility”) consisting of a $2.3 billion term loan facility and a $250 million revolving credit facility. The Credit Facility contains customary financial covenants, including a financial covenant that requires the Company to maintain a maximum ratio of senior unsecured indebtedness to adjusted EBITDA (as such terms are defined in the Credit Facility); limitations on the incurrence of additional debt; and other limitations.

At December 31, 2009 and 2008, the Company had approximately $2.1 billion and $2.3 billion, respectively, outstanding under the term loan facility. At December 31, 2009 and 2008, the Company had $250 million outstanding under the revolving credit facility.

The Company received approximately $2.3 billion in net proceeds in 2007 from the term loan after discounts and underwriting commissions. The net proceeds from the term loan were used as part of the financing to consummate the MDP Transactions. During November 2008, the Company drew down on the $250 million revolving credit facility due to concerns over counterparty risk as a result of the severely deteriorating global credit market conditions. The $250 million in proceeds from the revolving credit facility are included in “Cash and cash equivalents” on the Company’s December 31, 2009 and 2008 consolidated balance sheets.

All borrowings under the Credit Facility bear interest at a rate per annum equal to LIBOR plus 3.0%. In addition to paying interest on outstanding principal under the Credit Facility, the Company is required to pay a commitment fee to the lenders in respect of any unutilized loan commitments at a rate of 0.3750% per annum. For the years ended December 31, 2009 and 2008, the unhedged weighted-average interest rate on the amount borrowed under the term loan facility was 3.50% and 6.14%, respectively. For the period from November 14, 2007 to December 31, 2007, the unhedged weighted-average interest rate on the amount borrowed under the term loan facility was 7.71%. As the term loan facility did not exist during the period from January 1, 2007 to November 13, 2007, the Company did not incur any interest expense associated with the term loan facility for that period.

For the years ended December 31, 2009 and 2008, the weighted-average interest rate on the $250 million borrowed under the revolving credit facility was 3.63% and 5.22%, respectively. As no amounts were borrowed under the revolving credit facility during 2007, the Company did not incur any interest expense associated with the revolving credit facility for the periods from January 1, 2007 to November 13, 2007, or November 14, 2007 to December 31, 2007.

All obligations under the Credit Facility are guaranteed by the Parent and each of our present and future, direct and indirect, wholly-owned material domestic subsidiaries (excluding subsidiaries that are broker-dealers). The obligations under the Credit Facility and these guarantees are secured, subject to permitted liens and other specified exceptions, (1) on a first-lien basis, by all the capital stock of Nuveen Investments and certain of its subsidiaries (excluding significant subsidiaries and limited, in the case of foreign subsidiaries, to 100% of the non-voting capital stock and 65% of the voting capital stock of the first tier foreign subsidiaries) directly held by Nuveen Investments or any guarantor and (2) on a first-lien basis by substantially all present and future assets of Nuveen Investments and each guarantor, except that the Additional Term Loans described below are secured by the same capital stock and assets on a second lien basis.

The term loan matures on November 13, 2014 and the revolving credit facility matures on November 13, 2013.

The Company was required to make quarterly payments under the term loan facility in the amount of approximately $5.8 million. The Company used a portion of the proceeds from a second lien financing in 2009 (the “Additional Term Loans” described below) to prepay these quarterly payments. All or any portion of the loans outstanding under the Credit Facility may be prepaid at par, except that the Additional Term Loans may only be voluntarily prepaid with specified premiums or fees prior to July 31, 2014.

At December 31, 2009 and 2008, the fair value of the term loan was approximately $1.8 billion and $0.9 billion, respectively. At December 31, 2009 and 2008, the fair value of the revolving credit facility was approximately $206.3 million and $101.9 million, respectively.

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

The Company escrowed part of the proceeds from the Additional Term Loans to retire the Company’s 5% senior unsecured notes due September 15, 2010. At the time of the Additional Term Loans, the Company escrowed approximately $222.7 million for the 5% senior unsecured notes due 2010. During the remainder of 2009, the Company repurchased / early retired a portion of the remaining 5% senior unsecured notes due 2010. Funds were released from the escrow to make those repurchases. At December 31, 2009, the amount remaining in the escrow account is approximately $201.7 million. The money in the escrow account is reflected in “Restricted Cash for Debt Retirement” on the Company’s accompanying consolidated balance sheet as of December 31, 2009.

As described in the section above, the Company used the remaining net proceeds, approximately $198.9 million, from the Additional Loans to prepay quarterly payments that were required under the term loan facility.

At December 31, 2009, the fair value of the $500 million Additional Term Loans was approximately $523.1 million. There were no Additional Term Loans at December 31, 2008.

Senior Unsecured Notes – Successor

Also in connection with the MDP Transactions, the Company issued $785 million of 10.5% senior unsecured notes (“10.5% senior notes”). The 10.5% senior notes mature on November 15, 2015 and pay a coupon of 10.5% of par value semi-annually on May 15 and November 15 of each year, commencing on May 15, 2008. The Company received approximately $758.9 million in net proceeds after underwriting commissions and structuring fees. The net proceeds were used as part of the financing to consummate the MDP Transactions.

At December 31, 2009 and 2008, the fair value of the $785 million 10.5% senior notes was approximately $716.3 million and $176.5 million, respectively.

Obligations under the notes are guaranteed by the Parent and each of our existing, subsequently acquired, and/or organized direct or indirect, domestic, restricted (as defined in the credit agreement) subsidiaries that guarantee the debt under the Credit Facility. These subsidiary guarantees are subordinated in right of payment to the guarantees of the Credit Facility.

Symphony CLO V – Successor

As more fully discussed in Note 12, “Consolidated Funds,” the Company is required to consolidate into its financial results a collateralized loan obligation, Symphony CLO V, in accordance with Codification. Although the Company does not hold any equity interest in this investment vehicle, because an affiliate of MDP is the majority equity holder, and MDP is a related party to the Company, the Company is required to consolidate Symphony CLO V into its consolidated financial statements. The $378.5 million of Notes Payable and $24.2 million of Subordinated Notes reflected in the Company’s consolidated balance sheets as of December 31, 2009 and 2008 are debt obligations of Symphony CLO V. All of this debt is collateralized by the assets of Symphony CLO V.

Senior Term Notes – Predecessor / Successor

On September 12, 2005, the Predecessor issued $550 million of senior unsecured notes, comprised of $250 million of 5% notes due September 15, 2010 and $300 million of 5.5% notes due September 15, 2015 (collectively, the “Predecessor senior term notes”), a portion of which remain outstanding at December 31, 2009 and 2008. The Company received approximately $544 million in net proceeds after discounts and other debt issuance costs. The Predecessor senior term notes due 2010 bear interest at an annual fixed rate of 5.0% payable semi-annually beginning March 15, 2006. The Predecessor senior term notes due 2015 bear interest at an annual fixed rate of 5.5% payable semi-annually also beginning March 15, 2006. The net proceeds from the Predecessor senior term notes were used to repay a portion of the outstanding debt under a then-existing bridge credit facility, borrowings which were made in connection with St. Paul Travelers’ sale of its ownership interest in the Predecessor. The costs related to the issuance of the Predecessor senior term notes were capitalized and being amortized to expense over their term.

At December 31, 2009, the fair value of the Predecessor senior term notes was approximately $196.7 million for the 5% senior notes due September 15, 2010 and $214.4 million for the 5.5% senior term notes due September 15, 2015. At December 31, 2008, the fair value of the Predecessor senior term notes was approximately $110.8 million for the 5% senior notes due September 15, 2010 and $46.4 million for the 5.5% senior term notes due September 15, 2015.

During the fourth quarter of 2008, the Company retired a portion of the 5% senior term notes due September 15, 2010. Of the total $8.4 million in total cash paid, approximately $0.2 million was for accrued interest, with the remaining amount for principal representing $17.8 million in par on the 5% of 2010. As a result, the Company recorded a $9.6 million gain on early extinguishment of debt. This gain is reflected in “Other Income/(Expense)” on the Company’s consolidated statement of income for the year ended December 31, 2008.

During 2009, the Company retired additional amounts of the 5% senior term notes due September 15, 2010. As of December 31, 2009, $26.4 million has been paid in cash and $3.0 million was accrued to be payable on January 4, 2010. Of the total $29.4 million in total cash paid/to be paid by January 4, 2010, approximately $0.3 million was for accrued interest, with the remaining $29.1 million for principal representing $33.5 million in par. The Company recorded a $4.4 million gain on early extinguishment of debt in connection with these repurchase transactions. This gain is reflected in “Other Income/(Expense)” on the Company’s consolidated statement of income for the year ended December 31, 2009. (See also Note 23, “Subsequent Events” for additional repurchases in early 2010).

8.	INCOME TAXES

The provision for income taxes on earnings for the three years ended December 31, 2009 is:

			1/1/07-	11/14/07-
(in 000s)	2009	2008	11/13/07	12/31/07

Current:
Federal	$277	$10,030	$75,697	$(50,302)
State	407	140	16,644	-

	$684	$10,170	$92,341	$(50,302)

Deferred:
Federal	$(51,509)	$(374,333)	$4,404	$35,918
State	10,692	(9,438)	467	(2,644)

	$(40,817)	$(383,771)	$4,871	$33,274

The provision for income taxes is different from that which would be computed by applying the statutory federal income tax rate to income before taxes. The principal reasons for these differences are as follows:

			1/1/07-	11/14/07-
	2009	2008	11/13/07	12/31/07

Federal statutory rate applied to income before taxes	35.0%	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	3.5	2.0	5.4	3.0
Valuation allowance on deferred tax assets	(8.7)	(0.1)	-	-
Goodwill and intangible asset impairment	-	(18.8)	-	-
Non-deductible expense, consisting primarily of one-time expenses related to the Transactions	(0.3)	-	8.6	(2.9)
Tax-exempt interest income, net of disallowed interest expense	-	-	(0.2)	-
Tax deficiency related to share based awards	(1.2)	-	-	-
Other, net	0.1	(0.6)	(0.2)	0.7

Effective tax rate	28.4%	17.5%	48.6%	35.8%

The tax effects of significant items that give rise to the net deferred tax liability recorded on the Company’s consolidated balance sheets are shown in the following table:

(in 000s)
December 31,	2009	2008

Gross deferred tax assets:
Deferred compensation	$16,282	$5,062
Net operating loss carryforwards, net of valuation allowances	56,713	26,321
Federal tax benefit of future state tax deductions	26,533	23,120
Unrealized losses on investments	28,232	43,551
Pension and post-retirement benefit plan costs	9,903	9,251
Equity based compensation	31,837	23,372
Accrued severance	4,118	8,046
Alternative minimum tax credit carryforward	8,549	5,704
Other, consisting primarily of deferred rent and charitable contribution limitations	9,758	11,197

Gross deferred tax assets	191,925	155,624

Gross deferred tax liabilities:
Deferred commissions and fund offering costs	(2,375)	(1,523)
Intangible assets	(1,155,363)	(1,175,441)
Goodwill amortization	(39,108)	(20,018)
Other, consisting primarily of internally developed software	(9,884)	(6,160)

Gross deferred tax liabilities	(1,206,730)	(1,203,142)

Net deferred tax liability	$(1,014,805)	$(1,047,518)

The future realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management believes it is more likely than not the Company will realize the benefits of these future tax deductions.

Not included in income tax expense for the period from January 1, 2007 to November 13, 2007 are income tax benefits of $210.6 million, attributable to the vesting of restricted stock and the exercise of stock options. Such amounts are reported on the consolidated balance sheet in additional paid-in capital and as a reduction of taxes receivable/payable. As of November 13, 2007, the effective date of the MDP Transactions, all outstanding shares of restricted stock vested and all outstanding options were cancelled. Consequently, no such tax benefits were recognized in the period from November 14, 2007 to December 31, 2007 or the years ended December 31, 2008 and 2009. As of December 31, 2007, 2008, and 2009, there were no tax benefits included in additional paid-in capital related to any share-based compensation plans.

At December 31, 2009, the Company had federal tax loss carryforward benefits of approximately $41.1 million that will expire between 2028 and 2029. At December 31, 2009, the Company also had state tax loss carryforward benefits of approximately $32.8 million that will expire between 2013 and 2029. For financial reporting purposes, a valuation allowance of approximately $17.2 million has been established due to the uncertainty that the assets will be realized. The Company believes that the remaining state tax loss carryforwards of approximately $15.6 million will be utilized prior to expiration.

9.	DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses derivative financial instruments to manage the economic impact of fluctuations in interest rates related to its long-term debt and to mitigate the overall market risk for certain recently created product portfolios.

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

At December 31, 2009 and 2008, the Company did not hold any derivatives designated in a formal hedge relationship under the provisions of FASB Topic 815-10.

Derivatives Transactions Related to Long-Term Debt

As further discussed in Note 7, “Debt,” the Company borrowed $2.3 billion under a variable rate term loan facility and $785.0 million under 10.5% senior term notes due 2015 to finance part of the MDP Transactions. In order to mitigate interest rate exposure on the variable rate debt, the Company entered into certain derivative transactions that effectively converted $2.3 billion of the Company’s variable rate debt arising from the MDP Transactions into fixed-rate borrowings. At December 31, 2009, these derivative transactions were comprised of eight interest rate swaps. At December 31, 2008, these derivatives transactions were comprised of nine interest rate swaps, one collar, and two basis swaps. Collectively, these derivatives will be referred to as the “New Debt Derivatives.”

For the years ended December 31, 2009 and 2008, the Company recorded $15.6 million in unrealized gains and $46.8 million in unrealized losses, respectively, for the New Debt Derivatives. For the period from November 14, 2007 to December 31, 2007, the Company recorded $31.4 million in unrealized losses related to the New Debt Derivatives. As the New Debt Derivatives were put in place for the MDP Transactions, there are no unrealized gains/losses for the period from January 1, 2007 to November 13, 2007. Unrealized gains/(losses) for the New Debt Derivatives are reflected in “Other Income/(Expense)” on the accompanying consolidated statements of income.

Included in “Net Interest Expense” on the Company’s consolidated statements of income is the impact from periodic payments related to the New Debt Derivatives. For the years ended December 31, 2009 and 2008, the Company recorded $73.7 million and $19.0 million, respectively, in “Net Interest Expense” on the accompanying consolidated statements of income. There were no periodic payments on the New Debt Derivatives for the period from November 14, 2007 to December 31, 2007 or for the period from January 1, 2007 to November 13, 2007.

At December 31, 2009 and 2008, the FASB ASC 820-10 fair value of the open New Debt Derivatives is a net liability of $62.9 million and $78.5 million, respectively. These amounts are separately stated as “Fair value of open derivatives” and are presented in the “Fair Value of Open Derivatives” in the “Short-Term Liabilities” and “Long-Term Liabilities” sections on the Company’s consolidated balance sheets. The fair value of the open New Debt Derivatives included on the Company’s consolidated balance sheets is net of a credit valuation adjustment required by FASB ASC 820-10. At December 31, 2009 and 2008, these credit valuation adjustments were $6.2 million and $43.9 million, respectively. Without these credit valuation adjustments required by FASB ASC

820-10, the net liability on the Company’s consolidated balance sheets for the New Debt Derivatives would have increased by the amount of the credit valuation adjustments.

Contingent Features.  The New Debt Derivatives are “pari-passu” (have equal rights of payment or seniority) with the $2.3 billion of variable rate debt under the term loan facility. Furthermore, in the event that the Company were to have a technical default of its debt covenants for the term loan facility, an acceleration of any amounts due on the New Debt Derivatives would only occur if the lenders accelerate the debt under the term loan facility. Although the Company does have master netting agreements in place with the various counterparties to the New Debt Derivatives, as of December 31, 2009, each of the Company’s New Debt Derivatives are in a liability position. If the credit-risk-related contingent features underlying the New Debt Derivatives agreements had been triggered on December 31, 2009, the Company would have been required to make payments totaling $69.1 million to the various counterparties for the New Debt Derivatives. The Company does not have any collateral posted for the New Debt Derivatives.

Derivatives Transactions Related to Product Portfolios

The Company had entered into futures contracts that had not been designated as hedging instruments under FASB Topic 815-10 in order to mitigate overall market risk of certain product portfolios. By June 30, 2009, all of these positions had been terminated. As a result, the Company’s December 31, 2009 consolidated balance sheet does not include any amounts for derivative transactions related to these product portfolios. At December 31, 2008, the net fair value of these open non-hedging derivatives was a liability of approximately $0.1 million, and is reflected in “Other Short Term Liabilities” on the accompanying consolidated balance sheet.

For the years ended December 31, 2009, the Company recorded approximately $0.2 million of realized gains related to these futures contracts. For the year ended December 31, 2008, the Company recorded $0.1 million in unrealized gains and $1.3 million in realized losses on these futures contracts. For the period from November 14, 2007 to December 31, 2007, the Company recorded $0.1 million in unrealized losses and $0.2 million in realized gains on these futures contracts. For the period from January 1, 2007 to November 13, 2007, the Company recorded $0.4 million in unrealized gains and $0.4 million in realized losses on these futures contracts. Realized and unrealized gains/(losses) for these derivatives transactions are included in “Other Income/(Expense)” on the Company’s consolidated statements of income for all relevant periods.

Derivatives Transactions Related to the Predecessor Period

Derivative Financial Instruments Related to Senior Term Notes

In anticipation of the issuance of the 5% senior notes due 2010 and 5.5% senior notes due 2015 (refer to Note 7, “Debt”), the Company entered into a series of Treasury rate lock transactions with an aggregate notional amount of $550 million. These Treasury rate locks were accounted for as cash-flow hedges, as they hedged against the variability in future projected interest payments on the forecasted issuance of fixed-rate debt attributable to changes in interest rates. The prevailing Treasury rates had increased by the time of the senior term notes issuance and the locks were settled for a net payment to the Company of approximately $1.6 million. The Company deferred this gain by recording it in “Accumulated Other Comprehensive Income/(Loss)” on the Company’s consolidated balance sheet as of December 31, 2005, as the Treasury rate locks were considered highly effective for accounting purposes in mitigating the interest rate risk on the forecasted debt issuance. The $1.6 million deferred gain was being reclassified into current earnings commensurate with the recognition of interest expense on the 5-year and 10-year term debt. For the period from January 1, 2007 to November 13, 2007, the Company amortized approximately $0.1 million of the deferred gain into interest expense. The remaining unamortized deferred gain as of November 13, 2007, approximately $1.1 million, was written-off during purchase accounting for the MDP Transactions.

10.	ACQUISITION OF WINSLOW CAPITAL MANAGEMENT

On December 26, 2008, the Company acquired Winslow Capital Management (“Winslow”). Winslow specializes in large cap growth investment strategies for institutions and high net worth investors. The results of Winslow Capital Management’s operations are included in the Company’s consolidated statement of income from the acquisition date. The purchase price at closing was $76.9 million (net of cash acquired), of which approximately $4.2 million was allocated to the net book value of assets acquired, with the remainder allocated to goodwill and intangible assets. The Company engaged a nationally recognized independent consulting firm to assist management of the Company with determining the valuation of the Winslow acquisition and the allocation of purchase price. In the future, if Winslow reaches specified performance and growth targets for its business, additional payments of up to a maximum of $180 million in the aggregate will be due to the sellers. Any future payments will be recorded as goodwill, as these amounts would be considered additional purchase price.

11.	INVESTMENTS IN COLLATERALIZED LOAN AND DEBT OBLIGATIONS

The Company has an investment in the equity of two collateralized debt obligation entities for which it acts as a collateral manager, Symphony CLO I, Ltd. (“CLO”) and the Symphony Credit Opportunities Fund Ltd. (“CDO”), pursuant to collateral management agreements between the Company and each of the collateralized debt obligation entities. The Company has recorded its equity interest in the CLO and CDO in “Investments” on its consolidated balance sheets at fair value. Fair value is determined using current information, notably market yields and projected cash flows based on forecasted default and recovery rates that a market participant would use in determining the current fair value of the equity interest. Market yields, default rates and recovery rates used in the Company’s estimate of fair value vary based on the nature of the investments in the underlying collateral pools. In the periods of rising credit default rates and lower debt recovery rates, the fair value, and therefore the carrying value, of the Company’s investments in the CLO and CDO may be adversely affected.

Collateralized debt obligation entities fund their activities through the issuance of several tranches of debt and equity, the repayment and return of which are linked to the performance of the assets in the CLO or CDO portfolios.

At December 31, 2009 and 2008, total assets of the CLO were approximately $360.5 million and $249.6 million, respectively, which is based on fair market value. At December 31, 2009 and 2008, total assets of the CDO were approximately $519.1 million and $181.7 million, respectively, which is based on fair market value. The Company had a combined investment in these entities of $7.8 million and $2.1 million at of December 31, 2009 and 2008, respectively. These investments are reflected at market value and are included in “Investments” on the Company’s accompanying consolidated balance sheets.

The Company accounts for its investments in the CLO and CDO under FASB ASC 325, “Investments.” The excess of future cash flows over the initial investment at the date of purchase is recognized as interest income over the life of the investment using the effective yield method. The Company reviews cash flow estimates throughout the life of the CLO and CDO investment pool to determine whether an impairment of its equity investments should be recognized. Cash flow estimates are based on the underlying pool of collateral securities and take into account the overall credit quality of the issuers in the collateral securities, the forecasted default rate of the collateral securities and the Company’s past experience in managing similar securities. If an updated estimate of future cash flows (taking into account both timing and amounts) is less than the revised estimate, an impairment loss is recognized based on the excess of the carrying amount of the investment over its fair value.

In response to the 2008 steep global economic decline, the Company conducted an updated impairment analysis of the CLO and CDO investments at December 31, 2008. Although there was no indication of impairment at December 31, 2008 for the Company’s investment in the CLO, the Company recognized an impairment charge on its investment in the equity of the CDO of approximately $8.8 million as of December 31, 2008. This impairment charge is reflected both as an expense on the Company’s consolidated statement of income for the year ended December 31, 2008 as well as a reduction of the Company’s gross unrealized holding losses recorded in AOCI as of December 31, 2008.

As of December 31, 2009, the Company determined that no further impairment exists in its investments in the CLO and CDO.

The Company’s risk of loss in the CLO and CDO is limited to the Company’s remaining cost basis in the equity of the CLO and CDO, which combined, is approximately $7.8 million as of December 31, 2009.

12.	CONSOLIDATED FUNDS

The Company is required to consolidate certain funds into its financial statements. For those funds which the Company is required to consolidate, the assets, liabilities, revenues and expenses of those funds are included throughout the Company’s consolidated financial statements. The net change in cash and cash equivalents for all consolidated funds is included in the “Cash Flows from Investing Activities” section of the Company’s consolidated statement of cash flows.

Symphony CLO V

Symphony CLO V, Ltd. (“Symphony CLO V”) is a Cayman Islands exempted company incorporated with limited liability on February 27, 2007, which commenced operations on December 13, 2007. Symphony CLO V entered into an asset management agreement with Symphony Asset Management, LLC, a subsidiary of the Company. Although the Company does not hold any ownership interest in Symphony CLO V, because an affiliate of MDP is considered the primary beneficiary of Symphony CLO V, the Company is treating variable interests in Symphony CLO V held by related parties as its own. Within the related party group, the Company determined that it was the primary beneficiary of Symphony CLO V, as it was most closely related with Symphony CLO V because of the asset management agreement between Symphony CLO V and one of the Company’s subsidiaries, and the ability this subsidiary has to direct the day-to-day activities of Symphony CLO V.

As the Company has no equity interest in this investment vehicle, all gains and losses recorded in the Successor’s consolidated financial statements are attributable to other investors. For the year ended December 31, 2009 and 2008, the Company recorded $135.3 million of net income and $141.5 million of net loss due to noncontrolling interests for Symphony CLO V. For the period from November 14, 2007 to December 31, 2007, the Company recorded $7.4 million in net loss attributable to noncontrolling interests. No net income/(loss) due to noncontrolling interests was recorded for the period from January 1, 2007 to November 13, 2007.

At December 31, 2009 and 2008, total assets of Symphony CLO V approximated $405.2 million and $265.3 million, respectively, and total liabilities approximated $428.4 million and $419.4 million, respectively.

The following table presents a condensed summary of the assets and liabilities for Symphony CLO V that have been consolidated in the Company’s consolidated balance sheet as of December 31, 2009 and 2008:

(in 000s)	12/31/09	12/31/08

Cash and cash equivalents	$20,334	$15,427
Receivables	11,947	4,692
Investments	369,583	241,180
Other (deferred issuance costs)	3,290	4,010

Accrued compensation & other expenses	1,626	5,738
Deferred revenue	622	673
Payable for investments purchased	23,362	10,246
Notes payable	378,540	378,540
Subordinated notes	24,208	24,208

New funds

Under the provisions of FASB Topic 810, “Consolidation,” the Company is required to consolidate into its financial results those funds in which the Company is either the sole investor or in which the Company holds a majority investment position. For funds which we are required to consolidate into our financial statements, the assets and liabilities of these funds are included throughout the accompanying December 31, 2009 and December 31, 2008 consolidated balance sheets. In addition, the income and expenses of these funds are included in the Company’s consolidated statements of income for all periods presented.

At December 31, 2009, there is one recently created fund which is consolidated in the Company’s financial statements. The Company began consolidating the results of this one fund July 1, 2009. Total assets and liabilities of this fund approximate $11.0 million and $2 thousand, respectively, and are included in the Company’s consolidated balance sheet as of December 31, 2009. For the year ended December 31, 2009, the net income of this one fund is approximately $0.9 million and is included in the Company’s consolidated statement of income.

For the year ended December 31, 2008 and the periods from January 1, 2007 to November 13, 2007, and November 14, 2007 to December 31, 2007, the Company’s consolidated financial statements include the results of two different funds in which the Company was originally either the sole investor or majority investor, but which were eventually marketed to the public. By the end of January 2008, the Company was no longer the majority investor in these two funds. As a result, the Company’s consolidated balance sheet as of December 31, 2008 does not reflect any assets or liabilities for these two funds, but the Company’s consolidated statement of income for the year ended December 31, 2008 includes approximately $0.5 million of net loss related to these funds. For the period from January 1, 2007 to November 13, 2007, the Predecessor’s consolidated statement of income includes $0.8 million of net income related to these two funds. For the period from November 14, 2007 to December 31, 2007, the Company’s consolidated statement of income includes $0.3 million of net income related to these two funds.

Included in the total assets of these consolidated funds are underlying securities in which the funds are invested. At December 31, 2009, these underlying securities approximate $11.0 million and are included in “Investments” in the Company’s consolidated balance sheet. As described in the previous paragraph, the Company’s December 31, 2008 consolidated balance sheet does not reflect any assets or liabilities related to consolidated funds from recently created product portfolios in which the Company is either the sole or majority investor. These underlying fund investments are classified as “trading” securities.

13.	RETIREMENT PLANS

Description of the Company’s Retirement Plans

The Company maintains a non-contributory qualified pension plan (the “Pension Plan”), and, until October 31, 2009, also maintained a non-contributory, non-qualified excess pension plan (the “Excess Pension Plan” and together with the Pension Plan, the “Pension Plans”), and a post-retirement welfare benefit plan (the “Post-Retirement Benefit Plan”). Each of the above Plans covers only employees that qualify as plan participants, excluding employees of certain of its subsidiaries. The benefits under the Pension Plans are based on years of service and the employee’s average compensation during the highest consecutive five years of the employee’s last ten years of employment. The Company’s funding policy considers several factors, including the applicable funding requirements and the tax deductibility of amounts funded.

Effective March 24, 2003, the Pension Plan was amended to only include employees who qualified as plan participants prior to such date. On March 31, 2004, the Pension Plan was further amended to provide that existing plan participants will not accrue any new benefits under the Plan after March 31, 2014. The Company’s Post-Retirement Benefit Plan provides certain welfare benefits (life insurance and health care) for eligible retired employees and their eligible dependents. The cost of these benefits is shared by the Company and the retiree.

The Excess Pension Plan was maintained by the Company for certain employees who participate in the Pension Plan and whose pension benefits exceed the Section 415 limitations of the Internal Revenue Code. The benefits under the Excess Pension Plan follow the vesting provisions of the Pension Plan with new participation frozen and benefit accruals ending as described in the prior paragraph. Funding is not made under this Plan until benefits are paid.

The Excess Pension Plan was amended in 2008 to provide that no new participants would be eligible to enter the Plan after December 31, 2008 and that effective for calendar year 2009 and thereafter, no compensation in excess of $200,000 over the limits on eligible compensation under the Pension Plan would be considered in determining the benefits under the Excess Pension Plan. The Plan was also amended to provide that benefits would be paid to participants upon their separation from service rather than at the time they elect to receive benefits under the Pension Plan.

Effective July 31, 2009, each participant’s benefits were frozen, and, effective October 28, 2009, the excess pension plan was terminated and the actuarial equivalent of total benefits thereunder will be paid out in two tranches, commencing in 2009 and ending in 2010.

The Post-Retirement Benefit Plan was amended in 2008 to provide that only those participants who satisfied the Plan’s age and service requirements by June 30, 2014 would be eligible for benefits under the Plan. As noted, Plan benefits are partially subsidized by the Company. The amendment further provided that no employee first employed after January 1, 2009 shall be eligible for Plan benefits. Effective February 1, 2009, the Company adopted an “access only” retiree welfare plan that offers guaranteed access for qualifying employees of the Company and its subsidiaries. This “access only” plan requires covered retirees to pay the full premium cost with no Company subsidy or reduced premium.

Measurement

For purposes of our consolidated financial statements, the measurement date is December 31 for the Company’s Pension and Post-Retirement Plans. The market-related value of plan assets is determined based on the fair value at measurement date. The projected benefit obligation is determined based on the present value of projected benefit distributions at an assumed discount rate. The discount rate used reflects the rate at which management of the Company believes the Pension Plan obligations could be effectively settled at the measurement date, as though the pension benefits of all plan participants were determined as of that date.

Accumulated Benefit Obligation

An accumulated benefit obligation represents the actuarial present value of benefits. Whether vested or non-vested, they are attributed by the pension benefit formula to employee services rendered before a specified date using existing salary levels. As of December 31, 2009 and 2008, the accumulated benefit obligation for the Company’s Pension Plans was $39.4 million and $34.5 million, respectively. For the Company’s Post-Retirement Plan, the accumulated benefit obligation at December 31, 2009 and 2008 was $7.2 million and $7.6 million, respectively.

Projected Benefit Obligation

A projected benefit obligation represents the actuarial present value as of a date of all benefits attributed by the pension benefit formula to employee service performed before that date. It is measured using assumptions as to future compensation levels, as the pension benefit formula is based on those future salary levels.

The following tables provide a reconciliation of the changes in the projected benefit obligations under the Pension Plans, the accumulated benefit obligation under the Post-Retirement Benefit Plan, the fair value of Pension and Post-Retirement Plan assets for the two-year period ending December 31, 2009, and a statement of the funded status under each plan as of December 31 for both years:

	Pension
(in 000s)	Benefits
Change in projected benefit obligation:	2009	2008

Obligation at January 1	$37,584	$37,466
Service cost	1,213	1,565
Interest cost	2,324	2,436
Actuarial (gain)/loss	6,427	(2,219)
Plan amendments	-	67
Benefit payments	(5,358)	(1,731)
Impact of curtailment	(438)	-
Liability due to curtailment	105	-
Liability (gain)/loss at time of settlement	503	-

Obligation at December 31	$42,360	$37,584

(in 000s)	Post-Retirement Benefits
Change in accumulated post-retirement benefit obligation:	2009	2008

Obligation at January 1	$7,650	$10,308
Service Cost	53	189
Interest Cost	456	481
Actuarial (gain) or loss	(374)	(1,793)
Actual Benefits Paid	(817)	(714)
Employee Contributions	238	157
Change in plan provisions	-	405
Curtailment	-	(1,439)
Expected Medicare Part D Reimbursements	-	56

Obligation at December 31	$7,206	$7,650

	Pension		Post-Retirement
(in 000s)	Benefits		Benefits
Change in fair value of plan assets:	2009	2008	2009	2008

Fair value of plan assets at January 1	$22,358	$30,183	$ --	$ --
Actual return on plan assets	3,115	(6,322)	--	--
Benefit payments	(5,358)	(1,731)	(817)	(658)
Company contributions	6,607	228	580	501
Employee contributions	--	--	237	157

Fair value of plan assets at December 31	$26,722	$22,358	$ --	$ --

	Pension		Post-Retirement
	Benefits		Benefits
(in 000s)	2009	2008	2009	2008

Funded status at December 31	$(15,638)	$(15,226)	$(7,206)	$(7,650)

The funded status amounts presented above, represent the liabilities recorded on the Company’s consolidated balance sheets as of December 31, 2009 and 2008. These amounts are included in other short-term and other long-term liabilities.

Amounts Recognized on the Consolidated Balance Sheets

The following table provides the amounts recognized on the consolidated balance sheets as of December 31, 2009 and 2008. Prepaid benefit costs would be recorded in other assets. Accrued benefit liabilities are recorded in accrued compensation and other expenses.

	Pension		Post-Retirement
	Benefits		Benefits
(in 000s)	2009	2008	2009	2008

Assets-
Prepaid benefit cost	$ --	$ --	$ --	$ --
Liabilities-
Current accrued benefit liabilities	(2,708)	(1,089)	(434)	(455)
Non-current accrued benefit liabilities	(12,930)	(14,137)	(6,772)	(7,195)

Net amount recognized	$(15,638)	$(15,226)	$(7,206)	$(7,650)

Pension Plan Assets

Management of the Company has appointed an oversight committee, charged with the responsibility of investment allocation decisions for the Company’s pension plan assets. The Company employs a total return approach whereby a mix of equities and fixed-income investments are used to maximize the long-term return of Plan assets for a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. The investment portfolio contains a diversified blend of equity and fixed-income investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks, and include small and large capitalizations with an emphasis on large capitalization stocks. Other assets are used to enhance long-term returns while providing additional portfolio diversification. Derivatives may be used to gain market exposure in an efficient and timely manner; however, derivatives may not be used to leverage the portfolio beyond the market value of the underlying investments. For the years ended December 31, 2009 and 2008, no derivatives were utilized. Investment risk is measured and monitored on an on-going basis through quarterly investment portfolio reviews and annual liability measurements.

The expected long-term rate of return on Pension Plan assets is estimated based on the plan’s actual historical return results, the allowable allocation of plan assets by investment class, market conditions and other relevant factors. The Company evaluates whether the actual allocation has fallen within an allowable range, and then the Company evaluates actual asset returns in total and by asset class.

The Company has its pension plan assets custodied at a long-standing, nationally recognized trust company recognized for excellence and financial stability. The Company receives custodial statements for its pension plan assets, which include fair value information for the Company’s pension plan assets, based on valuation techniques employed by the trust company.

The following table presents actual allocation of Plan assets, in comparison with the allowable allocation range, both expressed as a percentage of total plan assets, as of December 31:

	2009		2008
Asset Class	Actual	Allowable	Actual	Allowable

Cash	7%	0-15%	8%	0-15%
Fixed-income	40	20-60	44	20-60
Equities	53	30-70	45	30-70
Other	-	0-10	3	0-10

Total	100%		100%

FASB ASC 715-20 requires that fair value measurements of defined benefit plans be separately disclosed by the levels defined in FASB ASC 820. The following table presents information about the Company’s Plan investments as of December 31, 2009 and 2008:

		Fair Value Measurements at December 31, 2009 Using
		Quoted Prices in	Significant Other	Significant
		Active Markets	Observable	Unobservable
		for Identical	Inputs	Inputs
Description	December 31, 2009	Assets (Level 1)	(Level 2)	(Level 3)

Investments in collective trusts:
Fixed income	$11,602,781	$-	$11,602,781	$-
Equity	14,038,240	-	14,038,240	-
Mutual fund investments:
Fixed income	1,073,118	1,073,118	-	-

Total	$26,714,139	$1,073,118	$25,641,021	$-

		Fair Value Measurements at December 31, 2008 Using
		Quoted Prices in	Significant Other	Significant
		Active Markets	Observable	Unobservable
		for Identical	Inputs	Inputs
Description	December 31, 2008	Assets (Level 1)	(Level 2)	(Level 3)

Investments in corporate stock	$6,525,767	$6,525,767	$-	$-
Investments in collective trusts:
Fixed income	10,756,496	-	10,756,496	-
Equity	3,425,014	-	3,425,014	-
Investments in real estate
Index fund	637,837	637,837	-	-

Total	$21,345,114	$7,163,604	$14,181,510	$-

Expected Contributions

During 2010, the Company expects to contribute approximately $1.2 million to its Pension Plan and $2.8 million to its Excess Pension Plan. In addition, the Company expects to contribute approximately $0.4 million during 2010, net of expected Medicare Part D reimbursements, for benefit payments to its Post-Retirement Benefit Plan.

The following table provides the expected benefit payments for each of the plans in each of the next five years as well as for the aggregate of the five fiscal years thereafter:

(in 000s)	Pension	Post-Retirement
Expected Benefit Payments	Benefits	Benefits

2010	$4,424	$504
2011	1,983	533
2012	2,188	563
2013	1,822	600
2014	2,850	614
2015 – 2019	14,111	3,179

The following table provides the expected Medicare Part D reimbursements for each of the plans in each of the next five years as well as for the aggregate of the five fiscal years thereafter:

(in 000s)	Post-Retirement
Expected Medicare Part D Reimbursements	Benefits

2010	$70
2011	73
2012	75
2013	76
2014	77
2015 – 2019	382

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income

As permitted under FASB ASC 715, “Compensation – Retirement Benefits,” the amortization of any prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the pension and post-retirement plans.

The following table provides the components of net periodic benefit cost and other amounts recognized in other comprehensive income for the plans for the three years ending December 31, 2008:

	Pension Benefits
(in 000s)	2009	2008	2007

Service cost	$1,213	$1,565	$1,724
Interest cost	2,324	2,436	2,241
Expected return on plan assets	(1,924)	(2,322)	(2,327)
Amortization of prior service cost	(151)	(154)	(2)
Amortization of net loss	245	15	203
Curtailments and settlements	--	--	--

Net periodic (benefit) / cost	$1,707	$1,540	$1,839

Total recognized in other comprehensive income/(loss)	(3,178)	(8,298)	4,168

Total recognized in net periodic benefit cost/(gain) and other comprehensive income/(loss)	$(4,885)	$(9,838)	$2,329

The $1.8 million periodic benefit cost for 2007 for pension benefits shown above was recorded as $1.7 million for the Predecessor period and $0.1 million for the Successor period.

	Post-Retirement Benefits
(in 000s)	2009	2008	2007

Service cost	$53	$189	$392
Interest cost	456	481	663
Amortization of prior service cost	96	--	(221)
Amortization of unrecognized loss (gain)	(177)	(157)	137
Curtailments and settlements	--	(1,439)	--

Net periodic (benefit) / cost	$428	$(926)	$971

Total recognized in other comprehensive income/(loss)	244	(818)	1,085

Total recognized in net periodic benefit cost/(gain) and other comprehensive income/(loss)	$(184)	$108	$114

The $1.0 million periodic benefit cost for 2007 for post-retirement benefits shown above was recorded as $0.8 million for the Predecessor period and $0.2 million for the Successor period.

The estimated net loss and prior service credit for the Pension Plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $0.8 million and $0.2 million, respectively. The estimated net gain and prior service cost for the Post-Retirement Benefit Plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $0.2 million and $0.1 million, respectively.

Assumptions

The assumptions used in the measurement of the Company’s benefit obligation as of December 31, 2009, 2008 and 2007 are shown in the following table:

	Pension	Post-Retirement
	Benefits	Benefits

Weighted-average assumptions as of December 31, 2009
Discount rate	6.90%	5.78%
Rate of compensation increase	4.50%	N/A

Weighted-average assumptions as of December 31, 2008
Discount rate	6.61%	6.15%
Rate of compensation increase	4.50%	N/A

Weighted-average assumptions as of December 31, 2007
Discount rate	6.61%	6.61%
Rate of compensation increase	4.50%	N/A

The discount rates used in the determination of the Company’s benefit obligation for pension and post-retirement benefits were based on a yield curve approach at December 31, 2009 and 2008.

The assumptions used in the determination of the Company’s net cost for the three years ended December 31, 2009 are shown in the following table:

	Pension	Post-Retirement
	Benefits	Benefits

Weighted-average assumptions as of December 31, 2009
Discount rate	6.90%	6.15%
Expected long-term rate of return on plan assets	8.03%	N/A
Rate of compensation increase	4.50%	N/A

Weighted-average assumptions as of December 31, 2008
Discount rate	6.61%	6.61%
Expected long-term rate of return on plan assets	8.03%	N/A
Rate of compensation increase	4.50%	N/A

Weighted-average assumptions as of December 31, 2007
Discount rate	5.98%	6.02%
Expected long-term rate of return on plan assets	8.19%	N/A
Rate of compensation increase	4.50%	N/A

The discount rates used in the determination of the Company’s net cost for pension and post-retirement benefits were based on a yield-curve approach for the years ended December 31, 2009 and 2008.

For purposes of determining the post-retirement benefit obligation at December 31, 2009, an 8.4% annual rate of increase was used in the per capita cost of covered health care benefits was assumed for beneficiaries under age 65 and a 8.7% annual rate of increase was used in determining the per capita cost of covered health care benefits was used for beneficiaries aged 65 and older. These annual rates of increase gradually decline to a 4.5% annual rate of increase by the year 2029 for beneficiaries under age 65, and the year 2029 for beneficiaries aged 65 and older.

For purposes of determining the post-retirement benefit cost for the year ended December 31, 2009, an 8.6% annual rate of increase in the per capita cost of covered health care benefits was assumed for beneficiaries under age 65. This annual rate of increase was assumed to gradually decline to 4.5% by the year 2029. For purposes of determining the post-retirement benefit cost for the year ended December 31, 2009, a 9.1% annual rate of increase in the per capita cost of covered health care benefits was assumed for beneficiaries over age 65. This annual rate of increase was assumed to gradually decline to 4.5% by the year 2029.

Assumed health care trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in assumed health care cost trend rates would have the following effects:

(in 000s)	1% Increase	1% Decrease

Effect on total service and interest cost	$55	$(44)
Effect on the health care component of the accumulated post-retirement benefit obligation	$744	$(651)

Other

The Company has a 401(k) plan (the “401(k) Plan”) that covers all of its employees, including employees of its subsidiaries. Amounts determinable under the 401(k) Plan are contributed to a trust qualified under the Internal Revenue Code. During the years ended December 31, 2009 and 2008, the Company made contributions of approximately $3.2 million and $4.0 million, respectively, to the trust for matching 401(k) employee contributions. The 401(k) Plan has been amended to eliminate the Company’s profit sharing contributions.

The Predecessor had a non-qualified deferred compensation program whereby certain key employees could elect to defer receipt of all or a portion of their cash bonuses until a certain date or until retirement, termination, death or disability. The deferred compensation liabilities incurred interest expense at the prime rate or at a rate of return of one of several managed funds sponsored by the Company, as selected by the participant. The Company mitigated its exposure relating to participants who had selected a fund return by investing in the underlying fund at the time of the deferral. The deferred compensation program terminated by its terms and amounts were paid out at the time of the MDP Transactions.

14.	MUTUAL FUND INCENTIVE PROGRAM

During July 2009, the Company funded $52.2 million into a recently created, secular trust as part of a newly established multi-year Mutual Fund Incentive Program for certain employees. The secular trust acquired shares of Nuveen mutual funds supporting the awards of these mutual fund shares under this new incentive program. The awards are subject to vesting and certain other restrictions. For accounting purposes, the investments underlying this incentive program are classified as “available-for-sale,” with any mark-to-market recorded in accumulated other comprehensive income, a separate component of equity. For the year ended December 31, 2009, the Company has recorded approximately $24.9 million of non-cash compensation expense for this program, which is reflected in “Compensation and benefits” on the accompanying consolidated statement of income for the year ended December 31, 2009. During 2009, the Company recorded a payout of vested amounts of approximately $0.1 million related to this program. At December 31, 2009, the Company has a liability of $24.8 million included in “Accrued compensation and other expenses” on its consolidated balance sheet for the mutual fund incentive program.

15.	STRUCTURING FEES / PLACEMENT FEES

The Company may incur an upfront structuring fee imposed by the Company’s distribution partners for certain new closed-end funds. During the year ended December 31, 2009, the Company recorded $10.4 million in structuring fees. The Company did not incur any structuring fees during 2008. During the period from January 1, 2007 to November 13, 2007, the Predecessor incurred total structuring fees of approximately $8.8 million. During the period from November 14, 2007 to December 31, 2007, the Successor incurred total structuring fees of $4.0 million. These structuring fees are reflected in “Other Operating Expenses” in the accompanying consolidated statements of income for all relevant periods. The Company plans to participate in the market for new closed-end funds. As a result of this participation, the Company expects to incur upfront structuring fees on new closed-end funds.

During the year ended December 31, 2008, the Company recorded approximately $5.0 million in revenue and $7.5 million in expense related to Variable Rate Demand Preferred Shares (“VRDP”) issued during 2008. The revenue was earned by the Company for acting as a placement agent on the offering. The revenue is included in “Product Distribution” on the Company’s consolidated statement of income for the year ended December 31, 2008, and the expense is reflected in “Other Operating Expenses.” There were no VRDP issued during 2009 or 2007.

16.	TRAILER FEES

During the third quarter of 2007, the Predecessor paid $6.2 million to Merrill Lynch, Pierce, Fenner & Smith to terminate an agreement in respect of certain of the Company’s previously offered closed-end funds under which the Company was obligated to make payments over time based on the assets of the respective closed-end funds. This one-time termination payment is included in “Other Income/(Expense)” on the Predecessor’s consolidated statement of income for the period from January 1, 2007 to November 13, 2007.

17.	GAIN ON SALE OF NONCONTROLLING INTEREST IN ICAP

During the second quarter of 2006, the Company sold its noncontrolling investment in Institutional Capital Corporation (“ICAP”), an institutional money manager which was acquired by New York Life Investment Management. The Company recorded gains on this sale during 2006. During the fourth quarter of 2007, the Company earned the right to receive an additional $6.3 million from an escrow established upon the closing of the ICAP transaction to cover breaches of representations and warranties. The $6.3 million is reflected in “Other Income/(Expense)” on the accompanying consolidated statement of income for the Successor for the period from November 13, 2007 to December 31, 2007. The Company received payment of these escrowed funds in early January 2008. Finally, during the fourth quarter of 2008, the Company received a final escrow payment of approximately $0.2 million. This amount is reflected in “Other Income/(Expense)” on the accompanying consolidated statement of income for the year ended December 31, 2008.

18.	COMMITMENTS AND CONTINGENCIES

Rent expense for office space and equipment was $17.0 million for the year ended December 31, 2009, $16.0 million for the year ended December 31, 2008, $13.6 million for the period January 1, 2007 through November 13, 2007 (Predecessor), $2.0 million for the period from November 14, 2007 through December 31, 2007 (Successor), respectively. Minimum rental commitments for office space and equipment, including estimated escalation for insurance, taxes and maintenance for the years 2010 through 2017, the last year for which there is a commitment, are as follows:

(in 000s)
Year	Commitment

2010	$16,655
2011	16,311
2012	15,107
2013	6,764
2014	6,009
Thereafter	4,760

As mentioned in Note 10, “Acquisition of Winslow Capital Management,” the transaction price for the Winslow acquisition will have potential additional future payments up to a maximum of $180 million based on Winslow reaching specified performance and growth targets for its business. Any future payments will be recorded as additional goodwill.

From time to time, the Company and its subsidiaries are named as defendants in pending legal matters. In the opinion of management, based on current knowledge and after discussions with legal counsel, the outcome of such litigation will not have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

In connection with the previously publicly disclosed inquiry by the Financial Industry Regulatory Authority (“FINRA”) into activities by the Company’s broker-dealer subsidiary relating to the marketing and distribution of auction rate preferred securities (“ARPS”), FINRA’s staff has notified the Company that the staff has made a preliminary determination to recommend that a disciplinary action be brought against the Company’s broker-dealer. The potential charges recommended by the staff of FINRA in such action would allege that certain ARPS marketing materials provided by the Company’s broker-dealer were false and misleading from 2006 to 2008 and also would allege failures by the Company’s broker-dealer relating to its supervisory system with respect to the marketing of ARPS during that period. The staff of FINRA provided the Company’s broker-dealer an opportunity to make a written submission to FINRA to aid its consideration of whether to revise and/or go forward with the staff’s preliminary determination to recommend disciplinary action. By letter dated February 16, 2010, the Company’s broker-dealer provided a submission responding to the potential allegations and asserting its defenses.

19.	NET CAPITAL REQUIREMENT

Nuveen Investments, LLC, the Company’s wholly-owned broker-dealer subsidiary, is a Delaware limited liability company and is subject to the Securities and Exchange Commission Rule 15c3-1, the “Uniform Net Capital Rule,” which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, as these terms are defined, shall not exceed 15 to 1. At December 31, 2009, the broker-dealer’s net capital ratio was 1.21 to 1 and its net capital was approximately $24.6 million, which is $22.6 million in excess of the required net capital of $2.0 million.

20.	RECENT UPDATES TO AUTHORITATIVE ACCOUNTING LITERATURE

As discussed in Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” the Company is required to make reference to U.S. GAAP under the new Codification.

As a result of the Codification, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASU”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve to only update the Codification, provide background information about the Codification’s guidance, and provide the bases for conclusions on change(s) in the Codification.

Accounting for Variable Interest Entities

ASU 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (Statement 167),” amends the guidance on variable interest entities (“VIEs”) in ASC Topic 810 (FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities”) related to the consolidation of variable interest entities. It requires reporting entities to evaluate former qualified special purpose entities (“QSPEs”) for consolidation, changes the approach to determining a VIE’s primary beneficiary from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE. It also clarifies, but does not significantly change, the characteristics that identify a VIE. This ASU is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2009 (January 1, 2010 for calendar year-end companies), and for subsequent interim and annual reporting periods. Early adoption is prohibited.

At its January 27, 2010 meeting, the FASB agreed to issue an ASU to finalize its proposal to indefinitely defer SFAS No. 167’s consolidation requirements for reporting enterprises’ interests in entities that either have all of the characteristics of investment companies or for which it is industry practice to apply measurement principles for financial reporting purposes consistent with those that apply to investment companies, if other conditions are met. The impact of this indefinite deferral to Nuveen Investments is that, for as long as the FASB’s indefinite deferral of this aspect of SFAS No. 167 remains, Nuveen Investments will not be required to evaluate numerous funds that it sponsors (which are legally organized as registered investment companies) for purposes of whether or not these funds need to be consolidated into Nuveen Investments’ consolidated financial results.

The Company has commenced a review of all CLOs and CDOs sponsored by the Company or its subsidiaries to determine which ones will be consolidated. As of the date of the filing of this Form 10-K, management has not yet completed this analysis.

The Company does not have any QSPEs.

Under ASU 2009-17, the FASB has stated that it expects more VIEs to be consolidated. Previous accounting rules for VIEs focused primarily on the party exposed to a majority of risks and rewards of the VIE. The new accounting rules requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest(s) give it a controlling financial interest in a VIE. This analysis identifies the primary beneficiary of a VIE as the enterprise that has both of the following characteristics:

•	the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance; and

•	the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE.

Additionally, companies will be required to assess whether they have an implicit financial responsibility to ensure that a VIE operates as designed when determining whether they have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance.

ASU 2009-17 will also require ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE. Previous accounting rules for VIEs required reconsideration of whether an enterprise is the primary beneficiary of a VIE only when specific events occurred.

ASU 2009-17 will also eliminate the quantitative approach previously required for determining the primary beneficiary of a VIE, which was based on determining which enterprise absorbs the majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both.

ASU 2009-17 also amends certain guidance for determining whether an entity is a VIE. It is possible that application of this revised guidance will change a company’s assessment of which entities with which it is involved are VIEs.

ASU 2009-17 also includes an additional reconsideration event for determining whether an entity is a VIE when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance.

Finally, ASU 2009-17 requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a VIE.

ASU on Fair Value Measurements and Disclosures

ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements,” amends certain disclosure requirements of Subtopic 820-10. This ASU provides additional disclosures for transfers in and out of Levels 1 and 2 and for activity in Level 3. This ASU also clarifies certain other existing disclosure requirements, including level of desegregation and disclosures around inputs and valuation techniques. The final amendments to the Codification will be effective for annual and interim reporting periods beginning after December 15, 2009, except for the requirement to provide the Level 3 activity for purchases, sales, issuances and settlements on a gross basis. That requirement will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is not permitted. The amendments in the ASU do not require disclosures for earlier periods presented for comparative purposes at initial adoption.

21.	FINANCIAL INFORMATION RELATED TO GUARANTOR SUBSIDIARIES

As discussed in Note 7, “Debt,” obligations under the 10.5% senior notes due 2015 are guaranteed by the Parent and each of our present and future, direct and indirect, wholly-owned material domestic subsidiaries (excluding subsidiaries that are broker-dealers).

The following tables present consolidating supplementary financial information for the issuer of the notes (Nuveen Investments Inc.), the issuer’s domestic guarantor subsidiaries, and the non-guarantor subsidiaries together with eliminations as of and for the periods indicated. The issuer’s Parent is also a guarantor of the notes. The Parent was a newly formed entity with no assets, liabilities or operations prior to the completion of the MDP Transactions on November 13, 2007. Separate complete financial statements of the respective guarantors would not provide additional material information that would be useful in assessing the financial composition of the guarantors.

Consolidating financial information is as follows:

Nuveen Investments, Inc. & Subsidiaries
CONSOLIDATING BALANCE SHEET
December 31, 2009
(in 000s)

	Parent	Issuer of Notes				Consolidated
	Windy City	Nuveen		Non		Excluding
	Investments,	Investments,	Guarantor	Guarantor	Intercompany	Symphony	Symphony
	Inc.	Inc.	Subsidiaries	Subsidiaries	Eliminations	CLO V	CLO V	Consolidated

Assets
Cash and cash equivalents	$-	221,006	16,173	52,906	-	290,085	20,334	$310,419
Restricted cash for debt retirement	-	201,745	-	-	-	201,745	-	201,745
Management and distribution fees receivable	-	-	102,907	6,917	-	109,824	-	109,824
Other receivables	-	(1,252,281)	1,386,935	(116,122)	-	18,532	11,947	30,479
Furniture, equipment and leasehold improvements*	-	-	36,653	18,615	-	55,268	-	55,268
Investments	-	169,833	3,252	11,024	-	184,109	369,583	553,692
Investment in subsidiaries	968,121	1,516,112	785,822	(25)	(3,270,030)	-	-	-
Goodwill	-	2,166,302	70,357	2,692	-	2,239,351	-	2,239,351
Intangible assets*	-	3,066,515	57,773	-	-	3,124,288	-	3,124,288
Current taxes receivable	-	(170)	178	-	-	8	-	8
Other assets	-	-	15,930	9,909	-	25,839	3,290	29,129

	$968,121	6,089,062	2,475,980	(14,084)	(3,270,030)	6,249,049	405,154	$6,654,203

Liabilities and Equity
Short-Term Obligations:
Term notes	$-	198,417	-	-	-	198,417	-	$198,417
Accounts payable	-	-	8,780	8,029	-	16,809	-	16,809
Accrued compensation and other expenses	-	31,622	108,467	2,735	-	142,824	1,626	144,450
Fair value of open derivatives	-	19,885	-	-	-	19,885	-	19,885
Other short-term liabilities	-	3,092	6,666	780	-	10,538	23,984	34,522

Total Short-Term Obligations	-	253,016	123,913	11,544	-	388,473	25,610	414,083

Long-Term Obligations:
Term notes	-	3,786,414	-	-	-	3,786,414	402,748	4,189,162
Fair value of open derivatives	-	43,047	-	-	-	43,047	-	43,047
Deferred income tax liability, net	-	1,038,464	(27,598)	3,939	-	1,014,805	-	1,014,805
Other long-term liabilities	-	-	21,226	2,820	-	24,046	-	24,046

Total Long-Term Obligations	-	4,867,925	(6,372)	6,759	-	4,868,312	402,748	5,271,060

Total Liabilities	-	5,120,941	117,541	18,303	-	5,256,785	428,358	5,685,143
Equity:
Nuveen Investments shareholders’ equity	968,121	968,121	2,334,351	(32,442)	(3,270,030)	968,121	-	968,121
Noncontrolling interest	-	-	24,088	55		24,143	(23,204)	939

Total equity	968,121	968,121	2,358,439	(32,387)	(3,270,030)	992,264	(23,204)	969,060

	$968,121	6,089,062	2,475,980	(14,084)	(3,270,030)	6,249,049	405,154	$6,654,203

*	At cost, less accumulated depreciation and amortization

Nuveen Investments, Inc. & Subsidiaries
CONSOLIDATING STATEMENTS OF OPERATIONS
For the Year Ended December 31, 2009
(in 000s)

	Parent	Issuer of Notes
	Windy City	Nuveen				Consolidated
	Investments,	Investments,	Guarantor	Non Guarantor	Intercompany	Excluding	Symphony
	Inc.	Inc.	Subsidiaries	Subsidiaries	Eliminations	Symphony CLO V	CLO V	Consolidated

Operating revenues:
Investment advisory fees from assets under management	$-	-	615,837	4,261	-	620,098	-	$620,098
Product distribution	-	-	-	781	-	781	-	781
Performance fees/other revenue	-	-	39,063	44,273	(41,456)	41,880	-	41,880

Total operating revenues	-	-	654,900	49,315	(41,456)	662,759	-	662,759

Operating expense
Compensation and benefits	-	2,785	247,025	23,757	-	273,567	-	273,567
Severance	-	-	16,795	-	-	16,795	-	16,795
Advertising and promotional costs	-	-	10,884	369	-	11,253	-	11,253
Occupancy and equipment costs	-	-	25,964	8,095	-	34,059	-	34,059
Amortization of intangible assets	-	64,840	5,427	-	-	70,267	-	70,267
Travel and entertainment	-	283	7,759	1,649	-	9,691	-	9,691
Outside and professional services	-	46	36,699	6,702	(40)	43,407	-	43,407
Other operating expenses	-	1,946	40,291	46,383	(41,416)	47,204	-	47,204

Total operating expenses	-	69,900	390,844	86,955	(41,456)	506,243	-	506,243

Other income/(expense)	-	18,532	(8,885)	645	-	10,292	109,215	119,507
						-
Net interest revenue/(expense)	-	(308,281)	1,310	329	-	(306,642)	26,058	(280,584)

Income/(loss) before taxes	-	(359,649)	256,481	(36,666)	-	(139,834)	135,273	(4,561)

						-
Income taxes:						-
Current	-	487	-	197	-	684	-	684
Deferred	-	(48,199)	4,370	3,012	-	(40,817)	-	(40,817)

Income tax expense/(benefit)	-	(47,712)	4,370	3,209	-	(40,133)	-	(40,133)

Net income (loss)	-	(311,937)	252,111	(39,875)	-	(99,701)	135,273	35,572

Less: net (income)/loss attributable to the noncontrolling interests	-	-	1,648	5	-	1,653	135,273	136,926

						-
Net income/(loss) attributable to Nuveen Investments	$-	(311,937)	250,463	(39,880)	-	(101,354)	-	$(101,354)

Nuveen Investments, Inc. & Subsidiaries
CONSOLIDATING STATEMENTS OF CASH FLOW
For the Year Ended December 31, 2009
(in 000s)

	Parent	Issuer of Notes
	Windy City	Nuveen			Consolidated
	Investments,	Investments,	Guarantor	Non Guarantor	Excluding	Symphony
	Inc.	Inc.	Subsidiaries	Subsidiaries	Symphony CLO V	CLO V	Consolidated

Cash flows from operating activities:
Net income/(loss)	$-	(311,937)	252,111	(39,875)	(99,701)	135,273	$35,572
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Net (income)/loss attributable to noncontrolling interests	-	-	(1,648)	(5)	(1,653)	(135,273)	(136,926)
Deferred income taxes	-	(48,199)	4,370	3,012	(40,817)	-	(40,817)
Depreciation of office property, equipment, and leaseholds	-	-	10,668	4,581	15,249	-	15,249
Loss on sale of fixed assets		-	6,242	6	6,248	-	6,248
Realized (gains)/losses from available-for sale investments	-	(3,900)	(1,290)	15	(5,175)	-	(5,175)
Unrealized (gains)/losses on derivatives	-	(15,589)	-	-	(15,589)	-	(15,589)
Amortization of intangible assets	-	64,840	5,427	-	70,267	-	70,267
Amortization of debt related items, net	-	13,219	-	-	13,219	-	13,219
Compensation expense for equity plans	-	2,785	28,009	449	31,243	-	31,243
Compensation expense for mutual fund incentive program	-	-	24,857	-	24,857	-	24,857
Net gain on early retirement of Senior Unsecured Notes-5% of 2010	-	(4,375)	-	-	(4,375)	-	(4,375)
Accelerated amortization of deferred debt items form early retirement of debt	-	3,768	-	-	3,768	-	3,768
Net change in working capital	-	205,103	(300,875)	34,188	(61,584)	-	(61,584)

Net cash provided by / (used in) operating activities	-	(94,285)	27,871	2,371	(64,043)	-	(64,043)

Cash flow from financing activities
Proceeds from loans and notes payable, net of discount	-	451,500	-	-	451,500	-	451,500
Debt issuance costs	-	(29,890)	-	-	(29,890)	-	(29,890)
Net change in restricted cash: escrow for Senior Notes due 9/15/10	-	(201,745)	-	-	(201,745)	-	(201,745)
Repayments of notes and loans payable	-	(210,441)	-	-	(210,441)	-	(210,441)
Early retirement of Senior Unsecured Notes – 5% of 2010	-	(29,125)	-	-	(29,125)	-	(29,125)
Purchase of noncontrolling interests	-	-	(18,132)	-	(18,132)	-	(18,132)
Payment of income allocation to noncontrolling interests	-	(211)	(1,842)	-	(2,053)	-	(2,053)
Undistributed income allocation for noncontrolling interests	-	-	1,648	5	1,653	-	1,653
Dividends paid	-	(95)	-	-	(95)	-	(95)
Deferred and restricted class A unit payouts	-	-	(280)	-	(280)	-	(280)

Net cash provided by / (used in) financing activities	-	(20,007)	(18,606)	5	(38,608)	-	(38,608)

Cash flow from investing activities:
Winslow acquisition	-	(92)	(42)	-	(134)	-	(134)
HydePark acquisition	-	(2,692)	-	-	(2,692)	-	(2,692)
Purchase of office property and equipment	-	-	(7,334)	(3,481)	(10,815)	-	(10,815)
Proceeds from sales of investment securities	-	30,601	-	-	30,601	-	30,601
Purchase of investment securities	-	(23,512)	(250)	-	(23,762)	-	(23,762)
Purchase of securities for mutual fund incentive program	-	(52,176)	-	-	(52,176)	-	(52,176)
Net change in consolidated funds	-	-	-	-	-	4,907	4,907
Other	-	-	-	1	1	-	1

Net cash provided by/(used in) investing activities	-	(47,871)	(7,626)	(3,480)	(58,977)	4,907	(54,070)

Effect of exchange rates on cash and cash equivalents	-	4	-	-	4	-	4

Increase/(decrease) in cash and cash equivalents	-	(162,159)	1,639	(1,104)	(161,624)	4,907	(156,717)
Cash and cash equivalents
Beginning of year	-	383,165	14,534	54,010	451,709	15,427	467,136

End of period	$-	221,006	16,173	52,906	290,085	20,334	$310,419

22.	RELATED PARTIES

As a result of the MDP Transactions, certain investors in Holdings became a related party of the Successor in accordance with FASB ASC 850, “Related Party Disclosures,” based on the investors’ level of ownership in the Company.

Madison Dearborn Affiliated Transactions

Upon consummation of the Transactions, Madison Dearborn received a special $34.2 million profits interest in Holdings in the form of Class A-Prime Units.

In addition, an affiliate of Madison Dearborn purchased approximately $34.2 million in Subordinated Notes issued by Symphony CLO V, Ltd. (refer to Note 12, “Consolidated Funds – Symphony CLO V”).

Transactions with Merrill Lynch and Bank of America’s Acquisition of Merrill Lynch

Upon completion of the MDP Transactions, Merrill Lynch, Pierce, Fenner & Smith Incorporated (“Merrill Lynch”) became an “indirect affiliated person” and its affiliates acquired approximately 33% of Holdings’ Class A Units. The Company regularly engages in business transactions with Merrill Lynch and its affiliates for the distribution of the Company’s open-end funds, closed-end funds, and other products and investment advisory services. For example, the Company participates in “wrap-fee” retail managed account and other programs sponsored by Merrill Lynch through which the Company’s investment services are made available to high-net-worth and institutional clients. In addition, the Company serves as a sub-advisor to various funds sponsored by Merrill Lynch or its affiliates.

On January 1, 2009, Bank of America acquired Merrill Lynch. As a result of this transaction, the Company also considers Bank of America to be a related party.

Nuveen Mutual Funds

The Company considers its mutual funds to be related parties as a result of the influence the Company has over such mutual funds as a result of the Company’s advisory relationship.

23.	SUBSEQUENT EVENTS

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

The Company has evaluated subsequent events under the provisions of FASB Topic 855-10 and has determined that there were no events occurring subsequent to December 31, 2009, 2008, or 2007 fitting the criteria of FASB Topic 855-10 that needed to be reflected on the Company’s statement of financial position as of December 31, 2009 or 2008, or results of operations for years ended December 31, 2009 and 2008, or the periods from January 1, 2007 to November 13, 2007, and November 14, 2007 to December 31, 2007.

Additional Repurchases of 5% Senior Term Notes due September 15, 2010

During the first quarter of 2010, the Company retired additional amounts of the 5% senior term notes due September 15, 2010 (discussed in Note 7, “Debt”). Of the total $53.3 million in total cash paid, approximately $0.7 million was for accrued interest, with the remaining $52.6 million for principal representing $52.4 million in par on the 5% of 2010. As a result, the Company recorded a $0.2 million loss on early extinguishment of debt. This loss will be reflected in “Other Income/(Expense)” on the Company’s consolidated statement of income for the three months ended March 31, 2010.

Repurchase of Noncontrolling Interests – Equity Opportunity Programs Implemented During 2006

On February 11, 2010, the Company exercised its right to call various minority members’ interests as it relates to the equity opportunity programs implemented during 2006 (refer to Note 6, “Equity-Based Compensation” for additional information). Of the $17.9 million paid on March 30, 2010, approximately $7.4 million was recorded as a reduction to the Company’s additional paid-in capital, in accordance with FASB ASC 810-65 (refer to “Presentation of Minority Interests / Noncontrolling Interests” in Note 2, “Basis of Presentation and Summary of Significant Accounting Policies” for additional information.)

Prepaid Retention

As mentioned in the “Other Assets” section of Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” the Company maintains a retention program. During the first two months of calendar year 2010, the Company made total payments of approximately $14.2 million under this program.

Five Year Financial Summary
(in thousands, unless otherwise indicated)

	Predecessor			Sucessor
			For the Period	For the Period	For the Year	For the Year
			January 1, 2007	November 14, 2007	Ended	Ended
	2005	2006	to November 13, 2007	to December 31, 2007	December 31, 2008	December 31, 2009
Income Statement Data:
Operating Revenues:
Investment advisory fees from assets under management	$559,663	$685,847	$688,057	$104,207	$707,430	$620,098
Product distribution	8,356	4,745	5,502	1,294	9,442	781
Performance fees/other revenue	21,110	19,236	20,309	5,689	23,919	41,880

Total operating revenues	589,129	709,828	713,868	111,190	740,791	662,759
Operating Expenses:
Compensation and benefits	195,194	263,686	310,044	57,693	282,360	273,567
Advertising and promotional costs	12,495	13,500	14,618	1,718	13,790	11,253
Goodwill impairment	-	-	-	-	1,089,258	-
Intangible asset impairment	-	-	-	-	885,500	-
All other operating expenses	85,741	105,368	113,155	30,188	247,643	221,423

Total operating expenses	293,430	382,554	437,817	89,599	2,518,551	506,243
Operating Income	295,699	327,274	276,051	21,591	(1,777,760)	156,516
Other Income/(Expense)	7,888	15,726	(49,724)	(38,581)	(235,094)	119,507
Net Interest Expense	(18,939)	(28,166)	(18,991)	(36,930)	(265,444)	(280,584)

Income/(Loss) Before Taxes	284,648	314,834	207,336	(53,920)	(2,278,298)	(4,561)
Income Tax Expense/(Benefit)	107,683	120,924	97,212	(17,028)	(373,601)	(40,133)

Net Income/(Loss)	176,965	193,910	110,124	(36,892)	(1,904,697)	35,572

Less: Net (Income)/Loss Attributable to the Noncontrolling Interests	(5,809)	(6,230)	(7,211)	6,354	139,223	(136,926)
Net Income/(Loss) attributable to Nuveen Investments	$171,156	$187,680	$102,913	$(30,538)	$(1,765,474)	$(101,354)

Balance Sheet Data (at period end):
Total assets	$1,077,217	$1,227,772	n/a	$8,685,305	$6,454,490	$6,654,203
Total short-term obligations	265,564	259,278	n/a	274,258	215,396	414,083
Total long-term obligations	629,823	632,806	n/a	5,568,252	5,325,956	5,271,060
Total Nuveen Investments’ shareholders’ equity	156,823	290,719	n/a	2,781,480	1,041,103	968,121
Noncontrolling interest	25,007	44,969	n/a	61,315	(127,965)	939
Net Assets Under Management, at period end (in millions)
Mutual funds	$14,495	$18,532	n/a	$19,195	$14,688	$21,370
Closed-end funds	51,997	52,958	n/a	52,305	39,858	45,985
Managed accounts	69,625	90,119	n/a	92,807	64,677	77,441

Total	$136,117	$161,609	n/a	$164,307	$119,223	$144,796

Gross Investment Product Sales (in millions)
Mutual funds	$3,191	$5,642	n/a	$6,066	$6,315	$7,806
Closed-end funds	2,302	595	n/a	1,706	2	1,231
Managed accounts	21,900	25,869	n/a	18,381	14,671	18,035

Total	$27,393	$32,106	n/a	$26,153	$20,988	$27,072

Other Financial Data:
Depreciation and amortization	$14,237	$17,857	$15,457	$9,294	$75,189	$85,516
Capital expenditures	13,494	11,123	17,924	5,114	24,724	10,815

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

As of December 31, 2009, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2009, is effective.

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

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report appearing on page 106, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.

Report of Independent Registered Public Accounting Firm

The Board of Directors
Nuveen Investments, Inc.:

We have audited the accompanying consolidated balance sheets of Nuveen Investments, Inc. and subsidiaries (the Company) as of December 31, 2009 and 2008 and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the years ended December 31, 2009 and 2008 and the period November 14, 2007 to December 31, 2007 (the Successor Periods), and the period January 1, 2007 to November 13, 2007 (the Predecessor Period). We also have audited the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nuveen Investments, Inc. and subsidiaries as of December 31, 2009 and 2008 and the results of their operations and their cash flows for the years ended December 31, 2009 and 2008 and the period November 14, 2007 to December 31, 2007 (the Successor Periods), and the period January 1, 2007 to November 13, 2007 (the Predecessor Period), in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/  KPMG LLP

Chicago, Illinois
March 29, 2010

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Effective as of December 31, 2009, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chairman and Chief Executive Officer, Principal Financial Officer, and General Counsel of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s Chairman and Chief Executive Officer, Principal Financial Officer, and General Counsel concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

In connection with management’s evaluation, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended December 31, 2009 were identified that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

See page 105 for Management’s Report on Internal Control over Financial Reporting. KPMG LLP, the registered public accounting firm that audited the consolidated financial statements included in this Report, has issued an attestation report on management’s assessment on the Company’s internal control over financial reporting. That attestation report on management’s assessment of internal control over financial reporting is provided on page 106 in Item 8. “Financial Statements and Supplementary Data.”

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our directors and executive officers as of March 31, 2010 are as follows:

Name	Age	Principal Position

John P. Amboian	48	Chief Executive Officer and Director
Glenn R. Richter	48	Executive Vice President, Chief Operating Officer and Principal Financial Officer
John L. MacCarthy	50	Executive Vice President, Secretary and General Counsel
Sherri A. Hlavacek	47	Managing Director, Corporate Controller, and Principal Accounting Officer
Timothy M. Hurd	39	Director
Mark B. Tresnowski	50	Director
Vahe A. Dombalagian	36	Director
Edward M. Magnus	34	Director
Peter S. Voss	63	Director
Eugene S. Sunshine	60	Director
Frederick W. Eubank II	46	Director
Nathan C. Thorne	56	Director
Angel L. Morales	36	Director

John P. Amboian has been our Chief Executive Officer since June 2007. He has been a director since May 1998 and became a director of Holdings upon completion of the MDP Transactions. He was the President of our company from May 1999 to September 2007. Prior to that, he served as Executive Vice President and Chief Financial Officer of our company since June 1995.

The Company believes that Mr. Amboian’s financial and business expertise, including his diversified background with over fourteen years experience as a senior executive leader of our Company in the positions noted above, with an additional ten years experience prior thereto as the treasurer and chief financial officer of a large, global business, give him the qualifications and skills to serve as a Director.

Glenn R. Richter has served as our Executive Vice President and Chief Operating Officer since October 2006. He joined our company as Executive Vice President and Chief Administrative Officer in May 2006. In October 2006, he was also designated as the Principal Financial Officer of our company. Prior to that, he served as Executive Vice President and Chief Financial Officer of RR Donnelley & Sons beginning in April 2005. Prior to that, from 2000 to April 2005, he served in various capacities at Sears, Roebuck and Co., including Executive Vice President and Chief Financial Officer, Senior Vice President, Finance and Vice President and Controller.

John L. MacCarthy has served as our Executive Vice President, Secretary and General Counsel since January 2008. He joined our company as Senior Vice President and General Counsel in March 2006 and became our Secretary in May 2006. Prior to that, he was a partner at the law firm of Winston & Strawn LLP beginning in 1993.

Sherri A. Hlavacek has served as our Managing Director and Corporate Controller since March 2009. Prior to that, she served as Corporate Controller since 2001 and also became our Principal Accounting Officer in October 2006. She joined our company in 1998 as Vice President and Assistant Controller.

Timothy M. Hurd became a director and a director of Holdings upon completion of the MDP Transactions. Mr. Hurd is a Managing Director of MDP and joined that firm in 1996. Mr. Hurd also serves on the board of directors of CapitalSource Inc.

The Company believes that Mr. Hurd’s financial and business expertise, including his diversified background in the financial services sector, his position as Managing Director of MDP, and his service as a director of CapitalSource, Inc, give him the qualifications and skills to serve as a Director.

Mark B. Tresnowski became a director and a director of Holdings upon completion of the MDP Transactions. Mr. Tresnowski is a Managing Director and General Counsel of MDP and joined that firm in 2005. Mr. Tresnowski was a partner at Kirkland & Ellis LLP, a firm he had been with from 1986 through 1999 and rejoined in August 2004 after having served as Executive Vice President and General Counsel of Allegiance Telecom Inc., a nationwide competitive local exchange carrier and portfolio company of MDP, from 1999 through 2004. Allegiance filed for reorganization under Chapter 11 of the Bankruptcy Code in 2003. Mr. Tresnowski currently serves on the board of directors of US Power Generating Company.

The Company believes that Mr. Tresnowski’s financial and business expertise, including his diversified background as a partner at a nationally recognized law firm, his former position as a senior executive and General Counsel of Allegiance Telecom Inc., and his current position as a Managing Director and General Counsel of MDP, give him the qualifications and skills to serve as a Director.

Vahe A. Dombalagian became a director and a director of Holdings upon completion of the MDP Transactions. Mr. Dombalagian is a Managing Director of MDP and joined that firm in 2001. Mr. Dombalagian currently serves on the board of directors of Cinemark Holdings, Inc. and LA Fitness International, LLC.

The Company believes that Mr. Dombalagian’s financial and business expertise, including his diversified background with an emphasis on the financial services, his position as Managing Director of MDP, and his service as a director of Cinemark, Inc. and LA Fitness International, give him the qualifications and skills to serve as a Director.

Edward M. Magnus became a director and a director of Holdings upon completion of the MDP Transactions. Mr. Magnus is a Director of MDP and joined that firm in 2004.

The Company believes that Mr. Magnus’s financial and business expertise, including his diversified background in the financial services sector, and his position as a Director of MDP, give him the qualifications and skills to serve as a Director.

Peter S. Voss has been a director and a director of Holdings since May 2008. Since 2007, Mr. Voss has been a private investor and consultant. Prior to that, he served as Chairman and Chief Executive Officer of Natixis Global Asset Management (formerly known as Ixis Asset Management), a global multi-firm asset management company with assets under management of over $700 billion with headquarters in Paris, France and Boston, Massachusetts. Mr. Voss currently serves as a director of The Oakmark Funds and IRG, Inc. Mr. Voss also serves as a director on the Board of Brown University and other charitable organizations.

The Company believes that Mr. Voss’s financial and business expertise, including his diversified background during his thirty nine year career concentrated on the asset management and financial services sector, his former positions as the Chairman and Chief Executive Officer of a number of companies, including Nvest Companies, Natixis Global Asset Management, and his current position as a director at the Oakmark Funds and IRG, noted above, give him the qualifications and skills to serve as a Director.

Eugene S. Sunshine has been a director and a director of Holdings since May 2008. Mr. Sunshine is Senior Vice President for Business and Finance, Northwestern University and joined that institution in 1997. Mr. Sunshine currently serves as the Chairman of the board of directors of Rubicon and on the boards of directors of Chicago Board Options Exchange, Evanston Chamber of Commerce, Evanston Invensure and Pathways. Mr. Sunshine previously served as a director of National Mentor Holdings from 2003 through 2006 and as a trustee of the Nuveen Funds from 2005 through July 2007.

The Company believes that Mr. Sunshine’s financial and business expertise, including his diversified business background as Senior Vice President for Business and Finance (Chief Financial Officer) at Northwestern University since 1997, with similar responsibilities at Johns Hopkins University for ten years prior thereto, his broad background in the financial services sector, his current position as a director of the Chicago Board of Options Exchange and other entities, and his prior position as a trustee of the Nuveen Funds, give him the qualifications and skills to serve as a Director.

Frederick W. Eubank II has been a director and a director of Holdings since May 2008. Mr. Eubank is a Managing Partner of Wachovia Capital Partners and joined that firm in 1989. Mr. Eubank currently serves on the boards of directors of Capital Source, Inc. and Comsys IT Partners.

The Company believes that Mr. Eubank’s financial and business expertise, including his diversified background in the financial services sector, his current position as a Managing Partner of Wachovia Capital Partners, and his current position as a director of Capital Source, Inc. and Comsys IT Partners, give him the qualifications and skills to serve as a Director.

Nathan C. Thorne has been a director and a director of Holdings since January 2009. Mr. Thorne is currently a consultant to Bank of America. For the five years prior to July 2, 2009, Mr. Thorne was President of Merrill Lynch Global Private Equity. He also previously served as Senior Vice President of Merrill Lynch & Co., Inc.

The Company believes that Mr. Thorne’s financial and business expertise, including his diversified background in the financial services sector with executive positions with both Citibank, NA and Merrill Lynch, including as President of Merrill Lynch Global Private Equity, and his present position as a consultant to Bank of America, and as a director of Hospital Corporation of America, give him the qualifications and skills to serve as a Director.

Angel L. Morales has been a director and a director of Holdings since April 2009. Mr. Morales is a Managing Director of BAML Capital Partners (formerly known as Merrill Lynch Global Private Equity) and joined that firm in 1996. Mr. Morales currently serves on the boards of directors of Aeolus Re Ltd. and Sentillion, Inc.

The Company believes that Mr. Morales’s financial and business expertise, including his diversified background in the financial services sector, his current position as Managing Director of BAML Capital Partners, and his service as a director of Aeolus Re Ltd., give him the qualifications and skills to serve as a Director.

There are no family relationships among any of the executive officers or directors.

Holdings’ Board of Managers

Each person who is a member of the board of managers of Holdings has been appointed pursuant to the limited liability company agreement of Holdings. Pursuant to this agreement, the board of managers of Holdings consists of ten members, and MDP has the right to appoint six members, an affiliate of BAML Capital Partners (formerly known as Merrill Lynch Global Private Equity) has the right to appoint two members, the Nuveen Investments chief executive officer will serve as a member and a majority of the other members of the board will appoint one independent member who will be a person who is unaffiliated with MDP or any co-investor or our company. Messrs. Hurd, Tresnowski, Dombalagian, Magnus, Eubank and Voss have been appointed by MDP and Messrs. Morales and Thorne has been appointed by an affiliate of BAML Capital Partners (formerly known as Merrill Lynch Global Private Equity). Mr. Sunshine has been appointed as the independent member of the board of managers. The limited liability company operating agreement of Holdings also provides that Holdings shall cause the board of directors of the Company to consist of the same individuals serving on the board of managers of Holdings.

Code of Ethics

Nuveen Investments has adopted a Code of Business Conduct and Ethics, which applies broadly to all employees, officers and directors and also includes specific provisions applying to the principal executive officer, the principal financial officer, the principal accounting officer and other senior officers, in compliance with regulatory requirements. We undertake to provide without charge to any person, upon request, by first class mail or other equally prompt means, a copy of the Company’s Code of Business Conduct and Ethics. You may obtain a copy by requesting it in writing or by telephone at the following address and telephone number:

Nuveen Investments, Inc.
Attention: General Counsel
333 West Wacker Drive
Chicago, Illinois 60606
Telephone number: (312) 917-7700

We also have a Code of Ethics and various related compliance procedures that apply to our business as an investment manager and sponsor of investment products, and the conduct of our employees and executives.

Board Committees

Nuveen Investments has three board committees — the Audit and Compliance Committee, the Compensation Committee, and the Strategy/M&A Committee.

Item 11.	Executive Compensation

EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This compensation discussion and analysis describes the material elements of compensation paid or awarded to our principal executive officer, principal financial officer, the three other most highly compensated executive officers of the Company, and one other former executive officer of the Company listed in the Summary Compensation Table below (“named executive officers”). The specific amounts and material terms of such compensation paid, payable or awarded are disclosed in the tables and narrative immediately after this section of this annual report. The Compensation Committee of our Board of Directors oversees the compensation program for our named executive officers.

Overview

On November 13, 2007, the date we were acquired by a group of private equity investors led by MDP in the MDP Transactions, we ceased being a public company subject to SEC and NYSE rules. Prior to that, a Compensation Committee of our Board of Directors composed solely of independent directors was responsible for the decisions regarding executive compensation. Our Compensation Committee now consists of non-employee directors appointed by our private equity investors. MDP appoints a majority of the members of the Compensation Committee. In connection with the MDP Transactions, we entered into an amended employment agreement with our chief executive officer and entered into employment agreements with our other named executive officers. The terms of these employment agreements are summarized in “2009 Potential Payments Upon Termination or Change In Control (Liquidity Event)” beginning on page 122.

Compensation Philosophy and Objectives

The Company’s overall philosophy is to create value by using all elements of executive compensation to reinforce a results-oriented management culture focusing on our level of earnings, the achievement of longer-term strategic goals and objectives and specific individual performance. The objectives of our compensation policies are (i) to provide a level of compensation that will allow us to attract, motivate, retain and reward talented executives who have the ability to contribute to our success, (ii) to link executive compensation to our success through the use of bonus payments based in whole or in part upon our performance (or that of a particular business unit), (iii) to align the interests of executives with those of our equity holders thereby providing incentive for, and rewarding, the attainment of objectives that inure to the benefit of our equity holders, and (iv) to motivate and reward high levels of performance or achievement. In years prior to the MDP Transactions, the alignment of our executives’ interests with those of our former shareholders was fostered through equity participation, including the use of stock awards and option grants. As discussed below, since the MDP Transactions we have sought a similar alignment of interests by awarding our named executive officers equity in our parent company, Holdings, and inviting them to invest in Holdings.

Components of Executive Compensation:

Total compensation for named executive officers is currently comprised of :

•	Base salary

•	Annual cash incentive awards

•	Mutual Fund Incentive Program awards

•	Retention awards

•	Equity incentive awards

•	Retirement plan benefits

•	Post-employment benefits

•	Other benefits and perquisites

The various components of named executive officers compensation reflect the following policies and practices of the Company. Certain components of our overall compensation program may not be included in each year’s compensation.

Base Salary

Base salary is provided to named executive officers in order to provide them with a degree of financial certainty. As has historically been true of the asset management industry generally, incentive compensation, and not base salary, is the primary compensation vehicle for our named executive officers. Prior to the MDP Transactions, we had set base salaries near the median level for the asset management industry. Annual base salaries for our named executive officers are set forth in their respective employment agreements and have not been altered since these employment agreements were entered into effective January 1, 2008. The base salary in the employment agreement of each of these named executive officers was determined based on historical base salary for such named executive officer considering base salaries for similarly situated executives in the investment management industry.

Annual Incentive Awards

Prior to the MDP Transactions, annual incentive awards consisted of both cash and equity awards. After the MDP Transactions, our annual incentive program has provided our executives with the opportunity to earn cash incentive awards based on the Compensation Committee’s discretion and evaluation of Company, individual and team performance. Each named executive officer’s annual incentive award is based on the target annual incentive amount specified in such officer’s employment agreement and the annual performance of the Company and other factors considered by the Compensation Committee. Our chief executive officer is entitled to an annual bonus equal to the sum of: (i) the prior fiscal year’s annual bonus, plus or minus (ii) an amount equal to (x) the prior fiscal year’s annual bonus multiplied by (y) the positive or negative percentage change in the Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) from its prior fiscal year. The Company’s Board of Directors, or the appropriate committee thereof, determines such change and makes such reasonable adjustments to the EBITDA amounts as are necessary and appropriate to reflect material acquisitions or divestures by the Company during the relevant fiscal years for purposes of making such determination. For our other named executive officers, the general practice is that annual incentive award amounts are recommended by the chief executive officer and approved by the Compensation Committee by using the target bonus amounts from their respective employment agreements and then adjusting up or down based on various factors including the Company’s EBITDA results, individual performance and other subjective factors summarized in the executives’ annual performance review. These target awards are not formula-based but were set based on historical bonus payments for such named executive officer considering annual incentive awards for similarly situated executives in the investment management industry. In determining bonuses for these named executive officers no specific percentage weightings are assigned to the various factors considered. Individual performance is subjectively measured based on individual accomplishment, including in the areas of leadership, communication and overall managerial ability, as well as performance of the business unit or personnel supervised by the named executive officer. No bonuses in respect of 2009 were paid to our named executive officers. However, in order to ensure retention of our named executive officers, they did receive awards under our Mutual Fund Incentive Program in June of 2009 and also received retention awards in January 2010, as described below. Prior to the MDP Transactions, we had engaged a compensation consultant to review the competitiveness of our incentive compensation within our peer group of investment management firms. Since the MDP Transactions, we have not engaged a compensation consultant and have not engaged in any formal benchmarking of executive compensation, although we have used data provided by McLagan Partners to review general compensation trends in the investment management industry.

Mutual Fund Incentive Program Awards

In order to create further employee incentives and to support the objectives of our aforementioned compensation policies, on June 30, 2009 we granted interests in several mutual funds sponsored and managed by us to certain employees, including certain of our named executive officers. These interests vest in two equal installments on the first and second anniversaries of the grant date, provided that the recipient remains employed through each such vesting date. These awards further align the compensation of our executives with the performance of our investment products. We are considering whether to grant Mutual Fund Incentive Program awards to named executive officers in the future.

Retention Awards

Retention awards were added as a component to the Company’s executive compensation practices for our named executive officers in 2010. Retention awards are designed to provide further financial incentives for our named executive officers and other executives to remain with the Company over specified periods, and to further align the incentives of our executives and of the Company. Retention awards have been made by the Company to other executives prior to 2010, and the Company’s practice with such prior awards, and with the 2010 awards to our named executive officers, has been to pay the full amount of the award in cash to the executive at the time of the award. The awards are not subject to repayment to the Company if the executive remains employed for the entire award period. If the executive terminates his or her employment with the Company without cause, a portion of the award will become subject to repayment based on the vesting schedule of the repayment obligation. The vesting schedule for the awards made to our named executive officers was for calendar year 2010, with 25% of the award not subject to repayment at the end of each calendar quarter. If the company terminates the executive’s employment other than for cause during the retention period, the executive is entitled to retain the entire award. We are considering whether we will make retention awards to named executive officers in the future.

Equity Awards

In connection with the MDP Transactions, all outstanding awards under our former equity-based compensation plans were cancelled and converted into the right to receive cash payments with respect to such awards. However, in connection with the MDP Transactions, each of our named executive officers purchased equity in Holdings in the form of Class A Units or deferred Class A Units. In addition, certain named executive officers who had recently joined the Company were granted deferred restricted Class A Units of Holdings that vest over time. Finally, each named executive officer received Class B Units of Holdings that provide the right to participate in increases in the value of the Company above the aggregate purchase price paid in the MDP Transactions. The Class A Units and Class B Units are intended to provide incentive to management to keep focused on the long-term value of the Company. The Company is currently considering restructuring the Class B Units to provide more effective long term incentives. For more information regarding the deferred restricted Class A Units and Class B Units, see the narrative entitled “2009 Outstanding Equity Awards At Fiscal Year-End” beginning on page 117 . For more information regarding the deferred Class A Units, see the narrative entitled “2009 Non-Qualified Deferred Compensation” beginning on page 121.

Tax Deductibility of Incentive Awards

We are aware that Section 162(m) of the Internal Revenue Code provides a $1 million limit on the deductibility for federal tax law purposes of compensation paid to top executives of publicly-traded companies, subject to certain exceptions. One of the exceptions is for compensation based on the attainment of objective performance standards that have been approved by shareholders. Prior to the MDP Transactions, certain of our incentive awards were designed to qualify for this exception and to permit the full deductibility by the Company of compensation paid to executive officers thereunder. Since we became privately-held as of November 13, 2007, we have not been subject to Section 162(m).

Retirement Plan Benefits

We do not regard retirement plan benefits as a central element of our overall compensation strategy. Retirement plans, in general, are designed to provide executives with financial security after their employment has terminated. The named executive officers participate in a 401(k) retirement savings plan available to all salaried employees. Company matching contributions under the 401(k) plan are available to all employees generally and are designed to encourage and increase employee savings. The Company matches 50% of employee contributions up to 6% (10% prior to June 1, 2009) of an employee’s salary or $16,500 (for 2009, as adjusted), whichever is less. The matching contributions by the Company vest over a three-year period from the date of employment.

Our named executive officers who joined the Company prior to March 24, 2003 also participate in our tax-qualified defined benefit retirement plan (the “Retirement Plan”) and our excess benefit plan (the “Excess Benefit Plan”), which is designed to make up for the benefits lost under the Company’s Retirement Plan because of limitations imposed by the Internal Revenue Code on the amount of benefits that can be accrued under the Retirement Plan. Participation in our Retirement Plan has been frozen and is restricted to employees who qualified as participants prior to March 24, 2003. Additionally, on March 31, 2004, we amended our Retirement Plan such that existing participants will not accrue any new benefits under our Retirement Plan or Excess Benefit Plan after March 31, 2014. The Excess Benefit Plan allows named executive officers eligible to participate to receive full credit for their salary, which would not otherwise be available to them under our qualified Retirement Plan. Effective December 31, 2008, the Excess Benefit Plan was amended to provide that a participant’s compensation earned after December 31, 2008 that is more than $200,000 above the compensation limitation imposed by Section 401(a)(17) of the Internal Revenue Code will not be taken into account for purposes of the plan, and to freeze participation in the plan so that no additional employees may become eligible to participate in the plan. Effective July 31, 2009, the Excess Benefit Plan was amended to provide that benefit accruals are frozen. Effective October 28, 2009, the Excess Benefit Plan was terminated and the actuarial equivalent of total benefits thereunder will be paid out in two tranches, commencing in 2009 and ending in 2010. Compensation on which benefits under our Retirement Plan and Excess Benefit Plan are based includes only base salary and not annual incentive or other compensation. The Company’s overall long-term compensation approach centers on incentive based compensation and consequently the participation in and benefits under our Retirement Plan and Excess Benefit Plan are being phased out as described above.

Prior to the MDP Transactions, the Company also permitted certain more highly compensated employees to defer a portion of their annual bonuses in accordance with terms of a plan that was designed to satisfy the requirements of Section 409A of the Internal Revenue Code. At the time of the MDP Transactions, this plan was terminated and all deferred amounts were paid out to participants.

Post-Employment Benefits

Our named executive officers may receive certain benefits in the event of their termination of employment. Termination benefits and change in control benefits provide additional security and help minimize inherent conflicts of interest for executives that may arise in potential change in control transactions. The arrangements for calculating these benefits were negotiated with our named executive officers in connection with the MDP Transactions. The Compensation Committee has not altered these arrangements. The terms of these post-employment benefits are summarized in “2009 Potential Payments Upon Termination or Change in Control (Liquidity Event)” beginning on page 122.

Other Benefits and Perquisites

Our named executive officers also participate in other employee benefit programs that are available to employees of the Company generally, including health and welfare benefit plans and a dependent college tuition scholarship plan. Named executive officers receive reimbursement, pursuant to applicable Company policies, for certain business expenses. In addition, consistent with our practice for other employees who are eligible under applicable securities laws to invest in certain Company-sponsored funds, we may waive applicable fees for named executive officers to encourage participation in and to capitalize such funds. Allowing our named executive officers and other employees to invest in Company-sponsored funds provides them an opportunity to participate in investment products that they may have helped to develop. The Company has also supported through charitable giving the charitable organizations to which its officers, including named executive officers, commit their time. In addition to the up to $5,000 match of charitable contributions available to all employees in 2009, the Company also contributed additional funds directly to charitable organizations, generally supporting those organizations to which the Company’s more senior executive officers commit their time and resources.

2009 SUMMARY COMPENSATION TABLE

The following table shows information concerning the annual compensation for services to the Company in all capacities of our principal executive officer, principal financial officers and the three other most highly compensated executive officers of the Company (and one other former executive) (collectively, the “named executive officers”). For a detailed description of the 2008 and 2007 amounts, see the footnotes to the 2008 Summary Compensation Table.

						Change in
						Pension Value
						and
						Nonqualified
						Deferred
				Stock	Option	Compensation	All Other	Total
Name and		Salary	Bonus	Awards	Awards	Earnings	Compensation	Compensation
Principal Position	Year	($)	($)	($)(1)	($)(2)	($)	($)(3)	($)

John P. Amboian	2009	650,000	—	—	—	57,971	3,832,284	4,540,255
Chief Executive Officer	2008	650,000	4,000,000	—	—	71,416	11,080	4,732,496
	2007	500,000	6,000,000	10,464,691	1,565,174	38,517	178,801	18,747,183
Mark J.P. Anson(4)	2009	600,000	—	—	—	—	1,862,526	2,462,526
President and	2008	600,000	2,300,000	—	—	—	156,340	3,056,340
Executive Director of	2007	197,692	1,500,000	8,958,646	—	—	391,936	11,048,274
Investment Services
Glenn R. Richter	2009	550,000	—	—	—	—	1,892,848	2,442,848
Executive Vice	2008	550,000	1,525,000	—	—	—	21,203	2,096,203
President, Chief	2007	500,000	1,600,000	8,500,529	162,550	—	14,369	10,777,448
Operating Officer and Chief Financial Officer
John L. MacCarthy	2009	450,000	—	—	—	—	1,014,340	1,464,340
Executive Vice	2008	450,000	850,000	—	—	—	8,560	1,308,560
President,	2007	400,000	1,000,000	5,255,686	518,374	—	19,043	7,193,103
Secretary and General Counsel
Sherri A. Hlavacek(5)	2009	285,000	—	—	—	44,019	359,667	688,686
Managing Director, Corporate Controller, and Principal Accounting Officer
Alan G. Berkshire(6)	2009	225,000	—	—	—	42,959	3,080,012	3,347,971
Former Senior	2008	550,000	1,400,000	—	—	62,019	188,740	2,200,759
Executive Vice President	2007	500,000	1,500,000	4,637,574	278,670	33,001	225,281	7,174,526

(1)	There were no stock awards granted in 2008 or 2009. Pursuant to the transition guidance issued by the SEC, the 2007 figures in this column have been re-computed to reflect the full grant date fair value of awards granted in 2007, computed in accordance with FASB ASC Topic 718.

(2)	There were no option awards granted in 2008 or 2009. Pursuant to the transition guidance issued by the SEC, the 2007 figures in this column have been re-computed to reflect the full grant date fair value of awards granted, computed in accordance with FASB ASC Topic 718.

(3)	The amounts in this column for 2009 include:

			Dependent
	Company		College		Matching		Mutual
	Paid		Tuition	Life	Contributions		Fund
	Parking	Relocation	Scholarship	Insurance	under the	Mutual Fund	Dividend
	Expenses	Expenses	Plan	Premiums	401(k) Plan	Interest Grant*	Payments

Mr. Amboian	$2,205	—	—	$803	$8,250	$3,800,023	$21,003
Mr. Anson	$1,540	—	—	$742	—	$1,850,019	$10,225
Mr. Richter	$1,540	—	$22,134	$680	$8,250	$1,850,019	$10,225
Mr. MacCarthy	—	—	—	$556	$8,250	$1,000,007	$5,527
Ms. Hlavacek	—	—	—	$352	$7,363	$350,018	$1,934
Mr. Berkshire	—	$90,000	—	$340	$6,875	—	—

*	This amount represents the market value of the Mutual Fund Incentive Program interests as of June 30, 2009, which was the date of grant. These interests vest in two equal installments on the first and second anniversaries of the grant date, provided that the named executive officer remains employed through each such vesting date. Therefore, as of December 31, 2009, these amounts have not been paid or fully earned.

For Mr. Berkshire, pursuant to his separation agreement, this amount also includes his separation payment of $2,877,797 and payment for his consulting services of $10,000 per month from July through September, 2009 and $25,000 per month from October through December, 2009. The terms of Mr. Berkshire’s separation agreement are summarized in “2009 Potential Payments Upon Termination or Change in Control (Liquidity Event)” beginning on page 122. Additionally, from time to time, the Company makes tickets to cultural and sporting events available to the named executive officers for business purposes. If not utilized for business purposes, the tickets may be used for personal use. There was no incremental cost to the Company for these tickets.

(4)	The Company recently announced that Mr. Anson will be leaving the Company in early April 2010.

(5)	Ms. Hlavacek was not a named executive officer in 2007 or 2008.

(6)	Mr. Berkshire ceased being an employee of the Company on June 30, 2009.

For a description of the employment agreements with the named executive officers, which agreements set the base salaries and target or minimum annual incentive amounts described in the table above, see “2009 Potential Payments Upon Termination or Change In Control (Liquidity Event)” beginning on page 122.

2009 GRANTS OF PLAN-BASED AWARDS

The Company made no grants of plan-based awards to the named executive officers in 2009.

2009 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table shows the outstanding unvested and unearned equity awards held by each named executive officer as of December 31, 2009.

	Number of Units		Market Value of
	That Have Not		Units That Have
Name	Vested (#)		Not Vested ($)

John P. Amboian	40,000	(1)	—
Mark J.P. Anson	20,000	(1)	—
	247,500	(2)	727,650	(3)
Glenn R. Richter	20,000	(1)	—
	240,000	(2)	705,600	(3)
John L. MacCarthy	14,400	(1)	—
	120,000	(2)	352,800	(3)
Sherri A. Hlavacek	6,200	(1)	—
Alan G. Berkshire	—	(4)	—

(1)	This figure represents the number of unvested Class B Units held by each named executive officer as of December 31, 2009. Based on the valuation conducted resulting in the goodwill impairment reflected in our Annual Financial Statements, the Class B Units had an implied per unit value of $0 as of December 31, 2009. For a detailed description of the vesting schedule see the text below.

(2)	This figure represents the number of unvested deferred restricted Class A Units held by each named executive officer as of December 31, 2009. For a detailed description of the vesting schedule see the text below.

(3)	The value was determined by multiplying the number of unvested deferred restricted Class A Units by the per unit value of the deferred restricted Class A Units as of December 31, 2009, which was $2.94, based on our Annual Financial Statements.

(4)	In connection with his separation agreement, the Company paid Mr. Berkshire $0.05 per unit for his 5,833 vested Class B Units and his remaining 21,945 Class B Units were forfeited.

Terms of Class B Units

The Class B Units held by the named executive officers were granted pursuant to grant agreements dated December 14, 2007 between Holdings and each named executive officer. The Class B Units are designated as Series 1 Class B Units (as described in the Windy City Investment Holdings L.L.C. Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”)). The Participation Threshold (as defined in the LLC Agreement) is determined and adjusted as provided in the LLC Agreement. As of the date of the grant agreements, the Participation Threshold was $2.8 billion and it has not been changed. The Class B Units are subject to certain limitations and restrictions, including, among other things, restrictions on transfer, certain drag-along, holdback provisions, and repurchase rights.

Seventy percent of the Class B Units vest on a quarterly pro-rata basis over five years beginning on November 13, 2007 (“Time Vested Units”), provided that the executive is, and has been, continuously: (i) employed by Holdings or any of its subsidiaries, (ii) serving as a manager or director of Holdings or its subsidiaries, or (iii) at the discretion of Holdings’ Board of Managers, providing services to Holdings or any of its subsidiaries as an advisor or consultant. Immediately prior to a Liquidity Event (as defined in the LLC Agreement), all unvested Time Vested Units become fully vested if the executive is, and has been continuously employed by or providing services to Holdings or its subsidiaries. The number of Time Vested Units that are vested cannot increase after the named executive officer ceases to be an employee of, or after termination of his services to, Holdings or any of its subsidiaries. Notwithstanding the foregoing, the named executive officer shall become fully vested in his Time Vested Units in the event of his death or termination due to disability.

The remaining thirty percent of the Class B Units vest on a quarterly pro-rata basis commencing on November 13, 2012 and ending on November 13, 2014 (“Liquidity Vested Units”) or, if sooner: (i) on a quarterly basis commencing on a Liquidity Event other than an initial public offering and ending on the first anniversary of the date of the closing of such event, (ii) on a quarterly pro-rata basis commencing on an initial public offering and ending on the second anniversary of the closing of such initial public offering, or (iii) if, after a Liquidity Event other than an initial public offering, the executive’s employment with Holdings has been terminated by Holdings without Cause or the executive has resigned from the Company for Good Reason (as such terms are defined in the grant agreement), provided that the executive is, and has been, continuously (x) employed by Holdings or any of its subsidiaries, (y) serving as a manager or director of Holdings or its subsidiaries, or (z) at the discretion of Holdings’ Board of Managers, providing services to Holdings or any of its subsidiaries as an advisor or consultant. The number of the Liquidity Vested Units that are vested cannot increase after the named executive officer ceases to be an employee of, or after termination of his services to, Holdings or any of its subsidiaries. Notwithstanding the foregoing, the named executive officer shall become fully vested in his Liquidity Vested Units in the event of his death or termination due to disability.

In the event of a Special Liquidity Event (as defined in the Class B Unit grant agreement) prior to November 13, 2012, then the vesting schedule described above is adjusted so that the Time Vested Units vest on a quarterly pro-rata basis between November 13, 2007 and November 13, 2010. Upon the consummation of a Special Liquidity Event, the amount of Time Vested Units will vest such that the total number of Time Vested Units that are vested on such date is equal to the total percentage of Time Vested Units that would be vested on such date pursuant to the adjusted vesting schedule. On each subsequent vesting date, the number of units that will vest is based upon the adjusted vesting schedule. In no event, however, will a Time Vested Unit vest later than its originally scheduled vesting date. If the executive ceases to be employed by, or provide services to, Holdings or any of its subsidiaries after a Special Liquidity Event due to his death, disability, termination by Holdings or a subsidiary without Cause or resignation for Good Reason, all of the Time Vested Units that have not yet become vested shall immediately vest. In the event of a Special Liquidity Event, the Liquidity Vested Units vest on a quarterly pro-rata basis commencing on November 13, 2010 and ending on November 13, 2012. If the executive ceases to be employed by, or provide services to, Holdings or any of its subsidiaries after a Special Liquidity Event due to his death, disability, termination by Holdings or the subsidiary without Cause or resignation for Good Reason, all of the Liquidity Vested Units that have not yet become vested shall immediately vest.

Terms of Deferred Restricted Class A Units

The deferred restricted Class A Units held by certain named executive officers were granted pursuant to grant agreements dated December 14, 2007 between the Company and the applicable named executive officer. Except for a grant of 315,000 deferred restricted Class A Units to Mr. Anson, which vests quarterly over four years beginning on November 13, 2007, the deferred restricted Class A Units vest on a quarterly pro-rata basis over five years beginning on November 13, 2007. Upon a Liquidity Event other than an initial public offering, all outstanding and unvested deferred restricted Class A Units become fully vested immediately prior to the Liquidity Event, provided that the named executive officer is, and has been, continuously: (i) employed by the Company or any of its subsidiaries, (ii) serving as a manager or director of the Company or its subsidiaries, or (iii) at the discretion of the Company’s Board of Directors, providing services to the Company or any of its subsidiaries as an advisor or consultant. The number of the deferred restricted Class A Units that are vested cannot increase after the named executive officer ceases to be an employee of, or after termination of his services to, the Company or any of its subsidiaries. Further, in the event the named executive officer terminates providing services to the Company and all of its subsidiaries for any reason, all unvested deferred restricted Class A Units become automatically cancelled on the date of termination. Notwithstanding the foregoing, the named executive officer shall become fully vested in his deferred restricted Class A Units in the event of his death or termination due to disability. The Company’s Board of Directors also has the discretion to accelerate the vesting of the deferred restricted Class A Units based on performance.

In connection with these deferrals, the Company established a separate notional account for each executive with respect to the deferred restricted Class A Units. The executive is entitled to receive all cash distributions paid with respect to his vested deferred restricted Class A Units credited to his notional account, payable at the time the underlying deferral is settled as described below. Any such cash distributions are notionally invested in accounts or other programs offered by the Company’s Board of Directors at its discretion.

The deferred restricted Class A Units are settled upon the earliest of: (i) a Liquidity Event other than an initial public offering, which constitutes a change in control event under Section 409A of the Internal Revenue Code, (ii) the date that is thirty days following the executive’s separation from service (or, if the executive is a Key Employee as defined in Section 409A of the Internal Revenue Code, the date that is six months following the executive’s separation from service), and (iii) February 15, 2013. Upon the settlement date, the executive is entitled to a distribution of the amounts credited to the executive’s notional account, including all cash distributions. Notwithstanding the foregoing, if the settlement is by reason of a separation from service, then the Company may deliver a cash amount equal to the liquidation value of the deferred restricted Class A Units or the fair market value of such other securities or property. Furthermore, in lieu of delivering Class A Units or other securities or property credited to the executive’s notional account, the Company or Parent, Windy City Investments, Inc., may deliver shares of stock of Parent having a fair market value of such other securities or property as of the date that such shares, securities, or property would otherwise be delivered. If the distribution is made in the form of stock of Parent (or any replacement equity) and if Holdings exists at the time of such distribution, the Company may, in its sole discretion, require the executive to agree to exchange such Parent stock (or replacement equity) after the distribution for units or nonvoting equity interests of Holdings (or replacement equity) in an amount of Class A Units (or replacement equity) with a liquidation value equal to the fair market value of Parent stock (or replacement equity) that is so exchanged.

2009 OPTION EXERCISES AND STOCK VESTED

The following table sets forth certain information regarding the equity that vested during 2009 for the named executive officers.

	Stock Awards
	Number of Units Acquired	Value Realized
Name	on Vesting (#)	on Vesting ($)(1)

John P. Amboian	7,778	—
Mark J.P. Anson	112,639	319,725
Glenn R. Richter	83,889	235,200
John L. MacCarthy	42,800	117,600
Sherri A. Hlavacek	1,206	—
Alan G. Berkshire	5,833	292	(2)

(1)	Reflects value of vested Class B Units and vested deferred restricted Class A Units as of December 31, 2009. No amounts were actually realized.

(2)	In connection with his separation agreement, the Company paid Mr. Berkshire $0.05 per unit for his 5,833 vested Class B Units.

2009 PENSION BENEFITS

This table shows the present value as of December 31, 2009 of the accumulated benefits payable to each of the named executive officers who participates in the Company’s Retirement Plan and Excess Benefit Plan determined using interest rates and mortality assumptions consistent with those used in the Company’s financial statements. All amounts shown in the table are fully vested. The Retirement Plan was closed to new participants in 2003. The Excess Benefit Plan was closed to new participants as of December 31, 2008, benefits were frozen as of July 31, 2009, and the Plan was terminated as of October 28, 2009. Therefore, Messrs. Anson, Richter, and MacCarthy do not participate in the Retirement Plan or Excess Benefit Plan.

		Number		Payments
		of Years	Present Value	During
		Credited	of Accumulated	Last Fiscal
		Service	Benefit	Year
Name	Plan Name(s)	(#)	($)	($)

John P. Amboian	Retirement Plan	13.5	227,154	—
	Excess Benefit Plan	13	147,442	136,273
Sherri A. Hlavacek	Retirement Plan	10	143,986	—
	Excess Benefit Plan	9.5	20,942	—
Alan G. Berkshire	Retirement Plan	10.5	140,120	—
	Excess Benefit Plan	10.5	0	157,843	(1)

(1)	In connection with his separation agreement, the Company paid Mr. Berkshire $157,843 under the Excess Benefit Plan

Each participant’s benefits under the Retirement Plan are determined under a formula that takes into account years of credited service and the participant’s average monthly compensation during the five consecutive calendar years of highest annual compensation in the ten consecutive calendar years prior to retirement, less a portion of primary Social Security benefits. Compensation on which plan benefits are based includes only base salary, as shown in the “Summary Compensation Table,” and not bonuses, incentive compensation, or profit-sharing plan contributions. The maximum annual benefit payable under the plan was not to exceed the lesser of $195,000 in 2009, and 100% of a participant’s average aggregate compensation for the three consecutive years in which he or she received the highest aggregate compensation from the Company or such lower limit as may be imposed by the Internal Revenue Code. The plan generally provides for payments to or on behalf of each vested employee upon such employee’s retirement at the normal retirement age provided under the plan or later, although provision is made for payment of early retirement benefits on a graduated reduced basis according to provisions of the plan. Normal retirement age under the plan is 65. An employee whose age and years of service add up to 90 is entitled to an unreduced pension despite not having attained normal retirement age. The plan provides for reduced retirement benefits once a participant has completed 15 or more years of continuous service with the Company and has reached at least age 55. As of December 31, 2009, Messrs. Amboian and Berkshire were not eligible for early retirement benefits under the plan.

The Excess Benefit Plan provides certain highly compensated employees who participate in the Retirement Plan, including, but not limited to, Mr. Amboian and, while he was employed, Mr. Berkshire, with additional retirement income in an amount equal to the difference between (i) the benefits any such employee would have received under the Retirement Plan but for limitations in that plan on the amount of annual benefits payable pursuant to that plan and (ii) the benefits actually payable to such employee under the Retirement Plan. Effective December 31, 2008, the Excess Benefit Plan was amended to freeze participation in the plan so that no additional employees may become eligible to participate in the plan. In addition, effective December 31, 2008, the Excess Benefit Plan was amended to provide that a participant’s compensation earned after December 31, 2008 that is more than $200,000 above the compensation limitation imposed by Section 401(a)(17) of the Internal Revenue Code will not be taken into account for purposes of the plan. As noted, effective July 31, 2009, the Excess Benefit Plan was amended to freeze benefit accruals effective October 28, 2009. The Plan was terminated, and the actuarial equivalent of total benefits thereunder will be paid out in two tranches, commencing in 2009 and ending in 2010.

Employees of certain subsidiaries of the Company are not eligible to participate in the Retirement Plan. On March 31, 2004, the Company amended the Retirement Plan such that existing participants will not accrue any new benefits under the Retirement Plan after March 31, 2014.

2009 NON-QUALIFIED DEFERRED COMPENSATION

The following table discloses contributions, earnings, and balances to the named executive officers who elected to defer a portion of their 2007 bonus, payable in 2008, in exchange for 50,000 fully vested deferred Class A Units as described below:

	Executive	Aggregate	Aggregate	Aggregate
	Contributions	Earnings	Withdrawals/	Balance at
	in Last FY	in Last FY	Distributions	Last FYE
Name	($)	($)(1)	($)	($)

Mark J.P. Anson	—	(353,000)	—	147,000
John L. MacCarthy	—	(353,000)	—	147,000

(1)	This figure represents the difference between the value of the 50,000 deferred Class A Units on the date of purchase ($10.00 per unit) and the implied value of the deferred Class A Units as of December 31, 2009 ($2.94 per unit).

Pursuant to Deferred Unit Purchase Agreements dated December 14, 2007 with the Company, Messrs. Anson and MacCarthy each elected to defer $500,000 of their 2007 bonus, payable in 2008, in exchange for 50,000 fully vested deferred Class A Units. The deferred Class A Units are expensed at the Holdings level, not at the Company level, and, therefore, these awards do not appear in the 2009 Outstanding Equity Awards at Fiscal Year-End table. As of December 31, 2009, the deferred Class A Units had an implied value of $2.94 per unit.

In connection with these deferrals, the Company established a separate notional account for each executive with respect to the deferred Class A Units. The executive is entitled to receive all cash distributions paid with respect to the Class A Units credited to his notional account, payable at the time the underlying deferral is settled as described below. Any such cash distributions are notionally invested in accounts or other programs offered by the Company’s Board of Directors at its discretion.

The deferred Class A Units are settled upon the earliest of: (i) a Liquidity Event (as defined in the LLC Agreement) other than an initial public offering, which constitutes a change in control event under Section 409A of the Internal Revenue Code, (ii) the date that is thirty days following the executive’s separation from service (or, if the executive is a Key Employee as defined in Section 409A of the Internal Revenue Code, the date that is six months following the executive’s separation from service), and (iii) February 15, 2013. Upon the settlement date, the executive is entitled to a distribution of the amounts credited to the executive’s notional account, including all cash distributions. Notwithstanding the foregoing, if the settlement is by reason of a separation from service, then the Company may deliver a cash amount equal to the liquidation value of the Class A Units or the fair market value of such other securities or property. Furthermore, in lieu of delivering Class A Units or other securities or property credited to the executive’s notional account, the Company or Parent, Windy City Investments, Inc., may deliver shares of stock of Parent having a fair market value of such other securities or property as of the date that such shares, securities, or property would otherwise be delivered. If the distribution is made in the form of stock of Parent (or any replacement equity) and if Holdings exists at the time of such distribution, the Company may, in its sole discretion, require the executive to agree to exchange such Parent stock (or replacement equity) after the distribution for units or nonvoting equity interests of Holdings (or replacement equity) in an amount of Class A Units (or replacement equity) with a liquidation value equal to the fair market value of Parent stock (or replacement equity) that is so exchanged.

2009 POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL
(LIQUIDITY EVENT)

The following tables and the accompanying narrative show potential benefits payable to our named executive officers upon the occurrence of the events specified therein, assuming such events occurred on December 31, 2009 and excluding certain benefits generally available to all salaried employees. The amounts disclosed below reflect the aggregate potential payments under each scenario and category. Retirement benefits are shown under “2009 Pension Benefits” in the table on page 120. None of our named executive officers were eligible for retirement or early retirement as of December 31, 2009. Disability benefits of 60% of base salary and the employee’s average bonus for the previous two years are generally available to all employees. There is a monthly maximum of $15,000 for such benefits. A description of the terms of the employment agreements with the named executive officers follows the tables below. For a description of the terms of the deferred restricted Class A and Class B unit awards, see “2009 Outstanding Equity Awards at Fiscal Year-End” beginning on page 117.

John P. Amboian

The following table shows the potential payments upon termination for John Amboian, our principal executive officer, assuming such events occurred on December 31, 2009.

Executive Benefits and	Involuntary Not for Cause or
Payments Upon Termination	Good Reason Termination	Death	Disability

Bonus Through Termination Date	$4,966,667	$4,966,667	$4,966,667
Severance Payment	$7,000,000	—	—
Accelerated Vesting of Equity	—	—	—
Post-termination Health Care	$20,465	$20,465	$20,465
Incremental Non-Qualified Pension	$82,857	—	—
Total:	$12,069,989	$4,987,132	$4,987,132

Mark J.P. Anson

The following table shows the potential payments upon termination for Mark Anson, our President and Executive Director of Investment Services, assuming such events occurred on December 31, 2009.

Executive Benefits and	Involuntary Not for Cause or
Payments Upon Termination*	Good Reason Termination	Death	Disability

Bonus Through Termination Date	$2,300,000	$2,300,000	$2,300,000
Severance Payment	$5,000,000	—	—
Accelerated Vesting of Equity	$727,650	$727,650	$727,650
Post-termination Health Care	$20,404	$20,404	$20,404
Total:	$8,048,054	$3,048,054	$3,048,054

*	Mr. Anson and the Company have agreed that his employment with the Company will terminate by mutual agreement in early April 2010. In connection with this separation, Mr. Anson will receive certain payments and benefits under his employment agreement with the Company that are consistent with the termination of his employment by mutual agreement.

Glenn R. Richter

The following table shows the potential payments upon termination for Glenn Richter, our principal financial officer, assuming such events occurred on December 31, 2009.

Executive Benefits and	Involuntary Not for Cause or
Payments Upon Termination	Good Reason Termination	Death	Disability

Bonus Through Termination Date	$1,525,000	$1,525,000	$1,525,000
Severance Payment	$1,750,000	—	—
Accelerated Vesting of Equity	$705,600	$705,600	$705,600
Post-termination Health Care	$20,342	$20,342	$20,342
Total:	$4,000,942	$2,250,942	$2,250,942

John L. MacCarthy

The following table shows the potential payments upon termination for John MacCarthy, our Senior Vice President, General Counsel and Secretary, assuming such events occurred on December 31, 2009.

Executive Benefits and	Involuntary Not for Cause or
Payments Upon Termination	Good Reason Termination	Death	Disability

Bonus Through Termination Date	$850,000	$850,000	$850,000
Severance Payment	$1,000,000	—	—
Accelerated Vesting of Equity	$352,800	$352,800	$352,800
Post-termination Health Care	$20,218	$20,218	$20,218
Total:	$2,223,018	$1,223,018	$1,223,018

Sherri A. Hlavacek

Sherri Hlavacek, our Managing Director, Corporate Controller, and Principal Accounting Officer, does not maintain an employment agreement with the Company. Assuming Ms. Hlavacek was terminated without cause on December 31, 2009, under the Company’s severance policy available to all full-time employees, Ms. Hlavacek would be entitled to one month of base salary for every year of service with the Company. As of December 31, 2009, Ms. Hlavacek had eleven years of service with the Company, and, therefore, she would be entitled to $261,250 upon a termination without cause.

Alan G. Berkshire

The Company entered into a separation agreement with Mr. Berkshire on June 30, 2009. The Company agreed to pay certain payments and benefits specified in Mr. Berkshire’s employment agreement, provided that Mr. Berkshire agreed to a general release of claims. The Company agreed to pay Mr. Berkshire within thirty days of termination: (i) an amount equal to $2,700,000 representing the sum of the enhanced separation amount and one-half of the prior bonus under his employment agreement, which terms were similar to those in the employment agreements for Messrs. Anson, Richter and MacCarthy described below and (ii) a payment of $157,843 under the Excess Benefit Plan. In addition, Mr. Berkshire is entitled to one year post-termination healthcare coverage with a value of $19,662. With respect to Class A Units that Mr. Berkshire purchased, the repurchase rights with respect to those Class A Units were waived. With respect to the Class B Units granted to Mr. Berkshire, the Company agreed to pay Mr. Berkshire $0.05 per unit for his 5,833 vested Class B Units. The remaining 21,945 unvested Class B Units were forfeited.

Beginning on June 30, 2009, Mr. Berkshire agreed to provide consulting services to the Company for the remaining portion of 2009. The Company agreed to pay Mr. Berkshire $10,000 per month during the consulting period and to reimburse him for all reasonable out of pocket expenses incurred during the consulting period, including parking. On November 2, 2009, in recognition for the time being devoted to his consulting services, the

Company agreed to pay Mr. Berkshire $25,000 per month from October, 2009 through February 28, 2010. On February 26, 2010, the Company extended the agreement through March 31, 2010.

Upon a Liquidity Event, based on unvested awards as of December 31, 2009, the value of the accelerated vesting for each of the named executive officers is as follows: Mr. Anson, $727,650; Mr. Richter $705,600; and Mr. MacCarthy, $352,800.

Employment Agreement with Mr. Amboian

Effective November 1, 2002, the Company entered into an employment agreement with Mr. Amboian, which was amended as of January 1, 2008 in connection with the MDP Transactions. The agreement provides that Mr. Amboian’s employment will terminate on December 31, 2012, subject to automatic one-year renewal periods, unless he is terminated as a result of death or disability or by sixty days written notice of non-renewal by either party. The agreement provides for a minimum base salary of $650,000, a 2007 minimum annual bonus of $5,500,000 and a 2007 target annual bonus of $6,000,000. For each subsequent year, Mr. Amboian is entitled to an annual bonus equal to the sum of: (i) the prior fiscal year’s annual bonus, plus or minus (ii) an amount equal to (x) the prior fiscal year’s annual bonus multiplied by (y) the positive or negative percentage change in the Company’s EBITDA from its prior fiscal year. The Company’s Board of Directors, or the appropriate committee thereof, determines such change and makes such reasonable adjustments to the EBITDA amounts as are necessary and appropriate to reflect material acquisitions or divestures by the Company during the relevant fiscal years for purposes of making such determination.

Under the amended agreement, in the event Mr. Amboian’s employment is terminated (a) other than for Cause or (b) for Good Reason (each as defined in his agreement), Mr. Amboian will receive a lump sum cash payment within thirty days after the date of his termination equal to the sum of his: (i) “Accrued Obligations” (as defined below) and (ii) $7,000,000. Mr. Amboian is also entitled to: (i) accelerated vesting of any outstanding equity awards in accordance with the terms of the agreement or plan pursuant to which such interests were issued or granted, (ii) continuation of welfare benefits for the earlier of one year or the date of medical or welfare benefit coverage with another employer, and (iii) one year of additional age and service credit under the Company’s Retirement Plan. “Accrued Obligations” means the sum of: (i) Mr. Amboian’s annual base salary through the date of termination and (ii) the product of (x) the average annual bonus paid to Mr. Amboian in respect of the three completed fiscal years prior the date of termination and (y) a fraction, the numerator of which is the number of days in the then-current fiscal year that had elapsed up to and including the date of termination and the denominator of which is 365.

In the event Mr. Amboian terminates employment by reason of death or disability, Mr. Amboian is entitled to: (i) a lump sum cash payment within thirty days after his termination equal to his Accrued Obligations, (ii) any accrued benefits (including disability benefits, if termination is due to disability), and (iii) accelerated vesting of any outstanding stock options, restricted stock, or restricted stock units. In the event Mr. Amboian is terminated for Cause or he terminates other than for Good Reason, Mr. Amboian is entitled to his annual base salary earned through his date of termination and any accrued benefits.

Mr. Amboian’s agreement further provides that he will not be permitted to solicit or hire any person employed by the Company for twelve months after termination of employment.

Employment Agreements with Messrs. Anson, Richter and MacCarthy

The Company also entered into employment agreements with Messrs. Anson, Richter and MacCarthy on January 1, 2008, each of which has substantially similar terms. Ms. Hlavacek does not have an employment agreement with the Company. Each agreement provides that the named executive officer’s employment will terminate on December 31, 2012, subject to automatic one-year renewal periods unless terminated as a result of death or disability or by sixty days written notice of non-renewal by either party. Under each agreement, the named executive officer is entitled to: (i) a minimum annual base salary, (ii) continued participation in the Company’s annual cash incentive plan then in effect, and (iii) a right to participate in the Company’s employee benefit programs and policies. The agreements provide for minimum base salaries of $600,000, $550,000, and

$450,000 for Messrs. Anson, Richter, and MacCarthy, respectively. The agreements also set forth minimum and/or target bonuses for 2007, 2008, and/or 2009 as follows: 2007 minimum bonus of $1,500,000, 2008 target bonus of $3,000,000 and 2009 target bonus of $3,500,000 for Mr. Anson; 2007 minimum bonus of $1,500,000 and 2008 target bonus of $1,750,000 for Mr. Richter; and 2007 minimum bonus of $900,000 and 2008 target bonus of $1,000,000 for Mr. MacCarthy. Minimum bonuses were to be a floor on the bonus payment to these named executive officers, while target bonuses were expected to be paid for good performance if the Company also performed well. In light of challenging conditions in the financial markets generally in 2009, which negatively impacted the Company’s financial performance, bonuses were not paid for 2009.

Under each of these agreements, in the event the executive’s employment is terminated (a) other than for Cause or (b) for Good Reason (each as defined in the employment agreements), provided that the named executive officer does not revoke a general release of claims, the executive will receive a lump sum cash payment within thirty days after the date of his termination equal to the sum of his: (i) “Accrued Obligations” (as defined below) and (ii) “Enhanced Severance Amount” (as described below). Each named executive officer is also entitled to: (i) one year of welfare benefit continuation for the executive and/or the executive’s family on the terms and conditions substantially equivalent to those provided to other senior executives of the Company and their families at such time and (ii) accelerated vesting of any outstanding equity awards in accordance with the terms of the agreement or plan pursuant to which such interests were issued or granted. “Accrued Obligations” means the sum of: (i) the executive’s annual base salary through the date of termination and the executive’s annual bonus for the prior fiscal year to the extent not already paid and (ii) the product of (x) the executive’s annual bonus for the prior fiscal year and (y) a fraction, the numerator of which is the number of days in the then-current fiscal year that had elapsed up to and including the date of termination and the denominator of which is 365. The “Enhanced Severance Amount” for each named executive officer as of December 31, 2009 is $5,000,000, $1,750,000, and $1,000,000 for Messrs. Anson, Richter, and MacCarthy, respectively.

In the event the named executive officer terminates employment by reason of death or disability, the executive will receive: (i) a lump sum cash payment within thirty days after his termination equal to his Accrued Obligations, (ii) one year of welfare benefit continuation for the executive and/or the executive’s family on the terms and conditions substantially equivalent to those provided to other senior executives of the Company and their families at such time, and (iii) accelerated vesting of any outstanding equity awards in accordance with the terms of the agreement or plan pursuant to which such interests were issued or granted. If the named executive officer is terminated for Cause or the named executive officer terminates other than for Good Reason, each executive is entitled to his annual base salary earned through his date of termination and any accrued benefits.

Each agreement further provides that the executive will be subject to an indefinite confidentiality provision and a twelve month employee and client non-solicit and non-disparagement limitation.

DIRECTOR COMPENSATION

The following table shows information concerning the compensation that the Company’s outside directors earned during the fiscal year ended December 31, 2009.

Fees Earned or
Name	Paid in Cash ($)(1)

Eugene S. Sunshine	$111,000
Peter S. Voss	$86,000

(1)	Consists of $70,000 in annual retainer for each director. The above total for Mr. Sunshine includes audit committee chairman fees of $15,000 and meeting fees of $26,000. The above total for Mr. Voss includes $16,000 in meeting fees.

Other than our two outside directors, none of our directors receives compensation for his services on our Board or the Holdings Board. Each of our outside directors receives: (i) an annual retainer of $70,000, payable quarterly at the time of the Holdings Board and Company Board meetings (which are generally held concurrently), and (ii) a fee of $2,000 for each Board and Board committee meeting. In addition, an outside director who serves as: (i) chair of the Nuveen Audit and Compliance Committee shall receive an additional annual fee of $15,000 and (ii) chair of any other Board committee shall receive an additional annual fee of $10,000, in each case payable quarterly. All or any portion of the annual retainer and committee fees described above may, at the election of the director, be paid in Class A Units (as defined in the LLC Agreement), which may be deferred. No such fees were paid in Class A Units in 2009. All of our directors are reimbursed for out-of-pocket expenses incurred in connection with attending all board and other committee meetings.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The following persons served on our Compensation Committee during 2009: Timothy M. Hurd, Mark B. Tresnowski, Vahe A. Dombalagian, Nathan Thorne. No member of the Compensation Committee was, during the fiscal year ended December 31, 2009, an officer, former officer or employee of our Company or any of our subsidiaries. None of our executive officers served as a member of:

•	the compensation committee of another entity in which one of the executive officers of such entity served on our Compensation Committee;

•	the board of directors of another entity, one of whose executive officers served on our Compensation Committee; or

•	the compensation committee of another entity in which one of the executive officers of such entity served as a member of our Board.

COMPENSATION COMMITTEE REPORT

The information contained in this report shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C other than as set forth in Item 407 of Regulation S-K, or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), except to the extent that we specifically request that the information contained in this report be treated as soliciting material, nor shall such information be incorporated by reference into any past or future filing under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, except to the extent that we specifically incorporate it by reference in such filing.

The Compensation Committee of the Board of Directors of Nuveen Investments, Inc. has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Report on Form 10-K.

Timothy M. Hurd, Chairman
Mark B. Tresnowski
Vahe A. Dombalagian
Nathan Thorne

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

All of our capital stock is owned by Parent, which in turn is owned by Holdings. Holdings was capitalized in connection with the MDP Transactions with approximately $2,750.2 million of equity capital in the form of Class A Units and Class A-Prime Units. Holdings also issued Class B Units to employees. As of March 31, 2010, Holdings had 276,383,059 Class A Units, 3,420,000 Class A-Prime Units and 797,781 Class B Units outstanding.

The following table sets forth certain information regarding the beneficial ownership of Class A Units of Holdings as of March 31, 2010 by:

•	each person who is the beneficial owner of more than 5% of its outstanding Class A Units;

•	each member of the board of directors of Holdings and our named executive officers; and

•	each of our directors and executive officers as a group.

To our knowledge, each such unitholder has sole voting and investment power as to the Units shown unless otherwise noted. Beneficial ownership of the Units listed in the table has been determined in accordance with the applicable rules and regulations promulgated under the Exchange Act.

	Class A Units(1)
		Percent of
	Number	Class

Principal Stockholders:
Madison Dearborn(2)	127,165,100	45.9%
Merrill Lynch(3)	90,000,000	32.5%
Directors and Named Executive Officers:
John P. Amboian(4)	3,000,000	1.1%
Mark J.P. Anson(5)	294,688	*
Glenn R. Richter(6)	210,000	*
Alan G. Berkshire(7)	500,000	*
John L. MacCarthy(8)	140.000	*
Sherri Hlavacek(9)	20,000
Timothy M. Hurd	—	*
Mark B. Tresnowski	—	*
Vahe A. Dombalagian	—	*
Edward M. Magnus	—	*
Peter S. Voss(10)	6,988	*
Eugene S. Sunshine(11)	7,638	*
Frederick W. Eubank II	—	*
Nathan C. Thorne	—	*
Angel Morales	—	*
All Directors and Executive Officers as a group (13 persons)	3,384,626	1.2%

*	Denotes less than one percent.

(1)	This column does not include an individual’s unvested Class A Units because he/she does not have voting or investment power over such Units. Except as required by law, none of the Class A Units are entitled to vote.

(2)	MDCP Holdco (Windy), LLC (“MDCP Holdco”) is the current record holder of 94,080,000 Class A Units and 3,420,000 Class A-Prime Units. MDCP Co-Investors (Windy), L.P. (“Co-Investors”) is the current record holder of 33,085,100 Class A Units. The Managers of MDCP Holdco are Madison Dearborn Capital Partners V-A, L.P. (“MDCP V-A”), Madison Dearborn Capital Partners V-C, L.P. (“MDCP V-C”), Madison Dearborn Capital Partners V Executive-A, L.P. (“Executive V-A”) and Madison Dearborn Partners V-A&C, L.P. (“MDP V-A&C”). MDP V-A&C is also the General Partner of each of MDCP V-A, MDCP V-C, Executive V-A and Co-Investors. All of the Units held by each of MDCP Holdco and Co-Investors may be deemed to be beneficially owned by MDP V-A&C. Messrs. John A. Canning, Paul J. Finnegan and Samuel M. Mencoff are members of a committee of MDP V-A&C and have joint control over these Units and share voting and investment power with respect to these Units. Each of MDP V-A&C and Messrs. John A. Canning, Paul J. Finnegan, Samuel M. Mencoff disclaim beneficial ownership of such Units except to the extent of each of such person’s pecuniary interests therein. The address for each of the entities and persons identified herein is c/o Madison Dearborn Partners, LLC, Three First National Plaza, Suite 4600, 70 West Madison Street, Chicago, Illinois 60602.

(3)	ML Windy City Investments Holdings, L.L.C. (“ML Windy”) is the direct beneficial owner of 90,000,000 Class A Units. The Managing Member of ML Windy is MLGPE US Strategies LLC, a wholly owned indirect subsidiary of Bank of America Corporation. The other Members of ML Windy are 2007 Merrill Lynch Merchant Banking Fund, L.P. (“MBF”) and ML Nuveen Co-Invest, L.P. (“ML Co-Invest”). The general partners of MBF and ML Co-Invest are each wholly owned indirect subsidiaries of Bank of America Corporation. The address for each of the entities identified herein is c/o Bank of America Corporation, 4 World Financial Center, New York, New York 10080.

(4)	All Class A Units held by John P. Amboian Jr. 2008 Living Trust, Trustee: John P. Amboian. Also holds 17,500 vested Class B Units pursuant to a grant on December 14, 2007.

(5)	Includes 50,000 Class A Units purchased on December 10, 2007 and 244,688 vested deferred Class A Units pursuant to grants on December 21, 2007. Also holds 8,750 vested Class B Units pursuant to a grant on December 14, 2007. The Company recently announced that Mr. Anson will be leaving the Company in early April 2010.

(6)	Includes 30,000 Class A Units purchased on December 14, 2007 and 180,000 vested Class A Units pursuant to a grant on December 21, 2007. Also holds 8,750 vested Class B Units pursuant to a grant on December 14, 2007.

(7)	5,833 vested Class B Units pursuant to a grant on December 14, 2007 were repurchased upon separation. Mr. Berkshire ceased being an employee of the Company on June 30, 2009.

(8)	Includes 50,000 Class A Units purchased via Deferred Bonus on December 14, 2007 and 90,000 vested deferred Class A Units pursuant to a grant on December 21, 2007. Also holds 6,300 vested Class B Units pursuant to a grant on December 14, 2007.

(9)	Also holds 2,713 vested Class B Units pursuant to a grant on December 14, 2007.

(10)	Also holds 210 vested Class B Units pursuant to a grant on August 13, 2008.

(11)	Also holds 210 vested Class B Units pursuant to a grant on August 13, 2008.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Management Services Agreement

Upon the closing of the MDP Transactions, we entered into a management services agreement with MDP and certain other equity investors in the Company pursuant to which they agreed to provide us with management, consulting, financial and other advisory services. Pursuant to this agreement, MDP and the other equity investors party thereto are entitled to receive fees based on the amount of any future equity financing and the amount of any future debt financing arranged for the Company by them, in addition to reimbursement of out-of-pocket fees and expenses incurred in any such transaction. The management services agreement also contains customary indemnification provisions in favor of MDP and the other equity investors party thereto.

Madison Dearborn Investment in a CLO managed by Symphony

An affiliate of MDP has purchased approximately $34.2 million in Subordinated Notes issued by Symphony CLO V. Symphony CLO V is a Cayman Islands limited company formed to issue notes and certain other securities in a collateralized debt obligation transaction. This transaction has closed and Symphony is managing the assets of Symphony CLO V. The Subordinated Notes are not entitled to interest at a stated rate, but are entitled to receive all amounts remaining, if any, after all other obligations of Symphony CLO V have been satisfied in accordance with the priority of payments. We have no equity interest in Symphony CLO V or, except by virtue of Symphony’s management contract, any other interest in it. See Note 12, “Consolidated Funds — Symphony CLO V,” in our Annual Financial Statements.

Transactions with Merrill Lynch and Bank of America

Upon completion of the MDP Transactions, an affiliate of Merrill Lynch acquired approximately 32.7% of Holdings’ Class A Units. We regularly engage in business transactions with Merrill Lynch and its affiliates for the distribution of our open-end funds, closed-end funds and other products and investment advisory services. For example, we participate in “wrap-fee” retail managed account and other programs sponsored by Merrill Lynch through which our investment services are made available to high-net-worth and institutional clients. In addition, we serve as sub-advisor to various funds sponsored by Merrill Lynch or its affiliates. We have continued to enter into these and other types of business relationships with Merrill Lynch since the completion of the MDP Transactions and will continue to do so in the future. On December 31, 2008, Bank of America Corporation (“Bank of America”) acquired Merrill Lynch. We also regularly engage in certain of the types of business transactions described above with Bank of America and will continue to do so. We and our funds have adopted and may adopt certain limitations on transacting business with Merrill Lynch and Bank of America to avoid the appearance of conflicts of interest and for regulatory or other reasons. Such limitations have not, and are not expected to, adversely affect our business.

Policies and Procedures for the Review, Approval or Ratification of Related Person Transactions

The Company’s Code of Business Conduct and Ethics sets forth the Company’s general policy prohibiting conflicts of interest, and transactions that would appear to interfere or conflict with the Company’s interests. The policy applies to all of the Company’s employees, officers and directors and requires each of them to disclose to the Company’s Ethics Officer any significant interest they or any of their family members have in any transaction or other matter known to them to be under consideration by the Company. By way of example, the policy indicates that a conflict situation can arise when an employee, officer or director takes actions or has interests that may make it difficult to perform his or her Company work objectively or effectively. Conflicts of interest may also arise when an employee, officer or director, or members of his or her family, receives improper personal benefits as a result of his or her position in the Company, whether such benefits are received from the Company or a third party. The policy prohibits all conflicts of interest, unless they are approved by, or approved pursuant to guidelines adopted by, the Board or a committee of the Board. In reviewing and approving such issues, the Board or a committee of the Board will review all the facts and circumstances but has not adopted specific criteria to assist in such decisions.

Director Independence

The Company is privately owned. As a result, the Company is not required to have independent directors.

Item 14.	Principal Accounting Fees and Services

Fees Paid to Independent Auditors.  The following table shows the fees paid by the Company for audit and other services provided by KPMG LLP for fiscal years 2008 and 2009.

	2008	2009

Audit Fees(1)	$755,500	$615,000
Audit Related Fees(2)	91,750	120,025
Tax Fees(3)	240,300	210,013
All Other Fees	—	—

Total:	$1,087,550	$945,038

(1)	For 2009 and 2008, Audit Fees include fees for the internal control audit required by Section 404 of Sarbanes-Oxley Act of 2002.

(2)	For 2009 and 2008, Audit Related Fees primarily consisted of fees for professional services relating to the Company’s benefit plan audits and accounting research related matters.

(3)	For 2009 and 2008, Tax Fees consisted of principally of professional services relating to the Company’s federal and state tax returns and also included miscellaneous tax related services.

Pre-Approval Policies and Procedures.  The Audit Committee Charter provides that the Committee is responsible for pre-approving all audit services and permitted non-audit services to be performed for the Company by the independent auditor. In addition, the Audit Committee has adopted a standing resolution that authorizes the Chairman of the Audit Committee, between meetings of the Committee, to pre-approve fees and expenses of any permitted non-audit services to be performed for the Company by its independent auditor, including tax services, provided (1) that such non-audit services are not services that relate to regularly recurring needs of the Company of the type covered by an annual engagement and (2) that the total value of such services, together with other non-audit services pre-approved by the Chairman pursuant to this delegation of authority subsequent to the most recent meeting of the Committee, does not exceed 20% of the estimated cost of the annual audit services of the independent auditors most recently approved by the Committee. All of the fees paid to the independent auditors in 2009 were pre-approved in accordance with these provisions.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

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

3. Exhibits:

See Exhibit Index on pages E-1 through E-5 hereof.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUVEEN INVESTMENTS, INC.

By	/s/ John P. Amboian
John P. Amboian
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By /s/ John P. Amboian John P. Amboian	Chief Executive Officer (Principal Executive Officer)	March 31, 2010

By /s/ Glenn R. Richter Glenn R. Richter	Executive Vice President, Chief Operating Officer and Principal Financial Officer (Principal Financial Officer)	March 31, 2010

By /s/ Sherri A. Hlavacek Sherri A. Hlavacek	Managing Director, Corporate Controller and Principal Accounting Officer (Principal Accounting Officer)	March 31, 2010

By /s/ John P. Amboian John P. Amboian	Director	March 31, 2010

By /s/ Timothy M. Hurd Timothy M. Hurd	Director	March 31, 2010

By /s/ Mark B. Tresnowski Mark B. Tresnowski	Director	March 31, 2010

By /s/ Vahe A. Dombalagian Vahe A. Dombalagian	Director	March 31, 2010

By /s/ Edward M. Magnus Edward M. Magnus	Director	March 31, 2010

By /s/ Peter S. Voss Peter S. Voss	Director	March 31, 2010

By /s/ Eugene S. Sunshine Eugene S. Sunshine	Director	March 31, 2010

By /s/ Frederick W. Eubank II Frederick W. Eubank II	Director	March 31, 2010

By /s/ Nathan C. Thorne Nathan C. Thorne	Director	March 31, 2010

By /s/ Angel L. Morales Angel L. Morales	Director	March 31, 2010

EXHIBIT INDEX
to
ANNUAL REPORT ON FORM 10-K
for the
FISCAL YEAR ENDED DECEMBER 31, 2009

Exhibit
Designation	Exhibit	Exhibit No. and Location

3.1	Amended and Restated Certificate of Incorporation of the Company	Exhibit 3.1 to the Company’s Form 8-K filed on November 16, 2007
3.2	By-Laws of the Company	Exhibit 3.2 to the Company’s Form 8-K filed on November 16, 2007
3.3	Certificate of Merger	Exhibit 3.3 to the Company’s Form S-4 filed on May 13, 2009
3.4	Certificate of Incorporation of Windy City Investments, Inc.	Exhibit 3.4 to the Company’s Amendment No. 1 to Form S-4 filed on August 24, 2009
3.5	By-Laws of Windy City Investments, Inc.	Exhibit 3.5 to the Company’s Amendment No. 1 to Form S-4 filed on August 24, 2009
3.6	Certificate of Formation of Nuveen HydePark Group, LLC	Exhibit 3.6 to the Company’s Amendment No. 1 to Form S-4 filed on August 24, 2009
3.7	Certificate of Amendment of Nuveen HydePark Group, LLC	Exhibit 3.7 to the Company’s Amendment No. 1 to Form S-4 filed on August 24, 2009
3.8	Limited Liability Company Agreement of Nuveen HydePark Group, LLC	Exhibit 3.8 to the Company’s Amendment No. 1 to Form S-4 filed on August 24, 2009
3.9	Amended and Restated Certificate of Incorporation of Nuveen Asset Management	Exhibit 3.9 to the Company’s Amendment No. 1 to Form S-4 filed on August 24, 2009
3.10	Restated Bylaws of Nuveen Asset Management	Exhibit 3.10 to the Company’s Amendment No. 1 to Form S-4 filed on August 24, 2009
3.11	Certificate of Incorporation of Nuveen Investments Advisers Inc.	Exhibit 3.11 to the Company’s Amendment No. 1 to Form S-4 filed on August 24, 2009
3.12	Bylaws of Nuveen Investments Advisers Inc.	Exhibit 3.12 to the Company’s Amendment No. 1 to Form S-4 filed on August 24, 2009
3.13	Certificate of Incorporation of Nuveen Investments Holdings, Inc.	Exhibit 3.13 to the Company’s Amendment No. 1 to Form S-4 filed on August 24, 2009
3.14	By-Laws of Nuveen Investments Holdings, Inc.	Exhibit 3.14 to the Company’s Amendment No. 1 to Form S-4 filed on August 24, 2009
3.15	Certificate of Formation of Nuveen Investments Institutional Services Group LLC	Exhibit 3.15 to the Company’s Amendment No. 1 to Form S-4 filed on August 24, 2009
3.16	Limited Liability Company Agreement of Nuveen Investments Institutional Services Group LLC	Exhibit 3.16 to the Company’s Amendment No. 1 to Form S-4 filed on August 24, 2009

Exhibit
Designation	Exhibit	Exhibit No. and Location

3.17	Certificate of Formation of NWQ Holdings, LLC	Exhibit 3.17 to the Company’s Amendment No. 1 to Form S-4 filed on August 24, 2009
3.18	Certificate of Formation of NWQ Investment Management Company, LLC	Exhibit 3.18 to the Company’s Amendment No. 1 to Form S-4 filed on August 24, 2009
3.19	Certificate of Merger for NWQ Investment Management Company, LLC	Exhibit 3.19 to the Company’s Amendment No. 1 to Form S-4 filed on August 24, 2009
3.20	Certificate of Amendment of Certificate of Formation of NWQ Investment Management Company, LLC	Exhibit 3.20 to the Company’s Amendment No. 1 to Form S-4 filed on August 24, 2009
3.21	Second Amended and Restated Limited Liability Company Agreement of NWQ Investment Management Company, LLC	Exhibit 3.21 to the Company’s Amendment No. 1 to Form S-4 filed on August 24, 2009
3.22	Articles of Incorporation of Nuveen Investment Solutions, Inc.	Exhibit 3.22 to the Company’s Amendment No. 1 to Form S-4 filed on August 24, 2009
3.23	Articles of Amendment of Nuveen Investment Solutions, Inc.	Exhibit 3.23 to the Company’s Amendment No. 1 to Form S-4 filed on August 24, 2009
3.24	By-Laws of Nuveen Investment Solutions, Inc.	Exhibit 3.24 to the Company’s Amendment No. 1 to Form S-4 filed on August 24, 2009
3.25	Amended and Restated Certificate of Incorporation of Rittenhouse Asset Management, Inc.	Exhibit 3.25 to the Company’s Amendment No. 1 to Form S-4 filed on August 24, 2009
3.26	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Rittenhouse Asset Management, Inc.	Exhibit 3.26 to the Company’s Amendment No. 1 to Form S-4 filed on August 24, 2009
3.27	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Rittenhouse Asset Management, Inc.	Exhibit 3.27 to the Company’s Amendment No. 1 to Form S-4 filed on August 24, 2009
3.28	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Rittenhouse Asset Management, Inc.	Exhibit 3.28 to the Company’s Amendment No. 1 to Form S-4 filed on August 24, 2009
3.29	Certificate of Amendment of Certificate of Incorporation of Rittenhouse Asset Management, Inc.	Exhibit 3.29 to the Company’s Amendment No. 1 to Form S-4 filed on August 24, 2009
3.30	Certificate of Amendment of Certificate of Incorporation of Rittenhouse Asset Management, Inc.	Exhibit 3.30 to the Company’s Amendment No. 1 to Form S-4 filed on August 24, 2009
3.31	Amended and Restated By-Laws of Rittenhouse Asset Management, Inc.	Exhibit 3.31 to the Company’s Amendment No. 1 to Form S-4 filed on August 24, 2009
3.32	Certificate of Formation of Santa Barbara Asset Management, LLC	Exhibit 3.32 to the Company’s Amendment No. 1 to Form S-4 filed on August 24, 2009
3.33	Second Amended and Restated Limited Liability Company Agreement of Santa Barbara Asset Management, LLC	Exhibit 3.33 to the Company’s Amendment No. 1 to Form S-4 filed on August 24, 2009

Exhibit
Designation	Exhibit	Exhibit No. and Location

3.34	Articles of Organization of Symphony Asset Management LLC	Exhibit 3.34 to the Company’s Amendment No. 1 to Form S-4 filed on August 24, 2009
3.35	Amended and Restated Limited Liability Company Agreement of Symphony Asset Management LLC	Exhibit 3.35 to the Company’s Amendment No. 1 to Form S-4 filed on August 24, 2009
3.36	Certificate of Formation of Tradewinds Global Investors, LLC	Exhibit 3.36 to the Company’s Amendment No. 1 to Form S-4 filed on August 24, 2009
3.37	Certificate of Amendment to Certificate of Formation of Tradewinds Global Investors, LLC	Exhibit 3.37 to the Company’s Amendment No. 1 to Form S-4 filed on August 24, 2009
3.38	Certificate of Amendment to Certificate of Formation of Tradewinds Global Investors, LLC	Exhibit 3.38 to the Company’s Amendment No. 1 to Form S-4 filed on August 24, 2009
3.39	Second Amended and Restated Limited Liability Company Agreement of Tradewinds Global Investors, LLC	Exhibit 3.39 to the Company’s Amendment No. 1 to Form S-4 filed on August 24, 2009
3.40	Articles of Incorporation of Winslow Capital Management, Inc.	Exhibit 3.40 to the Company’s Amendment No. 1 to Form S-4 filed on August 24, 2009
3.41	Articles of Amendment of Articles of Incorporation of Winslow Capital Management, Inc.	Exhibit 3.41 to the Company’s Amendment No. 1 to Form S-4 filed on August 24, 2009
3.42	Amended and Restated By-Laws of Winslow Capital Management, Inc.	Exhibit 3.42 to the Company’s Amendment No. 1 to Form S-4 filed on August 24, 2009
4.1	Indenture, dated as of September 12, 2005, between the Company and The Bank of New York Trust Company, N.A., as Trustee	Exhibit 4.1 to the Company’s Form 8-K filed on September 13, 2005
4.2	First Supplemental Indenture, dated as of September 12, 2005, between the Company and The Bank of New York Trust Company, N.A., as Trustee	Exhibit 4.2 to the Company’s Form 8-K filed on September 13, 2005
4.3	Indenture, dated as of November 13, 2007, among the Company, the Guarantors party thereto and U.S. Bank National Association	Exhibit 4.1 to the Company’s Form 8-K filed on November 16, 2007
4.4	Exchange and Registration Rights Agreement dated as of November 13, 2007	Exhibit 4.4 to the Company’s Form S-4 filed on May 13, 2009
10.1	Nuveen Investments, LLC Excess Benefit Retirement Plan	Exhibit 10.1 to the Company’s Form S-4 filed on May 13, 2009
10.2	Amendment to Acquisition Agreement, dated as of February 1, 2003, by and among the Company, Barra, Inc., Symphony Asset Management, Inc., Maestro, LLC, Symphony Asset Management LLC, Praveen K. Gottipalli, Michael J. Henman, Neil L. Rudolph and Jeffrey L. Skelton	Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended March 31, 2003 filed on May 15, 2003
10.3	Stock Purchase Agreement, dated as of May 28, 2002, by and among Old Mutual (US) Holdings Inc., NWQ Investment Management Company, Inc. and the Company	Exhibit 2.1 to the Company’s Form 8-K filed on August 14, 2002
10.4	Description of Investment Management Contracts	Exhibit 10.21 to the Company’s Form 10-K for year ended December 31, 2004

Exhibit
Designation	Exhibit	Exhibit No. and Location

10.5	Agreement and Plan of Merger, dated as of June 19, 2007, among Windy City Investments, Inc., Windy City Acquisition Corp. and the Company	Exhibit 2.1 to the Company’s Form 8-K filed on June 20, 2007
10.6	Credit Agreement, dated as of November 13, 2007, among Windy City Acquisition Corp., the Company, Deutsche Bank AG New York Branch and the other parties thereto	Exhibit 10.1 to the Company’s Form 8-K filed on November 16, 2007
10.7	Schedules and Exhibits to Credit Agreement, dated as of November 13, 2007, among Windy City Acquisition Corp., the Company, Deutsche Bank AG New York Branch and the other parties thereto	Exhibit 10.7 to the Company’s Amendment No. 1 to Form S-4 filed on August 24, 2009
10.8	Employment Agreement, dated as of November 1, 2002, between the Company and John P. Amboian	Exhibit 10.2 to the Company’s Form 10-Q filed on November 14, 2002
10.9	Amendment to Employment Agreement, dated as of January 1, 2008, between the Company and John P. Amboian	Exhibit 10.8 to the Company’s Form S-4 filed on May 13, 2009
10.10	Employment Agreement, dated as of January 1, 2008, between Nuveen Investments, Inc. and Mark J.P. Anson	Exhibit 10.9 to the Company’s Form S-4 filed on May 13, 2009
10.11	Employment Agreement, dated as of January 1, 2008, between the Company and Glenn R. Richter	Exhibit 10.10 to the Company’s Form S-4 filed on May 13, 2009
10.12	Employment Agreement, dated as of January 1, 2008, between the Company and Alan G. Berkshire	Exhibit 10.11 to the Company’s Form S-4 filed on May 13, 2009
10.13	Employment Agreement, dated as of January 1, 2008, between the Company and John L. MacCarthy	Exhibit 10.12 to the Company’s Form S-4 filed on May 13, 2009
10.14	Form of Windy City Investment Holdings, L.L.C. Deferred Unit Grant Agreement	Exhibit 10.13 to the Company’s Form S-4 filed on May 13, 2009
10.15	Form of Windy City Investments Holdings, L.L.C. Class A Unit Purchase Agreement	Exhibit 10.14 to the Company’s Form S-4 filed on May 13, 2009
10.16	Form of Windy City Investments Holdings, L.L.C. Class B Unit Grant Agreement	Exhibit 10.15 to the Company’s Form S-4 filed on May 13, 2009
10.17	Windy City Investment Holdings, L.L.C. Amended and Restated Unitholders Agreement	Exhibit 10.16 to the Company’s Form S-4 filed on May 13, 2009
10.18	Services Agreement, dated as of November 13, 2007, among the Company, Madison Dearborn Partners V-B, L.P., MLGPE U.S. Strategies LLC and the other parties thereto	Exhibit 10.18 to the Company’s Amendment No. 1 to Form S-4 filed on August 24, 2009
10.19	First Amendment to Credit Agreement, dated as of July 28, 2009, among Windy City Investments, Inc., the Company, Deutsche Bank AG New York Branch and the other parties thereto	Exhibit 10.1 to the Company’s Form 8-K filed on July 31, 2009
10.20	Incremental Second-Lien Term Loan Agreement, dated as of August 11, 2009, among Windy City Investments, Inc., the Company, Deutsche Bank AG New York Branch and the other parties thereto	Exhibit 10.1 to the Company’s Form 8-K filed on August 17, 2009
10.21	Letter Agreement, dated June 30, 2009, between Nuveen Investments, Inc. and Alan G. Berkshire	Exhibit 10.21 to the Company’s Amendment No. 1 to Form S-4 filed on August 24, 2009

Exhibit
Designation		Exhibit	Exhibit No. and Location

10.22		Nuveen Investments 2009 Mutual Fund Investment Plan	Exhibit 10.22 to the Company’s Amendment No. 1 to Form S-4 filed on August 24, 2009
10.23		Form of Mutual Fund Award Agreement under the Nuveen Investments 2009 Mutual Fund Investment Plan	Exhibit 10.23 to the Company’s Amendment No. 1 to Form S-4 filed on August 24, 2009
10.24		First Amendment to Nuveen Investments, LLC Excess Benefit Retirement Plan	Exhibit 10.24 to the Company’s Amendment No. 3 to Form S-4 filed on October 29, 2009
10.25		Second Amendment to Nuveen Investments, LLC Excess Benefit Retirement Plan	Exhibit 10.25 to the Company’s Amendment No. 3 to Form S-4 filed on October 29, 2009
*12		Statement of Computation of Ratios of Earnings to Fixed Charges
21		Subsidiaries of the Company	Exhibit 21 to the Company’s Form S-4 filed on May 13, 2009
*31	.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.2	Certification of Principal Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.